Form 10QSB
period 2005-04-30
EDMONDS 6 INC.
filed 2005-06-14
CIK 1309057

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                         Commission File No. 000-50814

                                 Universal Fog, Inc.
        (Exact name of small business issuer as specified in its charter)

       Delaware
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                              1808 South 1st Avenue
                            Phoenix, Arizona 85003
                    (Address of Principal Executive Offices)

                                 602/254-9114
                           (Issuer's telephone number)

                                Edmonds 6, Inc.
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 13, 2005: 36,740,000 shares of common stock.

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended April 30, 2005 are not necessarily indicative of results that may be expected for the year ending Ocotber 31, 2005. The financial statements are presented on the accrual basis.

                                  EDMONDS 6, INC.
                          (a development stage company)

                              FINANCIAL STATEMENTS

                                  UNIVERSAL FOG, INC.
                          (a development stage company)

                              FINANCIAL STATEMENTS







                              AS OF APRIL 30, 2005



UNIVERSAL FOG, INC.
(a development stage company)
Financial Statements Table of Contents




FINANCIAL STATEMENTS
                                                                      Page #





         Balance Sheet                                                  F-1


         Statement of Operations and Retained Deficit                   F-2


         Statement of Stockholders Equity                               F-3


         Cash Flow Statement                                            F-4


         Notes to the Financial Statements                              F-5




                                 UNIVERSAL FOG, INC.
                          (a development stage company)
                                  BALANCE SHEET
                   As of APRIL 30, 2005 AND OCTOBER 31, 2004


                                     ASSETS

                                                       April 30, October 31,
CURRENT ASSETS                                            2005      2004
                                                       ---------  --------

        Cash                                           $      0    $     0
                                                       ---------  --------




                      TOTAL ASSETS                     $      0    $     0
                                                       =========  ========

                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

    Accrued expenses                                   $  1,000    $   500
                                                       ---------  --------

                      TOTAL LIABILITIES                   1,000        500

STOCKHOLDER'S EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    100,000 issued and outstanding                           10         10

  Additional paid in capital                                 90         90

  Accumulated Deficit                                    (1,100)      (600)
                                                       ---------  --------

  Total stockholder's equity                             (1,000)      (500)
                                                       ---------  --------


      TOTAL LIABILITIES AND EQUITY                     $      0    $     0
                                                       =========  ========




   The accompanying notes are an integral part of these financial statements.


                                 UNIVERSAL FOG, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
                For the six months ending April 30, 2005, and
            from inception (August 19, 2004) through April 30, 2005



                                                    Six Months           From Inception to
                                                  April 30, 2005           April 30, 2005
 REVENUE
     Sales                                           $        0           $         0
     Cost of sales                                            0                     0
                                                    -----------           -----------

 GROSS PROFIT                                                 0                     0

     GENERAL AND ADMINISTRATIVE EXPENSES                    500                 1,100
                                                    -----------           -----------

 NET LOSS                                                  (500)               (1,100)

 ACCUMULATED DEFICIT, BEGINNING BALANCE                       0                     0
                                                    -----------           -----------

 ACCUMULATED DEFICIT, ENDING BALANCE                 $     (500)          $    (1,100)
                                                    ===========           ===========


NET EARNINGS PER SHARE

     Basic Earnings Per Share
     Net loss per share                          (Less than .01)

     Basic Weighted Average
     Number of Common Shares Outstanding              1,000,000






   The accompanying notes are an integral part of these financial statements.


                                 UNIVERSAL FOG, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
                    For the three months ending April 30, 2005



                                                   Three Months
                                                  April 30, 2005

 REVENUE
     Sales                                           $        0
     Cost of sales                                            0
                                                     -----------

 GROSS PROFIT                                                 0

     GENERAL AND ADMINISTRATIVE EXPENSES                    250
                                                    -----------

 NET LOSS                                                  (250)





   The accompanying notes are an integral part of these financial statements.


                                 UNIVERSAL FOG, INC.
                          (a development stage company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
           From inception (August 19, 2004) through April 30, 2005


                                                         ADDITIONAL     ACCUMULATED
                              SHARES     COMMON STOCK    PAID IN         DEFICIT         TOTAL
                           ------------- ------------- -----------   -------------- -------------
Stock issued on acceptance
   Of incorporation expenses
   August 19, 2004              100,000   $       10     $     90       $         0    $      100

Net loss                                                                       (600)         (600)
                            ------------ ------------ ------------     -------------- -------------

Total at October 31, 2004       100,000   $       10     $     90       $      (600)   $     (500)

Net loss                                                                       (500)         (500)
                            ------------ ------------ ------------     -------------- -------------

Total at April 30, 2005         100,000   $       10     $     90       $    (1,100)   $   (1,000)
                            ============ ============ ============     ============== =============






   The accompanying notes are an integral part of these financial statements.


                                 UNIVERSAL FOG, INC.
                          (a development stage company)
                             STATEMENT OF CASH FLOWS
                  For the six months ended April 30, 2005, and
             from inception (August 19, 2004) through April 30, 2005



                                                                                  From
CASH FLOWS FROM OPERATING ACTIVITIES                       April 30, 2005       Inception
        Net income (loss)                                      $  (500)          $(1,100)
        Compensation in the form of stock                            0               100
        Increases (Decrease) in accrued expenses                   500             1,100
                                                               -------           -------

NET CASH PROVIDED OR (USED) IN OPERATIONS                            0                 0

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                         0                 0

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                                         0                 0

CASH RECONCILIATION

        Net increase (decrease) in cash                              0                 0
        Beginning cash balance                                       0                 0
                                                               -------           -------

CASH BALANCE AT END OF PERIOD                                  $     0           $     0
                                                               =======           =======





   The accompanying notes are an integral part of these financial statements.

                                 UNIVERSAL FOG, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS

1.   Summary of significant accounting policies:
     ------------------------------------------

Industry:

UNIVERSAL FOG, INC. (the Company), (a development stage company), was formerly known as Edmonds 6, Inc., a Company incorporated in the state of Delaware as of August 19, 2004, plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

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

8.   Stockholder's Equity:
     --------------------

COMMON STOCK:

Common Stock includes 100,000,000 shares authorized at a par value of $0.0001, of which 100,000 have been issued for the amount of $100 on August 19, 2004 In acceptance of the incorporation expenses for the Company. The shares were accounted for as compensation to the officer incorporating.

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

12.  Subsequent Event
     ------------------

On May 9, 2005, the Company entered in a stock purchase agreement and share exchange with Universal Fog, Inc., an Arizona corporation. Pursuant to this agreement, Universal Fog, Inc. (which has been in continuous operation since
1996) became a wholly owned subsidiary of the Company, and the Company changed its name to Universal Fog, Inc. In addition, on May 10, 2005, the Company amended its Articles of Incorporation to raise our authorized capital to 310,000,000 shares of which 300,000,000 are common stock and 10,000,000 shares are preferred stock.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation
-----------------

As of April 30, 2005, the Registrant had located a merger Candidate for the purpose of a merger. The registrant was successful in closing a stock purchase and share exchange agreement on May 9, 2005. Pursuant to this agreement, Universal Fog, Inc. became our wholly owned subsidiary and we changed our name to Universal Fog, Inc.

Results of Operation
--------------------

The Company did not have any operating income from inception (August 19, 2004) through April 30, 2005, the registrant recognized a net loss of $1,100. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At April 30, 2005 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Subsequent Event
------------------

We were incorporated on August 19, 2004 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On May 9, 2005, we entered in a stock purchase agreement and share exchange with Universal Fog, Inc., an Arizona corporation. Pursuant to this agreement, Universal Fog, Inc. (which has been in continuous operation since 1996) became our wholly owned subsidiary and we changed our name to Universal Fog, Inc. In addition, on May 10, 2005, the Company amended its Articles of Incorporation to raise our authorized capital to 310,000,000 shares of which 300,000,000 are common stock and 10,000,000 shares are preferred stock.

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

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending April 30, 2005, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports of Form 8-K.

          (a)  Exhibits

          31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

          32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

          (b) Reports of Form 8-K

          On April 14, 2005, the Company filed a Form 8-K pursuant to a change in control.

          On May 12, 2005, the Company filed a Form 8-K reporting the stock purchase agreement and share exchange with Universal Fog, Inc.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                 Edmonds 6, Inc.
                                 Registrant


Date: June 13, 2005              By: /s/ Tom Bontems
                                 -----------------------------------
                                 Tom Bontems
                                 President