Form 10QSB
period 2005-07-31
UNIVERSAL FOG INC
filed 2005-09-16
CIK 1309057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-50814

UNIVERSAL FOG, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	86-0827216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1808 South 1st Avenue

Phoenix, AZ 85003

(Address of Principal Executive Offices)

602/254-9114

(Issuer’s telephone number)

Edmonds 6, Inc.
10/31/05

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [ ]

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 13, 2005: 38,692,300 shares of common stock.

UNIVERSAL FOG, INC.

FINANCIAL STATEMENTS

INDEX

Part I-- FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition

Item 3. Control and Procedures

Part II-- OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures and Required Certifications

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

UNIVERSAL FOG, INC.

FINANCIAL STATEMENTS

As of June 30, 2005

UNIVERSAL FOG, INC.

Financial Statements

Table of Contents

FINANCIAL STATEMENTS

Page #

Consolidated Balance Sheet	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to the Consolidated Financial Statements	F-4

Universal Fog, Inc.

And Subsidiary

Consolidated Balance Sheet

(Unaudited)

June 30, 2005
Assets

Current Assets:

Cash and cash equivalents	$83,639
Accounts Receivable, net of allowance
for doubtful accounts of $22,848	78,262
Inventory	106,758

Total Current Assets	268,659

Property, Plant, and Equipment, net of
accumulated depreciation of
$102,612 and $89,320 respectively	450,981
Patent Rights, net of $492 of
accumulated amortization	49,726

Total Assets	$769,366

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts Payable-trade	$97,573
Accrued Expenses	15,688
Advances from Stockholders	49,075
Note Payable1	147,570

Total Current Liabilities	309,906

Stockholders’ Equity:

Convertible preferred stock, $.0001 par value,
10,000,000 shares authorized, 4,000,000
and 0 shares issued and outstanding	400
Common stock, $.0001 par value,
300,000,000 shares authorized,
37,280,000 and 100,000 shares
issued and outstanding respectively	3,728

Additional Paid-in Capital	645,476
Stock Subscription Receivable	(51,500)
Accumulated Deficit	(138,644)

Total Stockholders’ Equity	459,460
Total Liabilities
and Stockholders’ Equity	$769,366

See Notes to Consolidated Financial Statements

Universal Fog, Inc.

and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	3 Mos. Ended June 30, 2005	3 Mos. Ended June 30, 2004	6 mos. Ended June 30, 2005	6 mos. Ended June 30, 2004

Sales, net of returns	$216,259	$126,503	$314,839	$255,553

Cost of Sales	87,096	54,264	103,896	76,547

Gross Profit	129,163	72,239	210,943	179,006

Operating Expenses:

General and administrative expenses	114,270	14,250	146,327	40,877

Advertising & Marketing	2,097	3,306	2,957	3,486

Compensation Costs	71,789	40,507	101,942	75,572

Total Operating Expenses	188,156	58,063	251,226	119,935

Net Income (Loss) from operations	$(58,993)	$14,176	$(45,114)	$59,071

Interest Expense	1,932	1,740	4,831	3,480

Net Income (Loss) before income taxes	(60,925)	12,436	(45,114)	55,591

Provision for Income Taxes	0	0	0	0

Net Income (Loss)	$(60,925)	$12,436	$(45,114)	$55,591

Earnings (Loss) Per Common Share:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

See Notes to Consolidated Financial Statements

UNIVERSAL FOG, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004

	2005	2004

Cash flows from operating activities:

Net cash provided by operating activities	(15,161)	31,810

Cash flows from investing activities:

Net cash provided by (used in)
investing activities	1,000	(1,000)

Cash flows from financing activities:

Net cash provided by (used in)
financing activities	94,879	(17,796)

Net increase in cash	79,276	13,014

Cash at beginning of period	4,363	2,796

Cash at end of period	$83,639	$15,810

See Notes to the consolidated financial statements.

UNIVERSAL FOG, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Supplemental Cash Flows Disclosures

	2005	2004

Interest paid	$4,831	$3,480

Income taxes paid	$--	$--

Non-Cash Investing and Financing Activities

	2005	2004

Contribution of property and equipment,
net of related note payable, as
additional paid in capital	$250,562	$--

Common stock issued for services	$33,400	$--

Preferred stock issued for patent rights	$50,218	$--

Common stock issued in repayment
of advances from stockholder	$129,424	$--

See notes to the Consolidated Financial Statements

UNIVERSAL FOG, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and operations

Universal Fog, Inc. was incorporated in the state of Arizona on July 11,1996 and was the successor of the business known as Arizona Mist, Inc. which began in 1989. On May 9, 2005, Universal Fog, Inc. entered into a Stock Purchase Agreement and Share Exchange (effecting a reverse merger)with Edmonds 6, Inc. (Edmonds 6) and its name was changed to Universal Fog, Inc. (hereinafter referred to as either UFI or the Company).Edmonds 6 was incorporated on August 19, 2004 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pursuant to this agreement, Universal Fog, Inc. (which has been in continuous operation since 1996) became a wholly owned subsidiary of Edmonds 6.

The Company began manufacturing systems for outdoor cooling in Arizona and quickly expanded to distribute throughout the United States. As the Company grew, so did the need for more efficient, more effective, and higher quality commercial grade products.

All Universal Fog, Inc. high pressure fog systems are custom designed and manufactured for each specific application. We incorporate three different types of tubing in our systems enabling us to comply with nearly any design requirement. Our low profile 3/8” flexible nylon tubing utilizes our patented SLIP-LOK brass fittings allowing extreme versatility and easy installation. The use of 3/8” high-pressure nitrogenized copper is aesthetically very pleasing and enables us to conceal our mist lines behind walls, such as stucco, and meet certain building code requirements. In addition, we also produce systems using3/8” stainless steel tubing, though copper systems are recommended, providing one of the most extensive product selections in the industry.

The concept is inherent in nature, such as water vapor, clouds, and fog, which manifest due to the earth’s environment. Universal Fog, Inc. high pressure fog systems can create the same environment where and when you want it. Using normal tap water and pressurizing it to 800 PSI with our high-pressure pump modules, we force water through a series of patented brass and stainless steel nozzles creating a micro-fine mist or “fog”. With droplets ranging in size from 4 – 40 microns, the fog flash evaporates, removing unwanted heat in the process. Temperature drops up to 400 are typical in situations where high heat and low humidity exist.

The concept of fog and its benefits have been in use for over 50 years. While most commonly known for cooling, fog can be used for a variety of applications.

Principles of consolidation and basis of presentation

The accompanying consolidated financial statements included the general accounts of the Company, a Delaware corporation formerly Edmonds 6, Inc. (see above), and its wholly owned Arizona subsidiary, also named Universal Fog, Inc. All material intercompany transactions, accounts and balances have been eliminated in the consolidation.

For financial reporting purposes the reverse merger with Edmonds 6 (see above)has been treated as a recapitalization of UFI with Edmonds 6 being the legal survivor and UFI being the accounting survivor and the operating entity. That is, the historical financial statements prior to May 9, 2005 are those of UFI and its operations, even though they are labeled as those of the Company .Retained earnings of UFI related to its operations, is carried forward after the recapitalization. Operations prior to the recapitalization are those of the accounting survivor, UFI and its predecessor operations, which began July 11,1996. Earnings per share for the periods prior to the recapitalization are restated to reflect the equivalent number of shares outstanding for the entire period operations were conducted. Upon completion of the reverse merger, the financial statements become those of the operating company, with adjustments to reflect the changes in equity structure and receipt of the assets and liabilities of UFI.

Management estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Goodwill and intangible assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142,Goodwill and Other Intangible Assets, effective for fiscal years beginning after June 15, 2001. Under the new standards, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

On May 9, 2005, the Company was assigned the rights to two patents developed by Mr. Bontems, the Company’s controlling stockholder, in exchange for the issuance of 4,000,000 convertible preferred stock shares (Notes 2 and 5). Because this transaction is one between entities under common control, the patent rights are carried on the Company’s general accounts at their historical cost to Mr. Bontems pursuant to SFAS No. 141 and Staff Accounting Bulletin No. 48.

The patents rights are being amortized using the straight-line method over their remaining estimated lives of approximately six and sixteen years. For the six months ended June 30, 2005 amortization expense related to these patent rights totaled $492. For each of the next five years, management estimates amortization of these patent rights to approximate $3,000.

Income/loss per share

Basic income/loss per share amounts are computed by dividing the net income or loss by the weighted average number of common stock shares outstanding. Diluted income/loss per share amounts reflect the maximum dilution that would have resulted from the issuance of common stock through potentially dilutive securities. Other than the convertible preferred stock (Note 2), the Company does not have any convertible securities, outstanding options or warrants that could potentially dilute the earnings of its common stockholders. Diluted loss per share amounts are computed by dividing the net income/loss (the preferred shares do not contain dividend rights) by the weighted average number of common stock shares outstanding plus the assumed issuance of the convertible preferred stock. For the three and six months ended June 30, 2005 and 2004, basic income/loss per share amounts are based on 35,455,824, and 34,731,934, 34,000,000 and 34,000,000 weighted-average number of common stock shares outstanding, respectively. For the three and six months ended June 30, 2005, no effect has been given to the assumed conversion of the convertible preferred stock shares as the effect would be antidilutive.

2. CAPITAL STRUCTURE DISCLOSURES

The Company’s capital structure is complex and consists of a series of convertible preferred stock and a general class of common stock. The Company is authorized to issue 310,000,000 shares of stock with a par value per share of $.0001, 10,000,000 of which have been designated as preferred shares and 300,000,000 of which have been designated as common shares.

Convertible preferred stock

On May 9, 2005, the Company issued 4,000,000 preferred stock shares to its majority common stockholder in exchange for the assignment of two patent rights (Notes 1 and 5). These shares are convertible into the Company's common stock at the option of the holder any time after one year from the date of issuance. Each share of convertible preferred stock is convertible into one share of common stock. In the event of liquidation, these shares also allow the holder to exchange the shares for the Company's office and manufacturing facilities (Notes 1 and 5). In addition, the shares will survive and not be affected by any recapitalization, reorganization or reverse stock split.

Common stock

Each common stock share contains one voting right and contains the rights to dividends if and when declared by the Board of Directors. During July and August of 2005, the Company raised $271,500 by selling 1,392,300 shares of common stock.

Stock options, warrants and other rights

As of June 30, 2005, the Company had not adopted any employee stock option plans and no other stock options, warrants or other stock rights have been granted or issued.

3.	RISKS AND UNCERTAINTIES

The Company operates in a highly specialized industry. The concept is inherent in nature, such as water vapor, clouds and fog, which occur due to the earth’s environment. Universal Fog, Inc.’s high pressure fog systems can create the same environment where and when you want it. Using normal tap water and pressurizing it to 800 PSI with our high-pressure pump modules, we force water through a series of patented brass and stainless steel nozzles creating a micro-fine mist or “fog”. With droplets ranging in size from 4 - 40 microns, the fog flash evaporates, removing unwanted heat in the process. Temperature drops up to 400Fahrenheit are typical in situations where high heat and low humidity exist.

The concept of fog and its benefits have been in use for over 50 years. While most commonly known for cooling, fog can be used for a variety of applications.

These products are marketed outside the United States, which subjects the Company to foreign currency fluctuation risks.

4.	BORROWINGS

The Company’s borrowings consist of a mortgage payable and interest bearing advances payable to a stockholder (Note 5).

The mortgage payable was assumed by the Company on January 3, 2005 when the land, office and manufacturing facilities were contributed to the Company as additional paid in capital by the Company's majority stockholder (Notes 1 and5). The mortgage payable bears interest at 8.4%, contains no restrictions or debt covenants and provides for monthly principal and interest payments of $1,443 through May 30, 2006 at which time the remaining principal and all accrued interest shall be due and payable.

The advances bear interest at 5.0%, are unsecured and provide for monthly principal and interest payments of $1,406 through March 2015. However, on May 30, 2005, the advances were repaid in full through the issuance 540,000 common shares.

Legal matters

The Company is subject to legal proceedings that arise in the ordinary course of business. There are currently no legal proceedings pending and management does not believe any will arise that will have a material adverse affect on the Company’s consolidated financial position, operating results or cash flows.

5.	RELATED PARTY TRANSACTIONS

Stockholders

On January 3, 2005, the Company’s majority stockholder contributed as additional paid in capital the land, office and manufacturing facilities located at 1808 South First Avenue, Phoenix, Arizona to the Company. Because this transaction is one between entities under common control, these facilities were recorded into the Company’s books and records at the stockholder’s historical cost of $401,117. These facilities are security for a note payable (Note 4), which was also transferred to and assumed by the Company.

Additionally, the Company’s majority stockholder entered in to an agreement whereby he assigned certain patent rights to the Company in exchange for 4,000,000 shares of the Company’s convertible preferred stock (Note 2). These patent rights were also recorded at the stockholder’s historical cost of $50,218.

At January 1, 2003, the Company owed its majority stockholder $104,247 from advances, net of repayments, made in prior years. During the three and six months ended June 30, 2005 additional advances of $4,647 were made and $36,000 of advances was repaid. During each of the years ended December 31, 2004 and 2003, the Company repaid $7,875 and $15,944, respectively, of these advances. The advances are unsecured, non-interest bearing and due upon demand as funds are available.

Also, at January 1, 2003, the Company owed another stockholder $153,064 from advances, net of repayments, made in prior years. During the three and six months ended June 30, 2005 and each of the years ended December 31, 2004 and 2003, the Company repaid $4,282, $9,921 and $9,437, respectively, of these advances. The advances were unsecured and payable with interest at 5.0% in monthly payments of $1,406 through March 2015. On May 30, 2005, the outstanding advances totaling $129,424 were repaid through the issuance of 540,000 common stock shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information set forth below should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I- Item I of this Quarterly Report and the Company’s Annual Report on Form 10-KSBfor the fiscal year ended October 31, 2004, which contains the audited consolidated financial statements and notes thereto and the audited financial statements filed in the 8-K dated August 23, 2005 for the five months ended May 31, 2005 and the calendar years ended December 31, 2004 and 2003 and the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the October 31, 2004 Annual Report.

Some of the statements under “Description of Business,” “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation,” and elsewhere in this Report and in the Company’s periodic filings with the Securities and Exchange Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors what may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward- looking statements. Such factors include, among other things, those listed under “Risk Factors” and elsewhere in this Report.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “intends,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will obtain or have access to adequate financing for each successive phase of its growth, that there will be no material adverse competitive or technological change in condition of the Company’s business, that the Company’s President and other significant employees will remain employed as such by the Company, and that there will be no material adverse change in the Company’s operations, business or governmental regulation affecting the Company. The foregoing assumptions are based on judgments with respect to, among other things, further economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control.

Although management believes that the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither management nor any other persons assumes responsibility for the accuracy and completeness of such statements.

Plan of Operation

Universal Fog, Inc. was incorporated in the State of Arizona on July 11, 1996and was the successor of the business known as Arizona Mist, Inc. which began in 1989. On May 9, 2005, Universal Fog, Inc. entered into a Stock Purchase Agreement and Share Exchange (effecting a reverse merger) with Edmonds 6, Inc.(Edmonds 6) and its name was changed to Universal Fog, Inc. (hereinafter referred to as either UFI or the Company). Edmonds 6 was incorporated on August19, 2004 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pursuant to this agreement, Universal Fog, Inc. (which has been in continuous operation since 1996) became a wholly owned subsidiary of Edmonds 6.

The Company began manufacturing systems for outdoor cooling in Arizona and quickly expanded to distribute throughout the United States. As the Company grew, so did the need for more efficient, more effective, and higher quality commercial grade products.

All Universal Fog high pressure fog systems are custom designed and manufactured for each specific application. We incorporate three different types of tubing in our systems enabling us to comply with nearly any design requirement. Our low profile 3/8” flexible nylon tubing utilizes our patented SLIP-LOK brass fittings allowing extreme versatility and easy installation. The use of 3/8”high-pressure nitrogenized copper is aesthetically very pleasing and enables us to conceal our mist lines behind walls, such as stucco, and meet certain building code requirements. In addition, we also produce systems using 3/8”stainless steel tubing, though copper systems are recommended, providing one of the most extensive product selections in the industry.

The concept is inherent in nature, such as water vapor, clouds, and fog, which manifest due to the earth’s environment. Universal Fog high pressure fog systems can create the same environment where and when you want it. Using normal tap water and pressurizing it to 800 PSI with our high-pressure pump modules, we force water through a series of patented brass and stainless steel nozzles creating a micro-fine mist or “fog”. With droplets ranging in size from 4 – 40 microns, the fog flash evaporates, removing unwanted heat in the process. Temperature drops up to 400 are typical in situations where high heat and low humidity exist.

The concept of fog and its benefits have been in use for over 50 years. While most commonly known for cooling, fog can be used for a variety of applications.

The Company is currently investigating new sources of supply and is concentrating on controlling costs to enhance its profitability. The Company is fully staffed with highly qualified individuals to fulfill the current and increased demand for product. As a result of this staffing, the Company has increased its sales and production capabilities and believes the Company is well positioned to experience new growth. The Company believes there will not be any significant increase in selling, general and administrative expenses as it implements its business plan.

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2005 and 2004

Revenues. The Company’s revenues are derived from the assembly of components used in misting systems and installations of these systems in commercial and residential applications and through the sales to distributors in various states and foreign countries.

Revenues for the three-month period ended June 30, 2005 were $216,259, compared to $126,503 for the three-month period ended June 30, 2004. This increase was due to increased awareness of our products in the Phoenix area.

Cost of Sales. The Company’s cost of sales consists of materials used in misting systems and labor for the assembly of components and in the local area; labor for installation.

Cost of sales for the three-month period ended June 30, 2005 were $87,096, compared to $54,264 for the three-month period ended June 30, 2004. The increase is the result of the increased revenues compared to the corresponding quarter of 2004.

Operating Expenses. Operating expenses for the three-month period ended June 30, 2005 were $188,156 compared to $58,063 for the three-month period ended June 30, 2004 due to expenses of becoming a reporting company. Selling and marketing expenses decreased to $2,097 during these three months in 2005 as compared to $3,306 for the same three months in 2004. General and Administrative expenses increased from $14,250 in the three-month period ended June 30, 2004 to $114,270 in the same period in 2005. This increase was also due to additional expenses of becoming a reporting company. Additional costs were legal and accounting and auditing associated with the purchase of Edmonds 6, Inc. and the audit for the years ended December 31,

2004 and 2003, respectively and the 5 months ended May 31, 2005. Compensation expense increased for the three-month period ended June 30, 2005 to $71,789 from $40,507 in the period ended June 30, 2004 due to increased sales of product which required additional installation and manufacturing expenses.

Depreciation and Amortization. Depreciation and amortization are included in General and Administrative expenses. For the three-month period ended June 30,2005, these costs were $4258, compared to $2,511 for the three-month period ended July 31, 2004. This increase was due to the acquisition of our facilities.

Comparison of the Six-Month Periods Ended June 30, 2005 and 2004

Revenues. Revenues for the six-month period ended June, 2005 were $314,839compared to $255,553 for the same period ended June 30, 2004. The increase in revenues in 2005 was due to increased awareness of our products in the Phoenix area.

Cost of Sales. Cost of sales for the six-month period ended June 30, 2005 were $103,896, compared to $76,547 for the six-month period ended June 30, 2004. This increase is from higher revenues.

Operating Expenses. Operating expenses for the six-month period ended June 30,2005 were $251,226, compared to $119,935 for the six-month period ended June 30, 2004. Selling and marketing expenses decreased to $2,957 during these six months in 2005 from $3,486 for the same six months in 2004. Compensation increased from $75,572 in the six-month period of 2004 to $ 101,942 in the same six-month period in 2005 due to increased sales requiring additional labor. General and Administrative expenses increased from $40,877 in the six-month period ended June 30, 2004 to $ 146,327 in the same period of 2005. This increase was due to costs associated with becoming a reporting company which include additional professional services such as legal, accounting and auditing. The primary components were legal fees representing the purchase of Edmonds 6, Inc. and the audit for the years ended December 31, 2004 and 2003, respectively and the 5 months ended May 31, 2005.

Depreciation and Amortization. Depreciation and amortization are included in General and Administrative expenses. For the six-month period ended June 30, 2005, these costs were $4,258, compared to $5,022 for the nine-month period ended July 31, 2004. This decrease was due to assets becoming fully depreciated which was partially offset by the beginning depreciation added by the acquisition of our facilities.

Liquidity and Capital Resources

We funded our cash requirements for the six-month period ended June 30, 2005 through operations and $133,500 from the sale of restricted common stock in a private placement during the month of May. In addition, the Company converted debt into restricted common stock. The Company does not have any material commitments for capital expenditures as of the date of this report. Management believes sufficient cash flow from operations will be available during the next twelve months to satisfy its short-term obligations.

Cash increased by $79,276 during the six-month period ended June 30, 2005. Over the same period in 2004, cash increased by $13,014.

Related Party Transactions

On January 3, 2005, the Company’s majority stockholder contributed as additional paid in capital the land, office and manufacturing facilities located at 1808 South First Avenue, Phoenix, Arizona to the Company. Because this transaction is one between entities under common control, these facilities were recorded into the Company’s books and records at the stockholder’s historical cost of $401,117. These facilities are security for a note payable (Note 4), which was also transferred to and assumed by the Company.

Additionally, the Company’s majority stockholder entered in to an agreement whereby he assigned certain patent rights to the Company in exchange for 4,000,000 shares of the Company’s convertible preferred stock (Note 2). These patent rights were also recorded at the stockholder’s historical cost of $50,218.

At January 1, 2003, the Company owed its majority stockholder $104,247 from advances, net of repayments, made in prior years. During the six months ended June 30, 2005 additional advances of $4,647 were made and $36,000 of advances repaid. During each of the years ended December 31, 2004 and 2003, the Company repaid $7,875 and $15,944, respectively, of these advances. The advances are unsecured, non-interest bearing and due upon demand as funds are available.

Also, at January 1, 2003, the Company owed another stockholder $153,064 from advances, net of repayments, made in prior years. During the six months ended June 30, 2005 and each of the years ended December 31, 2004 and 2003, the Company repaid $4,282, $9,921 and $9,437, respectively, of these advances. The advances were unsecured and payable with interest at 5.0% in monthly payments of $1,406 through March 2015. On May 30, 2005, the outstanding advances totaling $129,424 were repaid through the issuance of 540,000 common stock shares.

Item 3. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)	Changes in internal controls.

Our scope of internal control is intended to extend to policies, procedures, processes, systems, activities, initiatives, and endeavors required of a company with our transactions, expenses, and operations. To this end, management has made changes to internal controls and procedures, including corrective actions with regard to significant deficiencies or material weaknesses identified in the Company’s audit for the period ending May 31, 2005 and the years ended December 31, 2004 and 2003, respectively. As of this date, it is the belief of management that, given the Company’s operations, our revised disclosure controls and procedures will be effective.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.	Changes in Securities.

$133,500 was raised through the sale of restricted common stock in a private placement during the months of April and May of 2005. The Company converted debt into 540,000 shares of restricted common stock. During July and August of 2005, the company issued 1,412,300 shares of common stock representing $268,275 cash and services.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

August 29, 2005--8-K/A Change of Certifying Accountants
August 23, 2005--Audited Financial Statements
August 18, 2005--Change in Certifying Accountants

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Universal Fog, Inc.
Registrant

Date: September 13, 2005	By: /s/ Tom Bontems
Tom Bontems
President