Form 10QSB
period 2005-09-30
UNIVERSAL FOG INC
filed 2005-11-03
CIK 1309057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 1, 2005: 38,652,300 shares of common stock.

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

Signatures and Required Certifications

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

UNIVERSAL FOG, INC.

FINANCIAL STATEMENTS

As of September 30, 2005

UNIVERSAL FOG, INC.

Financial Statements

Table of Contents

FINANCIAL STATEMENTS

Page #

Consolidated Balance Sheet	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to the Consolidated Financial Statements	F-4

Universal Fog, Inc.

And Subsidiary

Consolidated Balance Sheet

(Unaudited)

September 30, 2005
Assets

Current Assets:

Cash and cash equivalents	$126,741
Accounts Receivable, net of allowance
for doubtful accounts of $22,848	109,203
Inventory	153,448

Total Current Assets	389,392

Property, Plant, and Equipment, net of
accumulated depreciation of
$106,008	502,090
Patent Rights, net of $1,230 of
accumulated amortization	48,988

Total Assets	$940,440

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts Payable-trade	$115,058
Accrued Expenses	21,170
Advances from Stockholders	49,075
Note Payable	145,168

Total Current Liabilities	330,471

Stockholders’ Equity:

Convertible preferred stock, $.0001 par value,
10,000,000 shares authorized, 4,000,000
and 0 shares issued and outstanding	400
Common stock, $.0001 par value,
300,000,000 shares authorized,
38,652,300 shares
issued and outstanding	3,865

Additional Paid-in Capital	901,601
Stock Subscription Receivable	(38,678)
Accumulated Deficit	(257,219)

Total Stockholders’ Equity	609,969
Total Liabilities
and Stockholders’ Equity	$940,440

See Notes to Consolidated Financial Statements

Universal Fog, Inc.

and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	3 Mos. Ended September 30, 2005	3 Mos. Ended Sept 30, 2004	9 mos. Ended September 30, 2005	9 mos. Ended September 30, 2004

Sales, net of returns	$317,504	$178,184	$632,343	$433,737

Cost of Sales	98,282	57,911	202,178	134,458

Gross Profit	219,222	120,273	430,165	299,279

Operating Expenses:

General and administrative expenses	116,729	38,444	263,056	79,621

Advertising & Marketing	40,544	429	43,501	3,915

Compensation Costs	171,006	38,093	272,948	113,365

Total Operating Expenses	328,279	76,966	579,505	196,901

Net Income (Loss) from operations	$(109,057)	$43,307	$(149,340)	$102,378

Interest Expense	9,518	1,737	14,349	5,217

Net Income (Loss) before income taxes	(118,575)	41,570	(163,689)	97,161

Provision for Income Taxes	0	0	0	0

Net Income (Loss)	$(118,575)	$41,570	$(163,689)	$97,161

Earnings (Loss) Per Common Share:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

See Notes to Consolidated Financial Statements

UNIVERSAL FOG, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004

	2005	2004

Cash flows from operating activities:

Net cash provided by operating activities	(138,523)	84,831

Cash flows from investing activities:

Net cash provided by (used in)
investing activities	(49,635)	(60,565)

Cash flows from financing activities:

Net cash provided by (used in)
financing activities	310,536	0

Net increase in cash	122,378	24,266

Cash at beginning of period	4,363	2,796

Cash at end of period	$126,741	$27,062

 See Notes to Consolidated Financial Statements

UNIVERSAL FOG, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Supplemental Cash Flows Disclosures

	2005	2004

Interest paid	$14,349	$5,217

Income taxes paid	$--	$--

Non-Cash Investing and Financing Activities

	2005	2004

Contribution of property and equipment,
net of related note payable, as
additional paid in capital	$250,562	$--

Common stock issued for services	$91,910	$--
Common stock issued for distributorship	$50,000
Preferred stock issued for patent rights	$50,218	$--

Common stock issued in repayment
of advances from stockholder	$129,424	$--

 See Notes to Consolidated Financial Statements.

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

All Universal Fog, Inc. high pressure fog systems are custom designed and manufactured for each specific application. We incorporate three different types of tubing in our systems enabling us to comply with nearly any design requirement. Our low profile 3/8” flexible nylon tubing utilizes our patented SLIP-LOK™ brass fittings allowing extreme versatility and easy installation. The use of 3/8” high-pressure nitrogenized copper is aesthetically very pleasing and enables us to conceal our mist lines behind walls, such as stucco, and meet certain building code requirements. In addition, we also produce systems using 3/8” stainless steel tubing, though copper systems are recommended, providing one of the most extensive product selections in the industry.

The concept is inherent in nature, such as water vapor, clouds, and fog, which manifest due to the earth’s environment. Universal Fog, Inc. high pressure fog systems can create the same environment where and when you want it. Using normal tap water and pressurizing it to 800 PSI with our high-pressure pump modules, we force water through a series of patented brass and stainless steel nozzles creating a micro-fine mist or “fog”. With droplets ranging in size from 4 – 40 microns, the fog flash evaporates, removing unwanted heat in the process. Temperature drops up to 40°F are typical in situations where high heat and low humidity exist.

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

For financial reporting purposes the reverse merger with Edmonds 6 (see above) has been treated as a recapitalization of UFI with Edmonds 6 being the legal survivor and UFI being the accounting survivor and the operating entity. That is, the historical financial statements prior to May 9, 2005 are those of UFI and its operations, even though they are labeled as those of the Company. Retained earnings of UFI related to its operations, is carried forward after the recapitalization. Operations prior to the recapitalization are those of the accounting survivor, UFI and its predecessor operations, which began July 11,1996. Earnings per share for the periods prior to the recapitalization are restated to reflect the equivalent number of shares outstanding for the entire period operations were conducted. Upon completion of the reverse merger, the financial statements become those of the operating company, with adjustments to reflect the changes in equity structure and receipt of the assets and liabilities of UFI.

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

Goodwill and intangible assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after June 15, 2001. Under the new standards, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

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

The patents rights are being amortized using the straight-line method over their remaining estimated lives of approximately six and sixteen years. For the nine months ended September 30, 2005 amortization expense related to these patent rights totaled $1,230. For each of the next five years, management estimates amortization of these patent rights to approximate $3,000.

 Income/loss per share

Basic income/loss per share amounts are computed by dividing the net income or loss by the weighted average number of common stock shares outstanding. Diluted income/loss per share amounts reflect the maximum dilution that would have resulted from the issuance of common stock through potentially dilutive securities. Other than the convertible preferred stock (Note 2), the Company does not have any convertible securities, outstanding options or warrants that could potentially dilute the earnings of its common stockholders. Diluted loss per share amounts are computed by dividing the net income/loss (the preferred shares do not contain dividend rights) by the weighted average number of common stock shares outstanding plus the assumed issuance of the convertible preferred stock. For the three and nine months ended September 30, 2005 and 2004, basic income/loss per share amounts are based on 37,736,433, and 35,924,124, 34,000,000 and 34,000,000 weighted-average number of common stock shares outstanding, respectively. For the three and nine months ended September 30, 2005, no effect has been given to the assumed conversion of the convertible preferred stock shares as the effect would be antidilutive.

2. CAPITAL STRUCTURE DISCLOSURES

The Company’s capital structure is complex and consists of a series of convertible preferred stock and a general class of common stock. The Company is authorized to issue 310,000,000 shares of stock with a par value per share of $.0001, 10,000,000 of which have been designated as preferred shares and 300,000,000 of which have been designated as common shares.

Convertible preferred stock

On May 9, 2005, the Company issued 4,000,000 preferred stock shares to its majority common stockholder in exchange for the assignment of two patent rights (Notes 1 and 5). These shares are convertible into the Company’s common stock at the option of the holder any time after one year from the date of issuance. Each share of convertible preferred stock is convertible into one share of common stock. In the event of liquidation, these shares also allow the holder to exchange the shares for the Company’s office and manufacturing facilities (Notes 1 and 5). In addition, the shares will survive and not be affected by any recapitalization, reorganization or reverse stock split.

Common stock

Each common stock share contains one voting right and contains the rights to dividends if and when declared by the Board of Directors. The Company raised $313,522 under a private placement.

Stock options, warrants and other rights

As of September 30, 2005, the Company had not adopted any employee stock option plans and no other stock options, warrants or other stock rights have been granted or issued.

3.	RISKS AND UNCERTAINTIES

The Company operates in a highly specialized industry. The concept is inherent in nature, such as water vapor, clouds and fog, which occur due to the earth’s environment. Universal Fog, Inc.’s high pressure fog systems can create the same environment where and when you want it. Using normal tap water and pressurizing it to 800 PSI with our high-pressure pump modules, we force water through a series of patented brass and stainless steel nozzles creating a micro-fine mist or “fog”. With droplets ranging in size from 4 - 40 microns, the fog flash evaporates, removing unwanted heat in the process. Temperature drops up to 40° Fahrenheit are typical in situations where high heat and low humidity exist.

The concept of fog and its benefits have been in use for over 50 years. While most commonly known for cooling, fog can be used for a variety of applications.

These products are marketed outside the United States, which subjects the Company to foreign currency fluctuation risks.

4.	BORROWINGS

The Company’s borrowings consist of a mortgage payable.

The mortgage payable was assumed by the Company on January 3, 2005 when the land, office and manufacturing facilities were contributed to the Company as additional paid in capital by the Company’s majority stockholder (Notes 1 and5). The mortgage payable bears interest at 8.4%, contains no restrictions or debt covenants and provides for monthly principal and interest payments of $1,443 through May 30, 2006 at which time the remaining principal and all accrued interest shall be due and payable.

5.	RELATED PARTY TRANSACTIONS

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

All Universal Fog high pressure fog systems are custom designed and manufactured for each specific application. We incorporate three different types of tubing in our systems enabling us to comply with nearly any design requirement. Our low profile 3/8” flexible nylon tubing utilizes our patented SLIP-LOK™ brass fittings allowing extreme versatility and easy installation. The use of 3/8”high-pressure nitrogenized copper is aesthetically very pleasing and enables us to conceal our mist lines behind walls, such as stucco, and meet certain building code requirements. In addition, we also produce systems using 3/8”stainless steel tubing, though copper systems are recommended, providing one of the most extensive product selections in the industry.

The concept is inherent in nature, such as water vapor, clouds, and fog, which manifest due to the earth’s environment. Universal Fog high pressure fog systems can create the same environment where and when you want it. Using normal tap water and pressurizing it to 800 PSI with our high-pressure pump modules, we force water through a series of patented brass and stainless steel nozzles creating a micro-fine mist or “fog”. With droplets ranging in size from 4 – 40 microns, the fog flash evaporates, removing unwanted heat in the process. Temperature drops up to 40°F are typical in situations where high heat and low humidity exist.

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

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 2005 and 2004

Revenues. The Company’s revenues are derived from the assembly of components used in misting systems and installations of these systems in commercial and residential applications and through the sales to distributors in various states and foreign countries.

Revenues for the three-month period ended September 30, 2005 were $317,504, compared to $178,184 for the three-month period ended September 30, 2004. This increase was due to purchases by a new distributor in Houston, Texas and by the acceptance of a new 50 inch fan distributed by the Company.

Cost of Sales. The Company’s cost of sales consists of materials used in misting systems and labor for the assembly of components and in the local area; labor for installation.

Cost of sales for the three-month period ended September 30, 2005 were $98,282, compared to $57,911 for the three-month period ended September 30, 2004. The increase is the result of the increased revenues compared to the corresponding quarter of 2004.

Operating Expenses. Operating expenses for the three-month period ended September 30, 2005 were $328,297 compared to $76,966 for the three-month period ended September 30, 2004 due to expenses of becoming a reporting company and filing a registration statement. Selling and marketing expenses increased to $40,544 during these three months in 2005 as compared to $429 for the same three months in 2004 due to marketing costs allocated to the new distributor. General and Administrative expenses increased from $38,444 in the three-month period ended September 30, 2004 to $116,729 in the same period in 2005. This increase was also due to additional expenses of becoming a reporting company. Additional costs were legal and accounting and auditing associated with the purchase of Edmonds 6, Inc. and the audit for the years ended December 31, 2004 and 2003, respectively and the five months ended May 31, 2005. Compensation expense increased for the three-month period ended September 30, 2005 to $171,006 from $38,093 in the period ended September 30, 2004 due to increased sales of product and the addition of a Chief Operating Officer.

Depreciation and Amortization. Depreciation and amortization are included in General and Administrative expenses. For the three-month period ended September 30,2005, these costs were $5,512, compared to $2,511 for the three-month period ended September 30, 2004. This increase was due to the acquisition of our facilities.

Comparison of the Nine-Month Periods Ended September 30, 2005 and 2004

Revenues. Revenues for the nine-month period ended September 30, 2005 were $632,343 compared to $433,737 for the same period ended September 30, 2004. The increase in revenues in 2005 was due to increased awareness of our products in the Phoenix area, the addition of a 50 inch fan to our product line, and purchases by a new distributor in Houston, Texas.

Cost of Sales. Cost of sales for the nine-month period ended September 30, 2005 were $202,178, compared to $134,458 for the nine-month period ended September 30, 2004. This increase is the result of higher revenues compared to the corresponding nine-month period in 2004.

Operating Expenses. Operating expenses for the nine-month period ended September 30, 2005 were $579,505, compared to $196,601 for the nine-month period ended September 30, 2004. Selling and marketing expenses increased to $43,501 during these nine months in 2005 from $3,915 for the same nine months in 2004 due to promotional costs allocated to the new distributor. Compensation increased from $113,365 in the nine-month period of 2004 to $272,948 in the same nine-month period in 2005 due to increased sales, the addition of a new chief operating officer and additional sales personnel. General and Administrative expenses increased from $79,321 in the nine-month period ended September 30, 2004 to $263,056 in the same period of 2005. This increase was due to costs associated with becoming a reporting company which include additional professional services such as legal, accounting and auditing. The primary components were legal fees representing the purchase of Edmonds 6, Inc. and the audit for the years ended December 31, 2004 and 2003, respectively and the 5 months ended May 31, 2005.

Depreciation and Amortization. Depreciation and amortization are included in General and Administrative expenses. For the nine-month period ended September 30, 2005, these costs were $13,142, compared to $7,534 for the nine-month period ended September 30, 2004. This increase was due to the beginning depreciation added by the acquisition of our facilities.

Liquidity and Capital Resources

We funded our cash requirements for the nine-month period ended September 30, 2005 through operations and $313,522 from the sale of restricted common stock in a private placement. In addition, the Company converted debt into restricted common stock. The Company does not have any material commitments for capital expenditures as of the date of this report. Management believes sufficient cash flow from operations and the sale of additional common stock will be available during the next twelve months to satisfy its short-term obligations.

Cash increased by $122,378 during the nine-month period ended September 30, 2005. Over the same period in 2004, cash increased by $24,266.

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

$133,500 was raised through the sale of restricted common stock in a private placement during the months of April and May of 2005. In May of 2005, the Company converted debt into 540,000 shares of restricted common stock. During July and August of 2005, the company issued 1,372,300 shares of common stock in exchange for cash and services in the amount of $258,138.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

Universal Fog, Inc.
Registrant

Date: November 3, 2005	By: /s/ Tom Bontems
Tom Bontems
President