Form 10KSB
period 2005-12-31
UNIVERSAL FOG INC
filed 2006-04-03
CIK 1309057

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________________

FORM 10-KSB

___________________________

Annual Report Under Section 13 or 15(d) of the

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year Ended

December 31, 2005

Commission File #000-51060

UNIVERSAL FOG, INC.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

86-0827216

(IRS Employer Identification Number)

1808 South 1st Avenue

Phoenix, AZ 85003

(Address of principal executive offices)(Zip Code)

602/254-9114

(Registrant’s telephone no., including area code

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class Name of each exchange on which registered

Common Stock	None
Preferred Stock	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

(Title of class)

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No [	]

Indicate by check mark whether the registrant is a shell company as defined in Rule12b-2 of the Exchange Act.

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2005: $747,064

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 27, 2006, was: $1,866,150

Number of shares of the registrant’s common stock outstanding as of March 27, 2006 is: 38,652,300

Our Transfer Agent is Interwest Transfer Company, Inc.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Universal Fog, Inc. was incorporated in the state of Arizona on July 11, 1996 and was the successor of the business known as Arizona Mist, Inc. which began in 1989. On May 9, 2005, Universal Fog, Inc. entered into a Stock Purchase Agreement and Share Exchange (effecting a reverse merger) with Edmonds 6, Inc. (Edmonds 6) and its name was changed to Universal Fog, Inc. (hereinafter referred to as either UFI or the Company). Edmonds 6 was incorporated on August 19, 2004 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pursuant to this agreement, Universal Fog, Inc. (which has been in continuous operation since 1996) became a wholly owned subsidiary of Edmonds 6.

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

Principal Products and Services

Universal Fog’s primary product is a misting system which consists of a high pressure pump assembled to specifications, mistline which comes in the form of nylon, copper or stainless steel which varies in length, various fittings for these systems and spray nozzles. This primary product is adapted to various specific applications including direct mount to homes, lighting fixtures, fog fans, umbrellas and others. Universal Fog performs the majority of the installations directly on site. The markets for these products follow:

Cooling Systems & More

The concept of fog and its benefits has been in use for over 50 years. While most commonly known for cooling, fog can be used for a variety of applications.

Textiles, Knitting, and Weaving

Maintain fiber moisture content, increase fiber tensile strength, reduce yarn breakage, control lint and cotton fly, reduce static electricity.

Furniture and Woodworking

Maintain wood moisture content; control warping, shrinking, splitting, delaminating, and glue joint separation; reduce dust control problems.

Printing and Paper

Control static electricity, improve ink performance, control dimensional stability of paper, achieve higher production speeds, keep ink from drying on rollers.

Power Generation

Increase gas turbine output with cooler inlet air; remove dust from air stream with less pressure drop than filters.

Dust Control and Air Scrubbing

Super-small fog droplets are very effective for scrubbing dust and chemicals from air streams.

Painting and coating

Control air conductivity for electro-static painting and coating, improve application of water-based paints.

Odor control

Atomize emollients for odor reduction at waste treatment plants, livestock, or waste facilities.

Food Processing

Cool cooked foods before packaging. Humidify bread at rising stage.

Cement curing

Humidifies without wetting to prevent leaching or cracking and create a stronger product.

Special Effects

Mimic smoke, rain forests and swamp effects, and use in place of haze for lasers or lighting; add to fountains.

Cooling

Fog systems for cooling can lower temperatures up to 350F. When used with fans, temperatures can be reduced by as much as 450F, which is ideal for outdoor patios, dairies, poultry houses, hog farms, etc...

Humidity in greenhouses

 Humidify propagation and storage areas for plants or vegetables. Apply insecticides and preservatives.

Product Distribution

Our products are distributed directly to consumers through the installation process. Universal Fog also distributes its products through exclusive and non-exclusive distributors and resellers which in turn perform product installs for final customer use. A small percentage of systems are purchased direct by the consumer as kits which get installed by the consumer or a local contractor. Typically these systems are of the nylon type.

Competitive Landscape

Universal Fog competes fiercely against several competitors both locally and nationally. Some are OEM’s while others are distributors. As is the case with many home improvement industries such as roofing, landscaping or HVAC, a consumer which is in the market for a misting system will obtain several quotations from 3 or 4 local misting companies prior to choosing a supplier. This business to consumer market is very price sensitive. The business to business market is less price sensitive. In this market, Universal Fog competes more on product offerings, quality, brand recognition, and reputation in the industry. Universal Fog has positioned itself as a higher cost, higher benefit competitor.

Customer Concentration

We work directly with the end consumers whenever we perform installs. Because of this, UFI will have a new customer for each product produced resulting in hundreds of new customers per year. As UFI continues to develop its distribution base, the number of customers that we deal with directly will decrease. It is our intention to deal more with landscapers, distributors, contractors and OEM’s in the future. Due to the substantial number of customers that UFI deals with we are not dependent on any single customer or group of customers.

Distributors

UFI has granted one exclusive distributor for the territory of Texas and Louisiana. All of our other distributors are independent and non-exclusive. We are seeking to expand our exclusive distributorships in the future. We have no franchises at this time.

RISK FACTORS RELATED TO OUR BUSINESS

Our Future Success Is Dependent, In Part, On the Performance and Continued Service of Our Managers and Officers.

We are presently dependent to a great extent upon the experience, abilities and continued services of our managers and officers. The loss of services of any of the management staff could have a material adverse effect on our business, financial condition or results of operation. Our ability to grow the business is dependent on the managers and other key staff We currently do not carry key man insurance on any of our officers or directors. Specifically, the loss of our misting expert, Tom Bontems, would substantially reduce our ability to create new products and consequently could inhibit our growth potential.

We Have a History of Operating Losses.

Universal Fog, Inc. has a history of operating losses and there can be no assurance that this trend will be reversed by using the proceeds of this offering. Should this trend not be reversed, it will materially adversely affect the investors in this offering by not allowing the company to declare and pay dividends and may ultimately cause the Company to go out of business.

Our Stock does not Trade on any Exchange and is Illiquid.

Although we intend to make arrangements for our common stock to trade on a national stock exchange, such exchanges are highly regulated and there can be no assurance that we will ever succeed in having our stock trade on such an exchange. In addition, even if we do succeed in having our stock listed on a national exchange, there can be no assurance that an active market will ever develop in our stock. The limited market liquidity for our stock may affect your ability to sell at a price that is satisfactory to you.

Tom Bontems will be able to Significantly Affect our Management and Operations, Acting in his Best Interests and not Necessarily those of Other Stockholders.

Tom Bontems owns approximately 64.7% of our common stock. In all events, Mr. Bontems will be in a position to significantly affect, and fully control, UFI, the election of its directors, and its general affairs. In addition, he may exercise his ability to decide matters requiring a stockholder vote in a manner that advances his best interests, not necessarily those of our other stockholders.

Our Business is Seasonal in Nature.

The nature of the misting business is seasonal. Customers are more likely to purchase misting systems in the spring and summer than the fall and winter. This seasonality may affect our cash flow and inhibit our ability to market our products in a consistent manner.

Our Products have been Linked to a Potential Increase in the Likelihood of Contracting Legionnaires Disease.

Several studies have been conducted that link the breathing of mistified air with the contracting of Legionnaires Disease. None of these studies have been conclusive, however, there have been some suggestions that there is a correlation. In the event that studies show a stronger link, or the public perception of potential harm increases, our sales could suffer.

A Market for our Products may Fail to Fully Develop, or a Large Enough Market may not Exist to Support our Expansion Plans.

We believe that the misting business is still in its relative infancy. However, the risk exists that the market as a whole will not grow substantially. If that is the case, we will face increased competition and may not be able to grow as rapidly as we would like.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSION, ROYALTY PAYMENTS, AND DURATION.

We have two patents which are used in the general course of our business. They are as follows:

US Patent Registration No. 5,441,202, entitled “Misting system with improved couplers.” This patent allows Unifog to disperse mist through nozzles which are integrated into a locking T coupler. The rights to this patent are shared with the co-inventor.

US Patent Registration No. 6,772,967, entitled “Misting nozzle.” This patent allows Unifog to create systems utilizing nozzles which come apart and are easy to clean, which is an important feature in our industry.

We have no registered trademarks at this time.

Licenses

Universal Fog has and keeps current licenses for plumbing, subcategory misting both residential and commercial.

Royalties

UFI does not pay any royalties at this time; however, we do employ a commission structure to provide incentive to our sales force.

Labor contracts

We have no contracts with our non-union labor force and no contracts with any of our management or support staff.

Governmental Regulation / Environmental Impacts

Although there exists no formal regulations for Universal Fog products or services that we are aware of we seek UL and / or TUV recognition on some of our products under a voluntary basis. To our knowledge there are no proposed or contemplated governmental regulations pending that would affect us directly or indirectly. The effects of existing environmental regulations pose negligible costs of compliance to our business.

R&D Activities

We estimate that R&D activities have cost the company $7,500 per year for each of the past two years. Such R&D costs primarily arose from labor with little costs in materials.

Foreign Sales

Sales outside of the United States accounted for 34% of sales in 2003, 22% of sales in 2004, and have accounted for 12% of sales in 2005. Nearly all of these sales were executed through independent distributors and sales representatives in foreign countries.

Market Opportunities

Our goal is to satisfy any outdoor or warehouse cooling needs, humidification needs, dust and odor control needs, or other requirements using only the highest quality materials and the experience of 15 years in the industry.

While the Company feels its current business is sufficient to sustain operations, the Company’s management believes that there currently exists a significant market opportunity for misting systems and therefore it is a very good time to seek aggressive expansion opportunities. With our current product line and patents we feel that we can penetrate markets not usually sought after by the misting crowd. While our commercial and residential sales are strong, there also exist some large vertical sales opportunities that we will pursue. The Company’s Research and Development efforts allow us to further develop unique positions. Tom Bontems, our Research and Development leader, has successfully sold misting and fogging products he has created to major corporations, and has built brand equity for the Company in doing so. It is critical that the company build a sales force to deliver these products to the market.

NUMBER OF EMPLOYEES.

As of December 31, 2005,we have 12 full-time employees including Tom Bontems, and no part-time employees. We have had a very good relationship with our employees, some of whom have been employed since inception.

ITEM 2. DESCRIPTION OF PROPERTY.

Offices

Our principal executive offices are located at 1808 South 1st Avenue, Phoenix, Arizona 85003. Our telephone numbers are (602) 254-9114 and (800) 432-6478.

On January 3, 2005, our majority stockholder, Tom Bontems, contributed as additional paid in capital the land, office and manufacturing facilities located at 1808 South First Avenue, Phoenix, Arizona to UFI. Because this transaction is one between entities under common control, these facilities were recorded into our books and records at Mr. Bontems' historical cost, less previously recorded depreciation and amortization, of $401,117. These facilities are security for a note payable. The mortgage payable bears interest at 8.4% per annum, contains no restrictions or debt covenants, and provides for monthly principal and interest payments of $1,443 through May 30, 2006, at which time the remaining principal and all accrued interest shall be due and payable. The property was transferred to UFI subject to the existing first mortgage and only that portion of the cost in excess of the mortgage was considered as additional paid in capital. Mr. Bontem's basis was determined by the original price paid for the facilities and receipts and invoices for repairs and remodeling completed to make the property serviceable, less depreciation and amortization of $38,866 previously recorded by Mr. Bontems. The building contains 6700 square feet divided into 2100 square feet of office space and 4600 square feet of assembly and warehouse space. The building is constructed of concrete block for the exterior and warehouse space and standard office construction in the office area, with carpet and tile floors and suspended acoustic ceiling. The office facilities are heated and air conditioned.

The original purchase price paid by Mr. Bontems was $274,000, of which, $87,997 was allocated to land. Materials and labor necessary to bring the property to a serviceable condition amounted to $165,983 for a total original cost less depreciation and amortization of $38,866 previously recorded by Mr. Bontems, arriving at a total amount transferred of $401,117. Improvements included a metal security fence, new roof, construction of offices, addition of paved parking and driveway, HVAC, electrical and plumbing facilities in the offices and additional storage and warehouse facilities. Additional Paid In Capital was increased by $250,562 representing the amount of the asset less the then mortgage payable assumed.

The building basis less the land allocation is being depreciated over a 40 year useful life and the fence and roof are being depreciated over a 10 year useful life.

We believe that our current office space is sufficient for our current needs and that additional space is available should we require additional office space.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of our business, we may periodically become subject to various lawsuits.

On January 16, 2005, Brian Hahn, COO, presented a proposed employment contract for Board of Directors approval. The Board, by unanimous vote, declined to approve the contract and part of a cost containment process, terminated Mr. Hahn’s services to the Company. Mr. Hahn filed suit in the Superior Court, Maricopa County, (No. CV2006-002259) alleging a contractual violation and requesting cash damages of $63,453.36 and common stock in the amount of 3,458,295 shares. The Company intends to vigorously defend the suit. The plaintiff’s attorney as agreed to postponement of the Company’s answer while good faith settlement discussions are ongoing. Management believes that a settlement will be reached that will not have a material affect on the financial statements. As of December 31, 2005, the Company has accrued a loss contingency of $17,510 relating to this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is currently no public market for our common stock. We intend to list our common stock on the OTC Bulletin Board as soon as reasonably practicable. However, there can be no assurance that we will be successful in listing our stock. The primary listing requirements include an NASD authorized broker/dealer filing a 15(c)211 and making a market in our common stock, as well as remaining current with our reporting requirements with the Securities and Exchange Commission.

As of the date of this offering, no options to purchase our common stock have been issued. There are no shares that are currently eligible for resale under Rule 144 of the Securities Act. There are an aggregate of 38,652,300 shares of our common stock that are issued and outstanding. As of December 31, 2005, there are a total of 67 holders of our common stock and one holder of our preferred stock.

DESCRIPTION OF OUR CAPITAL STOCK

Common Stock

We are authorized to issue 300,000,000 shares of common stock, $.0001 par value per share. As of the date of this filing, 38,652,300 common shares were issued and outstanding. Each outstanding share of Common Stock is entitled to one vote, either in person or by proxy, on all matters that may be voted on by the owners thereof at meetings of Universal Fog shareholders. The holders of common shares do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding common shares can elect all of the directors.

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. As of the date of this filing, 4,000,000 shares of preferred stock were issued and outstanding. The preferred shares are convertible to common stock on a one-for-one basis at the option of the holder, are secured by the commercial building located at 1808 South 1st Avenue, Phoenix, Arizona. The holders of the preferred shares have the right to survive any recapitalization, and in the event of liquidation, these shares also allow the holder to exchange the shares for the UFI office and manufacturing facilities. The preferred shares do not have any preferential dividend or voting rights. 4,000,000 preferred shares were issued to Tom Bontems as compensation for the patents which were transferred to the Company.

Treasury Stock

On December 5, 2005, the Company purchased 300,000 common stock shares in exchange for the remaining balance of a subscription receivable in the amount of $38,678. The Company is in the process of re-issuing 92,000 shares for a price of $0.25 per share. At December 31, 2005, the Company had received $13,000 of proceeds for the issuance of 52,000 of such shares and has reflected these proceeds as a liability until the shares are issued by the transfer agent.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

The information contained in this section should be read in conjunction with the Selected Financial Data and our Financial Statements and notes thereto appearing elsewhere in this 10KSB. The 10KSB, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates”, “expects”, “intends”, plans”, “believes”, “seeks”, and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation (1) any future economic downturn could impair our customers’ ability to pay our invoices and increase our non-performing receivables, (2) a contraction of available credit and/or an inability to access the equity markets could impair our activities, (3) interest rate volatility could adversely affect our results, (4) the risks associated with the possible disruption in the Company’s operations due to terrorism and (5) the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-KSBs, Form 10-QSBs and Form 8-Ks. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report.

Comparison of the Years Ended December 31, 2005 and 2004

Revenues. Revenues for the year ended December 31, 2005 were $747,064 compared to $564,970 for the same period ended December 31, 2004. The increase in revenues in 2005 was due to increased awareness of our products in the Phoenix area due to the addition of an outside sales person, the addition of a 50 inch fan to our product line, and purchases by a new distributor located in Houston, Texas.

Cost of Sales. Cost of sales for the year ended December 31, 2005 were $334,399, compared to $133,472 for the same period ended December 31, 2004. This increase is the result of higher revenues compared to the corresponding period in 2004 and the addition of installation and assembly labor to cost of sales for the year ended December 31, 2005.

Operating Expenses. Operating expenses for the year ended December 31, 2005 were $726,249, compared to $319,297 for the year ended December 31, 2004. Selling and marketing expenses increased to $35,650 during 2005 from $5,337 for the same period in 2004 due to promotional costs allocated to the new distributor. Compensation increased from $106,570 in 2004 to $302,253 in the same period in 2005 due to increased sales, the addition of a new chief operating officer and additional sales personnel. General and Administrative expenses increased from $207,390 in the year ended December 31, 2004 to $372,064 in the same period of 2005. This increase was due to costs associated with becoming a reporting company which include additional professional services such as legal, accounting and auditing. The primary components were legal fees representing the purchase of Edmonds 6, Inc. and the audit for the years ended December 31, 2004 and 2003, respectively and the 5 months ended May 31, 2005 and accounting, review, and legal services for quarterly filings and the SB-2 filings..

Depreciation and Amortization. Depreciation and amortization are included in General and Administrative expenses. For the year ended December 31, 2005, these costs were $16,152, compared to $10,045 for the year ended December 31, 2004. This increase was due to the additional depreciation added by the acquisition of our facilities.

Liquidity and Capital Resources. We funded our cash requirements for the year ended December 31, 2005 through operations and $311,022 from the sale of restricted common stock in two private placements. UFI sold 2,000,000 shares of restricted common stock to an existing stockholder for $100,000 of which $61,322 was paid by September 30, 2005. An additional 998,800 shares of restricted common stock was sold to unrelated parties for $249,700 in another private placement. In addition, the Company converted debt of $135,000 into 540,000 shares of restricted common stock. The Company does not have any material commitments for capital expenditures as of the date of this report. Management believes sufficient cash flow from operations and the sale of additional common stock will be available during the next twelve months to satisfy its short-term obligations.

Cash increased by $40,496 during the year ended December 31, 2005. Over the same period in 2004, cash increased by $1,567. During the year ended December 31, 2005, our operating expenses were increased due to expenses related to the Edmonds 6 transaction, primarily attorney fees and the cost of the transaction which gave UFI negative cash flow from operations of $205,505 and negative cash flow from investing of $21,225. This was offset by the net cash provided by financing activities of $267,226 giving UFI a net cash increase of $40,496.

Recent Sales of Unregistered Securities. In April 2005 UFI raised $68,322 through the sale of 2,000,000 shares of its common stock at a price of $0.05 per share for a total of $100,000 with the balance of $38,678 being a subscription receivable. In May 2005 UFI raised $35,000 through the sale of 140,000 shares of its common stock at a price of $0.25 per share. In August 2005 UFI raised $214,700 through the sale of 858,800 shares of its common stock at a price of $0.25 per share. All of these shares were issued under exemptions from the Federal Securities Laws in accordance with Rule 506 of the Securities Act of 1933, as amended (the “Securities Act”).

During the month of May 2005, UFI also issued 540,000 shares of its common stock to Doyle Powell in exchange for the extinguishment of debt in the amount of $135,000. Such shares were issued under exemption from registration in accordance with Section 4(2) of the Securities Act.

During the months of May 2005 through August 2005 UFI issued an aggregate of 513,500 shares of its common stock in exchange for services rendered on behalf of UFI by certain third parties. This total was comprised of an aggregate of 54,500 shares of its common stock to its employees in exchange for services rendered on behalf of UFI. UFI also issued 40,000 shares to members of its Board of Directors as 2005 Director Compensation and 384,000 shares were issued to Vincent & Rees for attorneys' fees. An additional 35,000 shares were issued as commissions. All of these shares were issued under exemption from registration in accordance with Section 4(2) of the Securities Act.

In May 2005, we issued 4,000,000 shares of preferred stock, convertible into common stock on a one-for-one basis at the option of the holder, Tom Bontems, in exchange for his contribution of certain patents to the Company, as referenced in Exhibit 2.4 to this Registration Statement. Such shares were issued under exemption from registration in accordance with Section 4(2) of the Securities Act.

No form of general solicitation or advertising was utilized by UFI at any time with respect to any of the sales of UFI stock.

"Going Concern Opinion". Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain positive cash flows from operations and profits. Due to the costs of becoming a reporting company, our monthly costs were higher than anticipated during the second half of 2005. Since January 1, 2006, we have taken steps to lower our monthly operating costs and are currently incurring cash expenses in the amount of approximately $35,000 per month for all operations, of which fixed costs account for approximately $24,000. We anticipate cash expenditures of approximately $420,000 for the year ended December 31, 2006. . Management is continuing to seek additional equity capital to fund its various activities and as part of a capital procurement plan, filed a form SB2 registration statement with the SEC on October 5, 2005 to sell 4,000,000 shares of its stock to the public. The filing is not currently effective and will expire on September 30, 2006. Management has also eliminated or reduced unnecessary costs

These events raise doubt as to our ability to continue as a going concern. The report of our independent public accountants, which accompanied our financial statements for the year ended December 31, 2005, was qualified with respect to that risk. In order to continue as a going concern, we must raise additional funds as noted above and ultimately achieve profit from our operations.

ITEM 7. FINANCIAL STATEMENTS.

Our consolidated financial statements and the independent auditors’ report appear on pages F-1 through F-19 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

Effective June 10, 2005 Turner, Stone & Company, L.L.P. (“Turner Stone”) was employed as our independent certified public accountant. Concurrently, we dismissed Gately & Associates, LLC (“Gately”) Gately audited our financial statements for the fiscal year ended October 31, 2004 and performed a review of the unaudited financial statements for the fiscal quarters ended January 31, 2005 and April 30, 2005.

The report of Gately for the fiscal year ended October 31, 2004 and the fiscal quarters ended January 31, 2005 and April 30, 2005 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles, except that Gately did not, in the performance of their review, express an opinion on our Unaudited financial statements for either of the fiscal quarters ended January 31, 2005 or April 30, 2005. During the fiscal year ended October 31, 2004 and the fiscal quarters ended January 31, 2005 and April 30, 2005, and through the date of dismissal (June 10, 2005), there were no disagreements by UFI with Gately on any matter of accounting principles or practices, financial statement disclosure of auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Gately, would have caused it to make reference to such disagreement in its reports.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS.

Our directors, executive officers and key employees and their respective ages and positions are set forth below. Biographical information for each of those persons is also presented below. Our executive officers are appointed by our Board of Directors and serve at its discretion.

MANAGEMENT

Directors and Executive Officers

The following table sets forth, as of December 31, 2005, the names and ages of all of our directors and executive officers and all positions and offices held. Each director will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position
Tom A. Bontems	46	President, CEO and CFO, Chairman of Board of Directors
Teri Foster	39	Director
Jack C. Robinson	63	Director
Hall E. Ewing	54	Director and Secretary

The board of directors has appointed an audit, compensation, and disclosure committee consisting of the three independent board members. The audit committee does not have a named financial expert but will contract with an outside party to provide this service.

Family Relationships

There are no family relationships between and among any of our directors or executive officers.

Business Experience

The following summarizes the occupation and business experience during the past five years for our officers and directors.

TOM A. BONTEMS. President Universal Fog, Chairman BOD Universal Fog, incorporated Universal Fog in 1996. Prior to 1996, Mr. Bontems was the President and Founder of Arizona Mist which was incorporated in 1989 and was built into a $5MM business which was sold to Orbit Sprinklers. As a result of the sale of Arizona Mist to Orbit Sprinklers, the high pressure division known as Universal Fog was spun off directly to Mr. Bontems. At this point, Universal Fog, Inc. was created as a stand alone company. Mr. Bontems is an expert in the field of misting, high pressure spray and water handling and nozzle technologies. Further expertise lies in the fields of cotton production management, dairy cow, chicken, hog and horse management. Mr. Bontems also founded ACE Curb and Stone which specializes in stone and masonry construction in the Phoenix area. Additionally, Mr. Bontems founded Peek A Boo Bottoms with the granting of a patent in the field of apparel. Several other patents are held in the high pressure spray industry.

TERI FOSTER is a Private Mortgage Banker at Wells Fargo Home Mortgage in Houston, Texas. Through Private Mortgage Banking, Mrs. Foster provides specialized services for individuals with substantial financial resources. She offers home financing options anywhere in the United States. Mrs. Foster maintains a limited number of alliances with real estate and financial professionals . In so doing, she is able to cultivate mutually beneficial relationships that help to grow businesses . Over the last fifteen years, Mrs. Foster has worked in various roles in the financial/mortgage industry. These roles have included being a branch manager, underwriter, loan closer, credit officer, and a loan officer. Mrs. Foster is an active member of the following organizations: HAR (Houston Association of Realtors) and ABWA (American Business Women’s Association).

JACK C. ROBINSON is a semi-retired owner of commercial property and a storage facility in Gilbert Arizona. He was the founder of RV Interiors in 1985, which developed slide out rooms for recreational vehicles. Mr. Robinson sold RV Interiors in 2001. Mobile home manufacturing, sales, marketing and property development are Mr. Robinson’s forte. To that end he has held positions in industry ranging from Sales Representative to Ombudsman of the mobile home dealers to advisory board member to General Manager. In addition, he owned his own mobile home dealership which he expanded to 3 locations in the San Diego area and subsequently sold.

Mr. Robinson is skilled in sales and marketing and has invoked the use of unusual promotional tactics to increase sales. He also has experience in TV and print advertising.

HALL E. EWING, MA, is the owner of C&P Marketing Inc., a wholesale computer business in Tempe, Arizona, as well as Ocean Cellular, a prepaid phone company. Mr. Ewing received a BS in Physical Education from Towson State University and an MA from the University of South Florida with ongoing post graduate work at the Arizona State University in Education Administration as well as at the Phoenix College for Business. Mr. Ewing has worked in such roles as teacher, high school administrator, leader of sales at Computerland of Arizona, and supporter of Special Olympics programs.

Employment Agreements/ Terms of Office

No members of the Board of Directors or members of the management team presently have employment agreements with us.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated.

Name and Principal Position	Year(s)	Annual Salary

Tom Bontems, CEO and President	2005	$76,723

Hall Ewing, Director and Secretary	2005*

* Less than $100,000.00

Compensation of Directors

The Company’s standard arrangement for compensation of directors for any services provided as Director, including services for committee participation or for special assignments is compensation in the form of restricted stock awards. Each non employee director has been compensated with 10,000 shares of restricted common stock for services performed during 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of December 31, 2005, regarding the beneficial ownership of our common stock, Preferred Stock (i) by each person or group known by our management to own more than 5% of the outstanding shares of each such class, (ii) by each director, the chief executive officer and each of the other executive officers that were paid more than $100,000 during the last fiscal year, and (iii) by all directors and executive officers as a group. Unless otherwise noted, each person has sole voting and investment power over the shares indicated below, subject to applicable community property laws.

Except as otherwise stated, the mailing address for each person identified below is 1808 South 1st Ave., Phoenix, AZ 85003.

Name	Class	Shares Beneficially Owned	Percent of Class

Tom Bontems	Common	23,560,000	55.24%

Tom Bontems	Preferred	4,000,000	9.38%

Dennis McKee	Common	8,960,000	21.01%

KwikTax, Inc.	Common	1,200,000	2.81%

Alsan, LLC	Common	1,200,000	2.81%

Teri Foster	Common	50,000	*

Hall Ewing	Common	34,800	*

Jack Robinson	Common	10,000	*

* Less than 1%

(1) Percentage of beneficial ownership is based on 38,652,300 fully diluted shares of common stock outstanding as of December 31, 2005 and and the assumed conversion of 4,000,000 preferred stock outstanding on December 31, 2005, resulting in an assumed amount of shares outstanding of 42,652,300.

(2) Directors and Officers as a group hold 55.46% of the common stock outstanding as of December 31, 2005.

(3) Dennis McKee served as an unpaid advisor to Tom Bontems for several years and in that capacity has provided him with advice, counsel, and on numerous occasions, has referred business to UFI. For these past services, Mr. McKee was awarded 8,000,000 shares of restricted common stock. In a private placement, Mr. McKee committed $100,000 in exchange for 2,000,000 shares of restricted common stock with certain registration rights.

Mr. McKee returned 300,000 shares to UFI in return for cancellation of the balance due for the stock subscription. In addition, Mr. McKee sold the following shares in a private transaction: Mark Kay - 280,000 shares; Danny Jacobson - 40,000 shares; Michael Linsey - 20,000 shares; John Morgan - 20,000 shares Mark Dail -100,000 shares; and J. W. Callway - 20,000 shares. He subsequently gifted the following people with the shares indicated as follows: Mary Farrar - 25,000; Bridget Moryl - 5,000; Jason Genet - 100,000; Lee Oden - 100,000; Gary Smith - 20,000; and Berry Wilson - 10,000. The forgoing transactions, which in some cases were with existing shareholders, were not related to future services to be performed for UFI.

(4) The preferred stock is convertible into common stock on a one for one basis. The percentage of convertible preferred stock outstanding was determined by assuming that all shares of convertible preferred stock were converted to common stock.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 3, 2005, our majority stockholder, Tom Bontems, contributed as additional paid in capital the land, office and manufacturing facilities located at 1808 South First Avenue, Phoenix, Arizona to UFI. Because this transaction is one between entities under common control, these facilities were recorded into our books and records at Mr. Bontems’ historical cost of $401,117. These facilities are security for a note payable to Heritage Bank, which was also transferred to and assumed by UFI.

Additionally, Mr. Bontems entered into an agreement whereby he assigned certain patent rights to UFI in exchange for 4,000,000 shares of the Company’s convertible preferred stock (see “Description of Capital Stock”). These patent rights were also recorded at Mr. Bontems’ historical cost of $50,218.

In May 2005, Mr. Richard Neussler was paid a cash fee of $36,000 by Mr. Bontems in exchange for services performed in connection with the Stock Purchase Agreement and Share Exchange Agreement by and among Edmonds 6, Inc., and Universal Fog, Inc.

At January 1, 2004, the Company owed its majority stockholder $88,304 from advances, net of repayments, made in prior years. During the years ended December 31, 2005 and 2004, additional advances of $4,647 and $0, respectively, were made and the Company repaid $36,901 and $7,876 of these advances. The advances are unsecured, non-interest bearing and due upon demand as funds are available.

Also, at January 1, 2004, the Company owed another stockholder $143,626 from advances, net of repayments, made in prior years. During the years ended December 31, 2004 and 2004, the Company repaid $9,920 and $4,282, respectively, of these advances. The advances were unsecured and payable with interest at 5.0% in monthly payments of $1,406 through March 2015. On May 30, 2005, the outstanding advances totaling $129,424 were repaid through the issuance of 540,000 common stock shares. The balance of the indebtedness included $129,424 of principal plus $5,576 of expense reimbursement for a total of $135,000 at $0.25 per share resulting in 540,000 shares of common stock.

ITEM 13 – EXHIBITS

Unless otherwise noted, all exhibits have been previously filed.

Exhibit No.	Description
2.1

Stock Purchase Agreement dated as of April 8, 2005 between Richard Neussler and Tom Bontems, incorporated herein by reference, filed as an exhibit to the Company’s Current Report on Form 8-K on April 14, 2005, file number 000-51060.

2.2

Stock Purchase Agreement and Share Exchange dated as of May 9, 2005 between the Company and Universal Fog Inc. and the shareholders of Universal Fog, incorporated herein by reference, filed as an exhibit to the Company’s Current Report on Form 8-K on May 12, 2005, file number 000-51060.

2.3

Agreement dated as of January 3, 2005 between Tom Bontems and Universal Fog, Inc. regarding the property located at 1808 South 1st Avenue, Phoenix, AZ, incorporated herein by reference, filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form SB-2 on January 27, 2006, registration number 333-128831.

2.4	Agreement dated as of January 3, 2005 between Tom Bontems and Universal Fog, Inc. regarding certain patents.

3.1	Certificate of Incorporation, incorporated herein by reference, filed as an exhibit to the Company’s Registration Statement on Form 10-SB on December 1, 2004, file number 000-51060.

3.2	Bylaws, incorporated herein by reference, filed as an exhibit to the Company’s Registration Statement on Form 10-SB on December 1, 2004, file number 000-51060.

3.3	Code of Business Conduct (1)

(1) filed herewith.

ITEM 14-AUDIT AND RELATED FEES

During the year ended December 31, 2005, the following audit and related fees were paid to Turner Stone & Company, LLP. There were no tax or other fees paid.

Audit Fees	$40,209
Audit Related Fees	$11,518

The following audited financial statements as of December 31, 2005 are set forth on the pages indicated below:

Page Number

Report of Independent Registered Public Accounting Firm	F-11

Consolidated Balance Sheets	F-12

Consolidated Statements of Operations	F-14

Consolidated Statements of Stockholders’ Equity	F-15

Consolidated Statements of Cash Flows	F-16

Notes to Consolidated Financial Statements	F-18

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Universal Fog, Inc.

and Subsidiary

Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of Universal Fog, Inc. and Subsidiary as of December 31, 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Fog, Inc. and Subsidiary at December 31, 2005, and the consolidated results of its operations and its cash flows for the above referenced periods in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As also discussed in Note 1 to the consolidated financial statements, the Company incurred a loss from operations and has no working capital both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/

Turner, Stone & Company, L.L.P.

Certified Public Accountants

March 30, 2006

UNIVERSAL FOG, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

Assets

	2005	2004
Current assets:

Cash	$44,859	$4,363
Accounts receivable, net of allowances
for doubtful accounts of $32,572, $22,848
respectively	81,271	68,013
Inventory	146,712	38,421
Employee advance	-	1,000

Total current assets	272,842	111,797

Property and equipment, net of accumulated
depreciation of $108,526, and
$94,342, respectively	449,792	40,634

Sundown Distributorship	50,000	-

Patent rights, net of $1,968 of
accumulated amortization	48,250	-

	$820,884	$152,431

The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSAL FOG, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

Liabilities and Stockholders’ Equity (Deficit)

	2005	2004

Current liabilities:

Accounts payable, trade	$114,456	$28,136
Accrued expenses & other	71,144	2,691
Advances from stockholders	48,174	214,134
Note payable	143,296	-

Total current liabilities	377,070	244,961

Stockholders’ equity (deficit):

Convertible preferred stock, $.0001
par value, 10,000,000 shares
authorized, 4,000,000, and 0
shares issued and outstanding respectively	400	-
Common stock, $.0001 par value,
300,000,000 shares authorized,
38,652,300, 100,000
shares issued and outstanding,
respectively	3,865	1,000
Additional paid-in capital	903,614	-
Accumulated deficit	(425,388)	(93,530)
Treasury Stock, 300,000 shares, at cost	(38,388)	(-)

Total stockholders’ equity (deficit)	443,813	(92,530)

	$820,884	$152,431

The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSAL FOG, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Sales, net of returns	$747,064	$564,970

Cost of sales	334,399	133,472

Gross profit	412,665	431,498

Operating expenses:

Compensation expense	302,253	106,570
Advertising and marketing	51,932	5,337
General and administrative expense	372,064	207,390

Total operating expenses	726,249	319,297

Income (loss) from operations	(313,584)	112,201

Interest expense	18,274	6,956

Net income (loss) before income taxes	(331,858)	105,245

Provision for income taxes	-	-

Net income (loss)	$(331,858)	$105,245

Net income (loss) per share:

Basic	$.01	$.00

Diluted	$.01	$.00

The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSAL FOG, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Preferred Stock		Common Stock		Add’l Paid	Stock	Accumulated	Treasury
	Shares	Amount	Shares	Amount	In Capital	Subscribed	Deficit	Stock	Total
Balance December 31, 2003	-	$-	100,000	$1,000	$-	$-	$(198,775)	$-	$(197,775)

Net income	-	-	-	-	-	-	105,245	-	105,245

Balance December 31, 2004	-	-	100,000	1,000	-	-	(93,530)	-	(92,530)

Contribution of property/equipment,
net of related note payable,
as additional paid in capital	-	-	-	-	250,562	-	-	-	250,562

Common stock issued for services
and cancellation of original shares	-	-	(65,600)	(656)	34,056	-	-	-	33,400

Reverse merger with Edmonds 6, Inc.	-	-	34,365,600	3,096	(3,096)	-	-	-	-

Issuance of preferred stock
for patent rights	4,000,000	400	-	-	49,818	-	-	-	50,218

Issuance of common stock in
private placement for cash	-	-	998,800	100	249,600	-	-	-	249,700

Issuance of common stock for cash	-	-	2,000,000	200	99,800	(51,500)	-	-	48,500

Issuance of common stock in
repayment of advances from
stockholder	-	-	540,000	54	129,370	-	-	-	129,424

Issuance of common stock for services	-	-	513,500	51	43,524	-	-	-	43,575

Issuance of common stock for distributorship rights	-	-	200,000	20	49,980	-	-	-	50,000

Stock subscription collected	-	-	-	-	-	12,822	-	-	12,822

Repurchase of 300,000 shares common stock	-	-	-	-	-	38,678	-	(38,678)	-

Net loss	-	-	-	-	-	-	(331,858)	-	(331,858)

Balance December 31, 2005	4,000,000	$400	38,652,300	$3,865	$903,614	$-	$(425,388)	$(38,678)	$443,813

The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSAL FOG, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Cash flows from operating activities:

Net income (loss)	$(331,858)	$105,245
Adjustments to reconcile net income (loss)
to cash provided by operating activities:
Depreciation and amortization	16,152	10,045
Provision for uncollectible accounts	9,724	-
Common stock issued for services	76,975	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(23,764)	(31,567)
Inventory	(107,508)	(8,048)
Accounts payable, trade	86,320	(55,848)
Accrued expenses	68,454	536

Net cash provided by (used in) operating activities	(205,505)	20,363

Cash flows from investing activities:

Purchase of equipment	(22,225)	-
Advances to employees	-	(1,000)
Repayment of employee advances	1,000	-

Net cash provided by (used in) investing activities	(21,225)	(1,000)

Cash flows from financing activities:

Proceeds from issuance of common stock	311,022	-
Repayment of note payable	(7,260)	-
Advances from stockholders	3,746	-
Repayment of stockholder advances	(40,282)	(17,796)

Net cash provided by (used in) financing activities	267,226	(17,796)

Net increase in cash	40,496	1,567

Cash at beginning of year	4,363	2,796

Cash at end of period	$44,859	$4,363

The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSAL FOG, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Supplemental Cash Flows Disclosures

	2005	2004

Interest paid	$18,274	$6,956

Income taxes paid	$-	$-

Non-Cash Investing and Financing Activities

	2005	2004
Contribution of property and equipment,
net of related note payable, as
additional paid in capital	$250,562	$-

Common stock issued for services	$76,975	$-

Preferred stock issued for patent rights	$50,218	$-

Common stock issued in repayment
of advances from stockholder	$129,424	$-

Common stock issued to purchase
distributorship rights	$50,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSAL FOG, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and operations

Universal Fog, Inc. was incorporated in the state of Arizona on July 11, 1996 and was the successor of the business known as Arizona Mist, Inc. which began in 1989. On May 9, 2005, Universal Fog, Inc. entered into a Stock Purchase Agreement and Share Exchange (effecting a reverse merger) with Edmonds 6, Inc. (Edmonds 6) and its name was changed to Universal Fog, Inc. (hereinafter referred to as either UFI or the Company). Edmonds 6 was incorporated on August 19, 2004 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pursuant to this agreement, Universal Fog, Inc. (which has been in continuous operation since 1996) became a wholly owned subsidiary of Edmonds 6.

The Company manufactures misting systems for outdoor cooling in Arizona and distributes its products to commercial and residential customers throughout the United States

Principles of consolidation and basis of presentation

The accompanying consolidated financial statements included the general accounts of the Company, a Delaware corporation formerly Edmonds 6, Inc. (see above), and its wholly owned Arizona subsidiary, also named Universal Fog, Inc. All material intercompany transactions, accounts and balances have been eliminated in the consolidation.

For financial reporting purposes the reverse merger with Edmonds 6 (see above) has been treated as a recapitalization of UFI with Edmonds 6 being the legal survivor and UFI being the accounting survivor and the operating entity. That is, the historical financial statements prior to May 9, 2005 are those of UFI and its operations, even though they are labeled as those of the Company. Retained earnings of UFI related to its operations, is carried forward after the recapitalization. Operations prior to the recapitalization are those of the accounting survivor, UFI and its predecessor operations, which began July 11, 1996. Earnings per share for the periods prior to the recapitalization are restated to reflect the equivalent number of shares outstanding for the entire period operations were conducted. Upon completion of the reverse merger, the financial statements become those of the operating company, with adjustments to reflect the changes in equity structure and receipt of the assets and liabilities of UFI.

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has suffered an operating loss and it has a net working capital deficit and it has substantially no cash. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund its various activities and as part of a capital procurement plan, filed a form SB2 registration statement with the SEC on October 5, 2005 to sell 4,000,000 shares of its stock to the public. The filing is not currently effective and will expire on September 30, 2006. Management has also eliminated or reduced unnecessary costs. However, there is no assurance that steps taken by management will meet the Company's needs or that it will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and cash flows

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and it believes it is not exposed to any significant credit risks affecting cash. None of the Company’s cash is restricted.

For purposes of the consolidated statements of cash flows, cash includes demand deposits, time deposits, short-term cash equivalent investments with original maturities of less than three months and cash management money market funds available on a daily basis.

Revenue recognition

The Company extends unsecured credit to its customers from the retail and wholesale sale of its products. All products are shipped F.O.B. the Company’s facilities. Typical credit policies may include a one-half of total cost deposit prior to shipping for domestic shipments and one hundred per cent payment prior to shipping for international shipments. Shipping and handling costs, which are separately billed to customers, are not material and are reflected in the accompanying consolidated financial statements along with revenues. The Company’s fog systems are custom designed and manufactured for each specific application on a project-by-project basis to the general public, construction contractors, agricultural and industrial users, and wholesale to approved distributors. Each system is either competitively bid or individually negotiated resulting in a fixed contractual sales price. Revenue is recognized after delivery and/or installation occurs and upon acceptance by the customer. In the rare instance where collection is not reasonably assured, revenue is not recognized until collection is reasonably assured.

We grant our customers the right to return products which they do not find satisfactory, or where installation problems, if any, occur. In the rare instance where we have an unsatisfactory installation, we complete whatever changes are necessary to satisfy the customer at our expense. Upon sale, we evaluate the need to record a provision for product return based on our historical experience, economic trends and changes in customer demand.

Accounts receivable and doubtful accounts

The Company’s accounts receivable are unsecured and generally represent sales on a net 30-day basis to customers located throughout the United States. With the exception for amounts reserved for doubtful collectibility, management believes it is not exposed to any significant credit risks affecting accounts receivable and that these accounts are fairly stated at estimated net realizable amounts. At December 31, 2005 and 2004, accounts receivable are reflected in the accompanying consolidated financial statements net of an allowance for doubtful accounts totaling $32,572 and $22,848 respectively. The allowance represents management’s estimate of those receivables that might not be collectible based on the Company’s historical collection experience.

Inventory

Inventory consists primarily of raw materials used in the manufacture of misting products and finished goods held for resale. Inventory is stated at the lower of cost, determined using the first-in, first-out method, or net realizable value (market). At December 31, 2005 and 2004, inventories are comprised of the following components.

	2005	2004

Raw materials	$21,471	$15,368
Work in progress	6,765	11,536
Finished goods	118,476	11,517

	$146,712	$38,421

Property and equipment

Property and equipment, including that contributed by the Company's majority stockholder as additional capital (Notes 4 and 6), is stated at cost less accumulated depreciation. Depreciation of property and equipment is being provided by the straight-line method over estimated useful lives of three years for computer equipment, five and seven years for vehicles, furniture and fixtures, and shop equipment and forty years for building and improvements. During the years ended December 31, 2005 and 2004, depreciation expense totaled $14,184, and $10,045 respectively. At December 31, 2005 and 2004, property and equipment was comprised of the following.

	2005	2004

Land	$87,997	$0
Building and improvements	337,091	23,971
Machinery and equipment	67,830	65,440
Transportation equipment	46,591	32,091
Furniture and fixtures	18,809	13,474
	558,318	134,976
Less accumulated depreciation	(108,526)	(94,342)

	$449,792	$40,634

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

On May 9, 2005, the Company was assigned the rights to two patents developed by Mr. Bontems, the Company’s controlling stockholder, in exchange for the issuance of 4,000,000 convertible preferred stock shares (Notes 2 and 6). Because this transaction is one between entities under common control, the patent rights are carried on the Company’s general accounts at their historical cost to Mr. Bontems pursuant to SFAS No. 141 and Staff Accounting Bulletin No. 48.

The patents rights are being amortized using the straight-line method over their remaining estimated lives of approximately six and sixteen years. For the year ended December 31, 2005 amortization expense related to these patent rights totaled $1,968. For each of the next five years, management estimates amortization of these patent rights to approximate $3,000.

Impairment or disposal of long lived assets

The Company has adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and long-lived assets and certain identifiable intangibles to be disposed of. The Company periodically evaluates, using independent appraisals and projected undiscounted cash flows, the carrying value of its long-lived assets and certain identifiable intangibles to be held and used whenever changes in events or circumstances indicate that the carrying amount of assets may not be recoverable. In addition, long-lived assets and identifiable intangibles to be disposed of are reported at the lower of carrying value or fair value less cost to sell. During the years ended December 31, 2005 and 2004, the Company identified no impairment of its intangibles and recognized no losses on other long-lived assets related to its misting operations.

Advertising costs

Advertising costs consist primarily of magazine advertising, sales catalogues and promotional brochures. Magazine advertising is charged to expense over the period the advertising takes place and other advertising costs are charged to expense over the periods expected to be benefited, which is generally not more than twelve months. For the years ended December 31, 2005 and 2004, advertising expense totaled $35,650 and $5,337 respectively.

Income/loss per share

Basic income/loss per share amounts are computed by dividing the net income or loss by the weighted average number of common stock shares outstanding. Diluted income/loss per share amounts reflect the maximum dilution that would have resulted from the issuance of common stock through potentially dilutive securities. Other than the convertible preferred stock (Note 2), the Company does not have any convertible securities, outstanding options or warrants that could potentially dilute the earnings of its common stockholders. Diluted loss per share amounts are computed by dividing the net income/loss (the preferred shares do not contain dividend rights) by the weighted average number of common stock shares outstanding plus the assumed issuance of the convertible preferred stock. For the years ended December 31, 2005 and 2004, basic income/loss per share amounts are based on 36,531,329 and 34,000,000 weighted-average number of common stock shares outstanding, respectively. For the year ended December 31, 2005, no effect has been given to the assumed conversion of the convertible preferred stock shares as the effect would be antidilutive.

Stock based incentive program

n December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

Fair value of financial instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this Statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts receivable and accounts payable approximate their carrying amounts due to the short maturity of these instruments. The estimated fair value of the mortgage payable and advances from stockholders also approximates their carrying values because their terms are comparable to similar lending arrangements in the marketplace. At December 31, 2005, the Company did not have any other financial instruments.

Recent Accounting Pronouncements

During the years ended December 31, 2005 and 2004, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FSAB) the most recent of which was Statement on Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

Comprehensive income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statements and (b) display the accumulated balance of other comprehensive income separately in the equity section of a balance sheet. The Company’s comprehensive income does not differ from its reported net income.

Research and Development

The Company expenses research and development expenses as they are incurred. During the years ended December 31, 2005 and 2004, these expenses amounted to $8,727 and $5,981.

2.	CAPITAL STRUCTURE DISCLOSURES

The Company’s capital structure is complex and consists of a series of convertible preferred stock and a general class of common stock. The Company is authorized to issue 310,000,000 shares of stock with a par value per share of $.0001, 10,000,000 of which have been designated as preferred shares and 300,000,000 of which have been designated as common shares.

Convertible preferred stock

On May 9, 2005, the Company issued 4,000,000 preferred stock shares to its majority common stockholder in exchange for the assignment of two patent rights (Notes 1 and 6). These shares are convertible into the Company’s common stock at the option of the holder any time after one year from the date of issuance. Each share of convertible preferred stock is convertible into one share of common stock. In the event of liquidation, these shares also allow the holder to exchange the shares for the Company’s office and manufacturing facilities (Notes 1 and 6). In addition, the shares will survive and not be affected by any recapitalization, reorganization or reverse stock split.

Common stock

Each common stock share contains one voting right and contains the rights to dividends if and when declared by the Board of Directors.

Treasury stock

On December 5, 2005, the Company purchased 300,000 common stock shares in exchange for the remaining balance of a subscription receivable in the amount of $38,678. The Company is in the process of re-issuing 92,000 shares for a price of $0.25 per share. At December 31, 2005, the Company had received $13,000 of proceeds for the issuance of 52,000 of such shares and has reflected these proceeds as a liability until the shares are issued by the transfer agent.

Stock options, warrants and other rights

As of December 31, 2005, the Company had not adopted any employee stock option plans and no other stock options, warrants or other stock rights have been granted or issued.

3.	RISKS AND UNCERTAINTIES

The Company operates in a highly specialized industry. The concept is inherent in nature, such as water vapor, clouds and fog, which occur due to the earth’s environment. Universal Fog, Inc.’s high pressure fog systems can create the same environment where and when you want it. Using normal tap water and pressurizing it to 800 PSI with our high-pressure pump modules, we force water through a series of patented brass and stainless steel nozzles creating a micro-fine mist or “fog”. With droplets ranging in size from 4 – 40 microns, the fog flash evaporates, removing unwanted heat in the process. Temperature drops up to 400 Fahrenheit are typical in situations where high heat and low humidity exist.

The concept of fog and its benefits have been in use for over 50 years. While most commonly known for cooling, fog can be used for a variety of applications.

These products are marketed outside the United States, which subjects the Company to foreign currency fluctuation risks.

4.	BORROWINGS

The Company’s borrowings consist of a mortgage payable and interest bearing advances payable to a stockholder (Note 6).

The mortgage payable was assumed by the Company on January 3, 2005 when the land, office and manufacturing facilities were contributed to the Company as additional paid in capital by the Company’s majority stockholder (Notes 1 and 6). The mortgage payable bears interest at 8.4%, contains no restrictions or debt covenants and provides for monthly principal and interest payments of $1,443 through May 30, 2006 at which time the remaining principal and all accrued interest shall be due and payable.

The advances bear interest at 5.0%, are unsecured and provide for monthly principal and interest payments of $1,406 through March 2015. During the years ended December 31, 2005 and 2004, $4282 and 9920 respectively were repaid. However, on May 30, 2005, the advances were repaid in full through the issuance 540,000 common shares.

At January 1, 2004, the UFI owed its majority stockholder, Tom Bontems, $88,304 from advances, net of repayments, made in prior years. During the year ended December 31, 2005 and 2004, respectively, additional advances of $4,647 and $-0- were made and $36,901 and $7,876, respectively, of advances were repaid. The advances are unsecured, non-interest bearing and due upon demand as funds are available

5.	COMMITMENTS AND CONTINGENCIES

Leases

At December 31, 2005, the Company was not obligated under any capital or operating lease agreements.

Legal matters

The Company is subject to legal proceedings that arise in the ordinary course of business.

On January 16, 2005, Brian Hahn, COO, presented a proposed employment contract for Board of Directors approval. The Board, by unanimous vote, declined to approve the contract and part of a cost containment process, terminated Mr. Hahn’s services to the Company. Mr. Hahn filed suit alleging a contractual violation and requesting cash damages of $63,453.36 and common stock in the amount of 3,458,295 shares. The Company intends to vigorously defend the suit. The plaintiff’s attorney as agreed to postponement of the Company’s answer while good faith settlement discussions are ongoing. Management believes that a settlement will be reached that will not have a material affect on the financial statements. As of December 31, 2005, the Company has accrued a loss contingency of $17,510 relating to this matter.

6.	RELATED PARTY TRANSACTIONS

Stockholders

On January 3, 2005, the Company's majority stockholder contributed as additional paid in capital the land, office and manufacturing facilities located at 1808 South First Avenue, Phoenix, Arizona to the Company. Because this transaction is one between entities under common control, these facilities were recorded into the Company's books and records at the stockholder's historical cost of $401,117. These facilities are security for a note payable (Note 4), which was also transferred to and assumed by the Company, in the amount of $150,555 resulting in a net amount of contributed capital of $250,562.

Additionally, the Company’s majority stockholder entered in to an agreement whereby he assigned certain patent rights to the Company in exchange for 4,000,000 shares of the Company’s convertible preferred stock (Note 2). These patent rights were also recorded at the stockholder’s historical cost of $50,218.

At January 1, 2004, the Company owed its majority stockholder $88,304 from advances, net of repayments, made in prior years. During the years ended December 31, 2005 and 2004, additional advances of $4,647 and $0, respectively, were made and the Company repaid $36,901 and $7,876 of these advances. The advances are unsecured, non-interest bearing and due upon demand as funds are available.

Also, at January 1, 2004, the Company owed another stockholder $143,626 from advances, net of repayments, made in prior years. During the years ended December 31, 2004 and 2004, the Company repaid $9,920 and $4,282, respectively, of these advances. The advances were unsecured and payable with interest at 5.0% in monthly payments of $1,406 through March 2015. On May 30, 2005, the outstanding advances totaling $129,424 were repaid through the issuance of 540,000 common stock shares. The balance of the indebtedness included $129,424 of principal plus $5,576 of expense reimbursement for a total of $135,000 at $0.25 per share resulting in 540,000 shares of common stock.

7.	INCOME TAXES

The Company accounts for corporate income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Prior to the Company’s merger with Edmonds 6, Inc. (Note 1), the Company was treated for federal and state income tax reporting purposes as an S corporation whereby its income/loss was taxed directly to its stockholder and corporate level income taxes were not paid. After May 9, 2005, the Company will no longer be treated as an S corporation and will be subject to federal and state income taxes. As of December 31, 2005, the Company has a net operating loss attributable to the period from May 9th through December 31st of approximately $290,000 available to offset future taxable income, which will expire in 2025.

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company’s effective tax rate for each of the years ended December 31, 2005 and 2004 is as follows.

	2005	2004
Tax expense (benefits) computed
at statutory rate	$(112,832)	$35,783
Surtax exemptions	-	-
State income taxes net of
federal benefit	( -)	-
Taxes attributable to earnings
as an S corporation	14,492	(35,783)
Allowance for doubtful accounts	11,074
Tax attributable to NOL benefit	87,266	-

	$-	$-

The Company uses the accrual method of accounting for income tax reporting purposes. Significant components of the Company’s deferred tax assets (benefits) and liabilities are summarized below.

2005
Deferred tax assets:
Net operating loss carry forward	$87,266
Allowance for doubtful accounts	11,074
Less valuation allowance	(98,340)
-
Deferred tax liabilities:
Depreciation differences	-
Net deferred tax assets	$-