Form 10KSB/A
period 2005-12-31
UNIVERSAL FOG INC
filed 2006-04-21
CIK 1309057

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________________

FORM 10-KSB/A1

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Universal Fog, Inc.

By:	/s/ Tom Bontems
Tom Bontems
Chief Executive Officer Chief Financial Officer

Dated:	April 19, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Tom Bontems Tom Bontems	Chief Executive Officer Chief Financial Officer	April 19, 2006

The following audited financial statements as of December 31, 2005 are set forth on the pages indicated below:

Page Number

Report of Independent Registered Public Accounting Firm	F-11

Consolidated Balance Sheets	F-12

Consolidated Statements of Operations	F-14

Consolidated Statements of Stockholders’ Equity	F-15

Consolidated Statements of Cash Flows	F-16

Notes to Consolidated Financial Statements	F-18

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Universal Fog, Inc.

and Subsidiary

Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of Universal Fog, Inc. and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
Dallas, Texas

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

UNIVERSAL FOG, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

Liabilities and Stockholders’ Equity (Deficit)

	2005	2004

Current liabilities:

Accounts payable, trade	$114,456	$28,136
Accrued expenses & other	71,144	2,691
Advances from stockholders	48,174	214,134
Note payable	143,296	-

Total current liabilities	377,070	244,961

Commitments and Contingencies	-	-

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

UNIVERSAL FOG, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Sales, net of returns	$747,064	$564,970

Cost of sales	334,399	133,472

Gross profit	412,665	431,498

Operating expenses:

Compensation expense	302,253	106,570
Advertising and marketing	51,932	5,337
General and administrative expense	372,064	207,390

Total operating expenses	726,249	319,297

Income (loss) from operations	(313,584)	112,201

Interest expense	18,274	6,956

Net income (loss) before income taxes	(331,858)	105,245

Provision for income taxes	-	-

Net income (loss)	$(331,858)	$105,245

Net income (loss) per share:

Basic	$(.01)	$.00

Diluted	$(.01)	$.00

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

These products are marketed outside the United States, which subjects the Company to foreign currency fluctuation risks. During the years ended December 31, 2005 and 2004, foreign sales represented approximately 12% and 22%, respectively.

4.	BORROWINGS

The Company’s borrowings consist of a mortgage payable and interest bearing advances payable to a stockholder (Note 6).

The mortgage payable was assumed by the Company on January 3, 2005 when the land, office and manufacturing facilities were contributed to the Company as additional paid in capital by the Company’s majority stockholder (Notes 1 and 6). The mortgage payable bears interest at 8.4%, contains no restrictions or debt covenants and provides for monthly principal and interest payments of $1,443 through May 30, 2006 at which time the remaining principal and all accrued interest shall be due and payable. On March 29, 2006, the Company received approval of a refinancing of this mortgage. The new mortgage will bear interest at 350 basis points over the five year Treasury Rate, will have a term of five years and principal and interest will be payable monthly based on a fifteen year amortization. Financial covenants have not yet been determined.

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