Form 10QSB
period 2006-03-31
UNIVERSAL FOG INC
filed 2006-05-12
CIK 1309057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2006: 38,652,300 shares of common stock.

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

Signatures and Required Certifications

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

UNIVERSAL FOG, INC.

FINANCIAL STATEMENTS

As of March 31, 2006

UNIVERSAL FOG, INC.

Financial Statements

Table of Contents

FINANCIAL STATEMENTS

Page #

Consolidated Balance Sheet	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to the Consolidated Financial Statements	F-4

Universal Fog, Inc.

And Subsidiary

Consolidated Balance Sheet

(Unaudited)

March 31, 2006
Assets

Current Assets:

Cash and cash equivalents	$31,067
Accounts Receivable, net of allowance
for doubtful accounts of $32,572	43,970
Inventory	116,773

Total Current Assets	191,810

Property, Plant, and Equipment, net of
accumulated depreciation of
$113,385	444,933

Sundown Lighting Distributorship	50,000

Patent Rights, net of $2,706 of
accumulated amortization	47,512

Total Assets	$734,255

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts Payable-trade	$86,025
Accrued Expenses	63,392
Advances from Stockholders	39,466
Note Payable	141,365
Total Current Liabilities	330,248

Commitments and Contingencies	-

Stockholders’ Equity:

Convertible preferred stock, $.0001 par value,
10,000,000 shares authorized, 4,000,000
and 0 shares issued and outstanding	400
Common stock, $.0001 par value,
300,000,000 shares authorized,
38,652,300 shares
issued and outstanding	3,865

Additional Paid-in Capital	905,908
Accumulated Deficit	(506,166)

Total Stockholders’ Equity	404,007
Total Liabilities
and Stockholders’ Equity	$734,255

See Notes to Consolidated Financial Statements

Universal Fog, Inc.

and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	3 Mos. Ended March 31, 2006	3 Mos. Ended March 31, 2005

Sales, net of returns	$139,289	$102,264

Cost of Sales	83,701	30,769

Gross Profit	55,588	71,585

Operating Expenses:

General and administrative expenses	70,926	47,809

Advertising and marketing	4,223	860

Compensation Costs	58,509	36,097

Total Operating Expenses	133,658	84,766

Net Lloss from Operations	(78,070)	(13,181)

Interest Expense	2,812	2,809

Net Loss before Income Taxes	(80,882)	(16,080)

Provision for Income Taxes	0	0

Net Loss	$(80,882)	$(16,080)

Loss Per Common Share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

See Notes to Consolidated Financial Statements

UNIVERSAL FOG, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	2006	2005

Cash flows from operating activities:

Net cash provided by (used in) operating activities	(16,086)	18,031

Cash flows from investing activities:

Net cash (used in) investing activities	-	(2,500)

Cash flows from financing activities:

Net cash provided by (used in)
financing activities	2,294	(3,788)

Net increase (decrease) in cash	(13,792)	11,743

Cash at beginning of period	44,859	4,363

Cash at end of period	$31,067	$16,106

 See Notes to Consolidated Financial Statements

UNIVERSAL FOG, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005

Supplemental Cash Flows Disclosures

	2006	2005

Interest paid	$2,812	$2,899

Income taxes paid	$--	$--

Non-Cash Investing and Financing Activities

	2006	2005

Contribution of property and equipment,
net of related note payable, as
additional paid in capital	$--	$250,562

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

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout this section where such policies affect our reported and expected financial results. Our preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Our accounting policies that are the most important to the portrayal of our financial condition and results, and which require the highest degree of management judgment relate to revenue recognition, the provision for uncollectible accounts receivable, property and equipment, advertising and issuance of shares for service.

In December 2001, the SEC issued a cautionary advice to elicit more precise disclosure about accounting policies management believes are most critical in portraying our financial results and in requiring management’s most difficult subjective or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

The patents rights are being amortized using the straight-line method over their remaining estimated lives of approximately six and sixteen years. For the three months ended March 31, 2006 amortization expense related to these patent rights totaled $738. For each of the next five years, management estimates amortization of these patent rights to approximate $3,000.

 Income/loss per share

Basic income/loss per share amounts are computed by dividing the net income or loss by the weighted average number of common stock shares outstanding. Diluted income/loss per share amounts reflect the maximum dilution that would have resulted from the issuance of common stock through potentially dilutive securities. Other than the convertible preferred stock (Note 2), the Company does not have any convertible securities, outstanding options or warrants that could potentially dilute the earnings of its common stockholders. Diluted loss per share amounts are computed by dividing the net income/loss (the preferred shares do not contain dividend rights) by the weighted average number of common stock shares outstanding plus the assumed issuance of the convertible preferred stock. For the three months ended March 31, 2006 and 2005, basic income/loss per share amounts are based on 38,652,300 and 34,000,000 weighted-average number of common stock shares outstanding, respectively. For the three months ended March 31, 2006, no effect has been given to the assumed conversion of the convertible preferred stock shares as the effect would be antidilutive.

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

Common stock

Each common stock share contains one voting right and contains the rights to dividends if and when declared by the Board of Directors..

Stock options, warrants and other rights

As of March 31, 2006, the Company had not adopted any employee stock option plans and no other stock options, warrants or other stock rights have been granted or issued.

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

At January 1, 2003, the Company owed its majority stockholder $104,247 from advances, net of repayments, made in prior years. During the three months ended March 31, 2006, $8,708 of advances was repaid. During each of the years ended December 31, 2005 and 2004, the Company repaid $36,901 and $7,876, respectively, of these advances. The advances are unsecured, non-interest bearing and due upon demand as funds are available.

Also, at January 1, 2003, the Company owed another stockholder $153,064 from advances, net of repayments, made in prior years. During the three and six months ended June 30, 2005 and each of the years ended December 31, 2004 and 2003, the Company repaid $4,282, $9,921 and $9,437, respectively, of these advances. The advances were unsecured and payable with interest at 5.0% in monthly payments of $1,406 through March 2015. On May 30, 2005, the outstanding advances totaling $129,424 and expense reimbursement totaling $5,576 were repaid through the issuance of 540,000 common stock shares.

 6. LEGAL MATTERS

The Company is subject to legal proceedings that arise in the ordinary course of business.

On January 16, 2006, Brian Hahn, COO, presented a proposed employment contract for Board of Directors approval. The Board, by unanimous vote, declined to approve the contract and part of a cost containment process, terminated Mr. Hahn’s services to the Company. Mr. Hahn filed suit alleging a contractual violation and requesting cash damages of $63,453.36 and common stock in the amount of 3,458,295 shares. The Company intends to vigorously defend the suit. The plaintiff’s attorney as agreed to postponement of the Company’s answer while good faith settlement discussions are ongoing. Management believes that a settlement will be reached that will not have a material affect on the financial statements. As of December 31, 2005, the Company accrued a loss contingency of $17,510 relating to this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information set forth below should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I- Item I of this Quarterly Report and the Company’s Annual Report on Form 10-KSBfor the year ended December 31, 2005, which contains the audited consolidated financial statements and notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the December 31, 2005 Annual Report.

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

Results of Operations

Comparison of the Three-Month Periods Ended March 31, 2006 and 2005

Revenues. The Company’s revenues are derived from the assembly of components used in misting systems and installations of these systems in commercial and residential applications and through the sales to distributors in various states and foreign countries.

Revenues for the three-month period ended March 31, 2006 were $139,289, compared to $102,264 for the three-month period ended March 31, 2005. While the first quarter of the year is historically slow, this increase was due to the acceptance by the market of a new 50 inch fan distributed by the Company and increased sales by Company sales people.

Cost of Sales. The Company’s cost of sales consists of materials used in misting systems and labor for the assembly of components and in the local area; labor for installation.

Cost of sales for the three-month period ended March 31, 2006 were $83,701, compared to $30,769 for the three-month period ended March 31, 2006. The increase is the result of increased revenues and the allocation of direct labor which was not allocated in the corresponding quarter of 2005.

Operating Expenses. Operating expenses for the three-month period ended March 31, 2006 were $133,658 compared to $84,766 for the three-month period ended March 31, 2005 due to expenses of audit and filing a registration statement. Selling and marketing expenses increased to $4,223 during these three months in 2006 as compared to $860 for the same three months in 2005 due to additional advertising costs. General and Administrative expenses increased from $47,809 in the three-month period ended March 31, 2005 to $70,926 in the same period in 2006. This increase was also due to additional expenses of becoming a reporting company and the filing of a registration statement. Additional costs were legal and accounting and auditing. Compensation expense increased for the three-month period ended March 31, 2006 to $58,509 from $36,097 in the period ended March 31, 2005 due to increased sales of product and other personnel costs.

Depreciation and Amortization. Depreciation and amortization are included in General and Administrative expenses. For the three-month period ended March 31, 2006, these costs were $5,598, compared to $4,860 for the three-month period ended March 31, 2005. This increase was due to the acquisition and amortization of our patents.

Liquidity and Capital Resources

We funded our cash requirements for the three-month period ended March 31, 2006 through operations and $40,972 from the sale of treasury stock. The Company does not have any material commitments for capital expenditures as of the date of this report. Management believes sufficient cash flow from operations and the sale of additional common stock will be available during the next twelve months to satisfy its short-term obligations.

Cash decreased by $13,792 during the three-month period ended March 31, 2006. Over the same period in 2005, cash increased by $11,743. During the three-month period ended March 31, 2006, our operating expenses were increased due to expenses of audit and attorney fees and the cost of the registration statement which gave UFI negative cash flow from operations of $16,086 and no cash flow from investing. This was offset by the net cash provided by financing activities of $2,294 giving UFI a net cash decrease of $13,792.

Since January 1, 2006, we have taken steps to lower our monthly operating costs and are currently incurring cash expenses in the amount of approximately $35,000 per month for all operations, of which fixed costs account for approximately $24,000. We anticipate cash expenditures of approximately $420,000 for the year ended December 31, 2006. Management is continuing to seek additional equity capital to fund its various activities and as part of a capital procurement plan, filed a form SB2 registration statement with the SEC on October 5, 2005 to sell 4,000,000 shares of its stock to the public. The filing is not currently effective and will expire on September 30, 2006. Management has also eliminated or reduced unnecessary costs

We believe our current liquidity and capital resources, together with the proceeds received in a public offering, when and if approved, our ongoing operations, and potential credit facilities are sufficient to support our ongoing business operations.

At March 31, 2006, UFI has a mortgage payable, which it assumed on January 3, 2005, on the office/production facility in the amount of $147,570.00. The mortgage bears interest at 8.4% with monthly principal and interest payments of $1,443.00 through May 30, 2006 at which time the remaining principal and all accrued interest shall be due and payable.  The principal and interest payment of $1,443.00 is current and being paid by UFI on a timely basis. On March 29, 2006, the Company received approval of a refinancing of this mortgage. The new mortgage will bear interest at 350 basis points over the five year Treasury Rate, will have a term of five years and principal and interest will be payable monthly based on a fifteen year amortization. Financial covenants have not yet been determined.

UFI has suffered an operating loss for the three-month period ending March 31, 2006 of $78,070. This loss was primarily the result of the expenses of becoming a reporting company, and include the cost of attorney’s fees and audit and accounting fees. If UFI does not raise adequate funds from this offering, we will curtail our expansion plans and, if necessary, seek a line of credit secured by the building which will allow UFI to continue as a going concern as our core business should not be affected.

Related Party Transactions

On January 3, 2005, the Company’s majority stockholder contributed as additional paid in capital the land, office and manufacturing facilities located at 1808 South First Avenue, Phoenix, Arizona to the Company. Because this transaction is one between entities under common control, these facilities were recorded into the Company’s books and records at the stockholder’s historical cost of $401,117. These facilities are security for a note payable of $147,570, which was also transferred to and assumed by the Company. The net amount of $253,547 was recorded in the Company’s books as additional paid in capital.

Additionally, the Company’s majority stockholder entered in to an agreement whereby he assigned certain patent rights to the Company in exchange for 4,000,000 shares of the Company’s convertible preferred stock (Note 2). These patent rights were also recorded at the stockholder’s historical cost of $50,218.

At January 1, 2003, the Company owed its majority stockholder $104,247 from advances, net of repayments, made in prior years. During the three months ended March 31, 2006, $8,708 of advances was repaid. During each of the years ended December 31, 2005 and 2004, the Company repaid $36,901 and $7,876, respectively, of these advances. The advances are unsecured, non-interest bearing and due upon demand as funds are available.

Also, at January 1, 2003, the Company owed another stockholder $153,064 from advances, net of repayments, made in prior years. During the six months ended June 30, 2005 and each of the years ended December 31, 2004 and 2003, the Company repaid $4,282, $9,921 and $9,437, respectively, of these advances. The advances were unsecured and payable with interest at 5.0% in monthly payments of $1,406 through March 2015. On May 30, 2005, the outstanding advances totaling $129,424 and $5,576 of expense reimbursement were repaid through the issuance of 540,000 common stock shares.

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

(b)	Changes in internal controls.

None

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

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

No matter was submitted during the quarter ending March 31, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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
April 25, 2006—8-K/A Change of Fiscal Year and Unaudited March 31, 2005 Financial Statements

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Universal Fog, Inc.
Registrant

Date: May, 12, 2006	By: /s/ Tom Bontems
Tom Bontems
President