Form 10QSB/A
period 2005-03-31
UNIVERSAL FOG INC
filed 2006-06-22
CIK 1309057

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005

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

                               Universal Fog, Inc.
                             f.k.a. Edmonds 6, Inc.
                         (a development stage company)

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the five months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

                                  EDMONDS 6, INC.
                          (a development stage company)


                                  UNIVERSAL FOG, INC.
                          (a development stage company)

                              FINANCIAL STATEMENTS







                              As Of March 31, 2005



UNIVERSAL FOG, INC.
(a development stage company)
Financial Statements Table of Contents




FINANCIAL STATEMENTS
                                                                          Page #





         Balance Sheet                                                  F-1


         Statement of Operations and Retained Deficit                   F-2


         Statement of Stockholders Equity                               F-3


         Cash Flow Statement                                            F-4


         Notes to the Financial Statements                              F-5




                                 UNIVERSAL FOG, INC.
                          (a development stage company)
                                  BALANCE SHEET
                   As of March 31, 2005 AND OCTOBER 31, 2004


                                     ASSETS

                                                       March 31, October 31,
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


                                 UNIVERSAL FOG, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
                For the five months ending March 31, 2005, and
            from inception (August 19, 2004) through March 31, 2005



                                                    Five Months           From
Inception to
                                                  March 31, 2005  March 31, 2005
 REVENUE
     Sales                                           $        0           $     0
     Cost of sales                                            0                 0
                                                    -----------           -----------

 GROSS PROFIT                                                 0                 0

     GENERAL AND ADMINISTRATIVE EXPENSES                    500             1,100
                                                    -----------           -----------

 NET LOSS                                                  (500)           (1,100)

 ACCUMULATED DEFICIT, BEGINNING BALANCE                       0                 0
                                                    -----------           -----------

 ACCUMULATED DEFICIT, ENDING BALANCE                 $     (500)          $(1,100)
                                                    ===========           =========


NET EARNINGS PER SHARE

     Basic Earnings Per Share
     Net loss per share                          (Less than .01)

     Basic Weighted Average
     Number of Common Shares Outstanding              1,000,000






   The accompanying notes are an integral part of these financial statements.



                                 UNIVERSAL FOG, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
                    For the three months ending March 31, 2005



                                                   Three Months
                                                  March 31, 2005

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


                               UNIVERSAL FOG, INC.
                          (a development stage company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
             From inception (August 19, 2004) through March 31, 2005


                                                         ADDITIONAL     ACCUMULATED
                              SHARES     COMMON STOCK    PAID IN         DEFICIT         TOTAL
                           ------------- ------------- -----------   -------------- -------------
Stock issued on acceptance
   Of incorporation expenses
   August 19, 2004              100,000   $       10     $     90       $       100    $      100

Net loss                                                                       (600)         (600)
                            ------------ ------------ ------------     -------------- -------------

Total at October 31, 2004       100,000   $       10     $     90       $      (600)   $     (500)

Net loss                                                                       (500)         (500)
                            ------------ ------------ ------------     -------------- -------------

Total at March 31, 2005         100,000   $       10     $     90       $    (1,100)   $   (1,000)
                            ============ ============ ============     ============== =============






   The accompanying notes are an integral part of these financial statements.


                                 UNIVERSAL FOG, INC.
                          (a development stage company)
                             STATEMENT OF CASH FLOWS
                  For the five months ended March 31, 2005, and
             from inception (August 19, 2004) through March 31, 2005



                                                                                  From
CASH FLOWS FROM OPERATING ACTIVITIES                       March 31, 2005       Inception
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

Edmonds 6, Inc. originally adopted its fiscal year end to be October 31.

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

12.  Subsequent Event
     ------------------

On May 9, 2005, the Company entered in a stock purchase agreement and share exchange with Universal Fog, Inc., an Arizona corporation. Pursuant to this agreement, Universal Fog, Inc. (which has been in continuous operation since
1996) became a wholly owned subsidiary of the Company, and the Company changed its name to Universal Fog, Inc. In addition, on May 10, 2005, the Company amended its Articles of Incorporation to raise its authorized capital to 310,000,000 shares of which 300,000,000 are common stock and 10,000,000 shares are preferred stock.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation
-----------------

As of March 31, 2005, the Registrant had located a merger Candidate for the purpose of a merger. The registrant was successful in closing a stock purchase and share exchange agreement on May 9, 2005. Pursuant to this agreement, Universal Fog, Inc. became our wholly owned subsidiary and we changed our name to Universal Fog, Inc. The fiscal year end previously adopted by Edmonds 6, Inc. was changed to a December 31 year end to conform to the operating company's year end.

Results of Operation
--------------------

The Company did not have any operating income from inception (August 19, 2004) through March 31, 2005, the registrant recognized a net loss of $1,100. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At March 31, 2005 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC. The Certifying Officers concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.


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

                                 Edmonds 6, Inc.
                                 Registrant


Date: June 20, 2005              By: /s/ Tom Bontems
                                 -----------------------------------
                                 Tom Bontems
                                 President