Form 10QSB/A
period 2005-06-30
UNIVERSAL FOG INC
filed 2006-06-22
CIK 1309057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A1

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 13, 2005: 38,692,300 shares of common stock.

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

Management must determine at what point in the sales process to recognize revenue. We recognize revenue when title passes to the purchaser or when installation is complete and payment is received. Early or improper revenue recognition can affect the financial statements. We have established credit policies which, we believe will eliminate or substantially lower our uncollectible accounts receivable; however, management must make judgments regarding when and if to classify a receivable as uncollectible and this may affect the financial statements. The timing of purchase and the depreciation policies for property and equipment may affect the financial statements. Advertising costs can be deferred or may not be properly allocated to the proper accounting period and this can affect the financial statements. If management issues shares for services, it is a non cash transaction that is charged to expense. This type of transaction can affect the financial statements.

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

The mortgage payable was assumed by the Company on January 3, 2005 when the land, office and manufacturing facilities were contributed to the Company as additional paid in capital by the Company’s majority stockholder (Notes 1 and 5). The mortgage payable bears interest at 8.4%, contains no restrictions or debt covenants and provides for monthly principal and interest payments of $1,443 through May 30, 2006 at which time the remaining principal and all accrued interest shall be due and payable.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information set forth below should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item I of this Quarterly Report and the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004, which contains the audited consolidated financial statements and notes thereto and the audited financial statements filed in the 8-K dated August 23, 2005 for the five months ended May 31, 2005 and the calendar years ended December 31, 2004 and 2003 and the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the October 31, 2004 Annual Report.

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

The Company is currently investigating new sources of supply and is concentrating on controlling it costs to enhance its profitability. The Company is fully staffed with highly qualified individuals to fulfill the current and increased demand for product. As a result of this staffing, the Company has increased its sales and production capabilities and believes the Company is well positioned to experience new growth. The Company believes there will not be any significant increase in selling, general and administrative expenses as it implements its business plan.

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2005 and 2004

Revenues. The Company’s revenues are derived from the assembly of components used in misting systems and installations of these systems in commercial and residential applications and through the sales to distributors in various states and foreign countries.

Revenues for the three-month period ended June 30, 2005 were $216,259, compared to $126,503 for the three-month period ended June 30, 2004. This increase was due to to the addition of a commissioned sales person which resulted in an increased awareness of our products in the Phoenix area. The salesman has approached members of the local homebuilder and landscaper market and we expect to see additional sales results in the ensuing calendar quarter.

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

Operating Expenses. Operating expenses for the three-month period ended June 30, 2005 were $188,156 compared to $58,063 for the three-month period ended June 30, 2004 due to expenses of becoming a reporting company. Selling and marketing expenses decreased from $2,097 during these three months in 2005 to $3,306 for the same three months in 2004. General and Administrative expenses increase from $14,250 in the three-month period ended June 30, 2004 to $114,270 in the same period in 2005. This increase was also due to additional expenses of becoming a reporting company. Additional costs were legal and accounting and auditing associated with the purchase of Edmonds 6, Inc. and the audit for the years ended December 31, 2004 and 2003, respectively and the 5 months ended May 31, 2005. Compensation expense increased for the three-month period ended June 30, 2005 to $71,789 from $40,507 in the period ended June 30, 2004 due to increased sales of product which required additional installation and manufacturing expenses.

Depreciation and Amortization. Depreciation and amortization are included in General and Administrative expenses. For the three-month period ended June 30, 2005, these costs were $4258, compared to $2,511 for the three-month period ended July 31, 2004. This increase was due to the acquisition of our facilities.

Comparison of the Six-Month Periods Ended June 30, 2005 and 2004

Revenues. Revenues for the six-month period ended June, 2005 were $314,839 compared to $255,553 for the same period ended June 30, 2004. The increase in revenues in 2005 was due to the addition of a commission sales person which resulted in an increased awareness of our products in the Phoenix area. The sales person has approached members of the local homebuilding and landscaper market and we expect to see additional sales results in the ensuing calendar quarter. During the second quarter of 2005, the sales person’s efforts were responsible for additional sales to 15 new customers for approximately $75,000 in new sales. There are currently 12 proposals outstanding for $87,000.

Cost of Sales. Cost of sales for the six-month period ended June 30, 2005 were $103,896, compared to $76,547 for the six-month period ended June 30, 2004. This increase is from higher revenues.

Operating Expenses. Operating expenses for the six-month period ended June 30, 2005 were $251,226, compared to $119,935 for the six-month period ended June 30, 2004. Selling and marketing expenses decreased from $2,957 during these six months in 2005 to $3,486 for the same six months in 2004. Compensation increased from $75,572 in the six-month period of 2004 to $ 101,942 in the same six-month period in 2005 due to increased sales and the commissions paid thereon and an additional temporary administrative person. General and Administrative expenses increased from $40,877 in the six-month period ended June 30, 2004 to $ 146,327 in the same period of 2005. This increase was due to costs associated with becoming a reporting company which include additional professional services such as legal, accounting and auditing. The primary components were legal fees representing the purchase of Edmonds 6, Inc. and the audit for the years ended December 31, 2004 and 2003, respectively and the 5 months ended May 31, 2005.

Depreciation and Amortization. Depreciation and amortization are included in General and Administrative expenses. For the six-month period ended June 30, 2005, these costs were $ 4,258, compared to $5,022 for the nine-month period ended July 31, 2004. This decrease was due to assets becoming fully depreciated which was partially offset by the beginning depreciation added by the acquisition of our facilities.

Liquidity and Capital Resources

We funded our cash requirements for the six-month period ended June 30, 2005 through operations and $94,879 from the sale of restricted common stock in two private placements during the month of May. In the first private placement, a beneficial stockholder committed to purchase 2,000,000 shares of restricted common stock for $100,000. The shareholder remitted $48,500 in cash and had a subscription receivable of $51,500 as of June 30, 2005. The Company began a second private placement in late May and $35,000 had been paid in by June 30, 2005. An additional $11,379 was raised through the payment of an outstanding invoice by a stockholder. The $11,379 was offset against the subscription receivable in July. In addition, the Company converted debt into restricted common stock. The Company does not have any material commitments for capital expenditures as of the date of this report. Management believes sufficient cash flow from operations and its ongoing private placement will be available during the next twelve months to satisfy its short-term obligations.

Cash increased by $79,276 during the six-month period ended June 30, 2005. Over the same period in 2004, cash increased by $15,810.

The Company has suffered an operating loss for the six-month period ending June 30, 2005 of $45,114. This loss was primarily the result of the expenses of becoming a reporting company and includes the cost of the Edmonds 6 transaction, attorney’s fees and audit and accounting fees. $48,500 of these losses is non-recurring in nature as they were directly related to the transaction. If the Company does not raise adequate funds from the private placement, we will curtail our expansion plans and, if necessary, will seek a line of credit which will allow the Company to continue as a going concern since our core business was not affected.

As of June 30, 2005, the Company has an ongoing private placement through which we anticipate receiving additional funds through the sale of restricted common shares. In addition, we are negotiating a new exclusive distributor agreement for the State of Texas, which we anticipate, will result in an increase in sales during the third quarter of 2005. The Company in the exclusive U. S. distributor for a new 50” fan and we are negotiating a distributorship agreement for the Company with Sedona Holdings Corp. where the Company will provide misting technology for their outside lighting products and the Company will be the exclusive representative in Arizona.

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

At January 1, 2003, the Company owed its majority stockholder $104,247 from advances, net of repayments, made in prior years. During the six months ended June 30, 2005 additional advances of $4,647 were made and $36,000 of advances were repaid. During each of the years ended December 31, 2004 and 2003, the Company repaid $7,875 and $15,944, respectively, of these advances. The advances are unsecured, non-interest bearing and due upon demand as funds are available.

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

In May of 2005, the Company made a private placement of 2,000,000 shares of its restricted common stock to a beneficial stockholder at $0.05 per share. As of June 30, 2005, $48,500 had been received and the Company recorded the balance as a subscription receivable.

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

a.

There were two significant deficiencies which were found during the audit of the five months ended May 31, 2005 and the years ended December 31, 2004 and 2003. One included the failure to record accrual entries during the above periods as the general ledgers were kept on a cash basis. The other involved the lack of timely recording of non-cash equity transactions. Collectively, these deficiencies represent a material weakness. UFI has contracted with a Certified Public Accountant to review monthly the recordation procedures and to provide assistance in compliance with generally accepted accounting principles. UFI has employed an independent stock transfer agent to record transactions in the Company’s equity securities and will rely on the assistance of the contract CPA to provide timely recording in the Company’s general ledger of any equity security.

b.	The material weakness was identified by the independent auditor during the audit field work and it was related to the equity contribution by Tom Bontems in January of 2005.
c.	The recordation of equity transactions will be reviewed by the contract CPA each month and the company will compare its records with the stock transfer agent’s records on an on-going basis.
d.

Other than the changes to internal controls listed above, there have been no changes that have materially affected or reasonable likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.	Changes in Securities.

$48,500 was raised from the sale of 2,000,000 shares of restricted common stock in a private placement during the month of May with a remaining subscription receivable of $51,500. A second private placement raised $35,000 in May and an additional $11,379. In addition, the Company converted debt into 540,000 shares of restricted common stock.

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

Universal Fog, Inc.
Registrant

Date: June 22, 2006	By: /s/ Tom Bontems
Tom Bontems
President