Form 10QSB/A
period 2005-09-30
UNIVERSAL FOG INC
filed 2006-06-22
CIK 1309057

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

At January 1, 2003, the Company owed its majority stockholder $104,247 from advances, net of repayments, made in prior years. During the three and six months ended September 30, 2005 additional advances of $4,647 were made and $36,000 of advances was repaid. The advances are unsecured, non-interest bearing and due upon demand as funds are available.

Also, at January 1, 2003, the Company owed another stockholder $153,064 from advances, net of repayments, made in prior years. During the three and six months ended June 30, 2005 and each of the years ended December 31, 2004 and 2003, the Company repaid $4,282, $9,921 and $9,437, respectively, of these advances. The advances were unsecured and payable with interest at 5.0% in monthly payments of $1,406 through March 2015. On May 30, 2005, the outstanding advances totaling $129,424 plus expenses of $5,576 were repaid through the issuance of 540,000 common stock shares.

In May of 2005, the Company made a private placement of 2,000,000 shares of its restricted common stock to a beneficial stockholder at $0.05 per share. As of September 30, 2005, $61,322 had been received and the Company recorded the balance as a subscription receivable.

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

Revenues for the three-month period ended September 30, 2005 were $317,504, compared to $178,184 for the three-month period ended September 30, 2004. This increase was due to purchases by a new distributor in Houston, Texas, the acceptance by the market of a new 50 inch fan distributed by the Company and increased sales by sales people.

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

Liquidity and Capital Resources

We funded our cash requirements for the nine-month period ended September 30, 2005 through operations and $313,522 from the sale of restricted common stock in two private placements. UFI sold 2,000,000 shares of restricted common stock to an existing stockholder for $100,000.00 of which $61,322.00 was paid by September 30, 2005. An additional 1,008,800 shares of restricted common stock was sold to unrelated parties for $252,200.00 in another private placement. In addition, the Company converted debt into restricted common stock. The Company does not have any material commitments for capital expenditures as of the date of this report. Management believes sufficient cash flow from operations and the sale of additional common stock will be available during the next twelve months to satisfy its short-term obligations.

Cash increased by $122,378 during the nine-month period ended September 30, 2005. Over the same period in 2004, cash increased by $24,266. During the nine-month period ended September 30, 2005, our operating expenses were increased due to expenses related to the Edmonds 6 transaction, primarily attorney fees and the cost of the transaction which gave UFI negative cash flow from operations of $138,523 and negative cash flow from investing of $49,635. This was offset by the net cash provided by financing activities of $310,536 giving UFI a net cash increase of $122,378.

We are currently incurring cash expenses in the amount of approximately $63,000 per month for all operations, of which fixed costs account for approximately $24,000. We anticipate cash expenditures of approximately $190,000 for the quarter ended December 31, 2005. We believe our current liquidity and capital resources, together with the proceeds received in this offering, are sufficient to support our ongoing business operations.

At June 30, 2005, UFI has assumed a mortgage payable on the office/production facility in the amount of $147,570.00. The mortgage bears interest at 8.4% with monthly principal and interest payments of $1,443.00 through May 30, 2006 at which time the remaining principal and all accrued interest shall be due and payable. UFI is in the process of negotiating a new loan to pay the balance of the mortgage.

The principal and interest payment of $1,443.00 is current and being paid by UFI on a timely basis.

The mortgage holder is Heritage Bank.

UFI has suffered an operating loss for the nine-month period ending September 30, 2005 of $163,689. This loss was primarily the result of the expenses of becoming a reporting company and include the cost of the Edmonds 6 transaction, attorney’s fees and audit and accounting fees. $48,500 of these costs are non-recurring in nature as they were directly related to the transaction. If UFI does not raise adequate funds from this offering, we will curtail our expansion plans and, if necessary, will seek a line of credit secured by the building which will allow UFI to continue as a going concern as our core business should not be affected.

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

Also, at January 1, 2003, the Company owed another stockholder $153,064 from advances, net of repayments, made in prior years. During the six months ended June 30, 2005 and each of the years ended December 31, 2004 and 2003, the Company repaid $4,282, $9,921 and $9,437, respectively, of these advances. The advances were unsecured and payable with interest at 5.0% in monthly payments of $1,406 through March 2015. On May 30, 2005, the outstanding advances totaling $129,424 plus expenses of $5,576 were repaid through the issuance of 540,000 common stock shares.

In May of 2005, the Company made a private placement of 2,000,000 shares of its restricted common stock to a beneficial stockholder at $0.05 per share. As of September 30, 2005, $61,322 had been received and the Company recorded the balance as a subscription receivable.

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

Universal Fog, Inc.
Registrant

Date: June ___, 2006	By: /s/ Tom Bontems
Tom Bontems
President