Form 10QSB
period 2006-06-30
UNIVERSAL FOG INC
filed 2006-08-10
CIK 1309057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X_

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 10, 2006: 38,652,300 shares of common stock.

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

Signatures and Required Certifications

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

UNIVERSAL FOG, INC.

FINANCIAL STATEMENTS

As of June 30, 2006

UNIVERSAL FOG, INC.

Financial Statements

Table of Contents

FINANCIAL STATEMENTS

Page #

Consolidated Balance Sheet	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to the Consolidated Financial Statements	F-4

Universal Fog, Inc.

And Subsidiary

Consolidated Balance Sheet

(Unaudited)

June 30, 2006
Assets

Current Assets:

Cash and cash equivalents	$43,430
Accounts Receivable, net of allowance
for doubtful accounts of $32,572	141,198
Inventory	163,409

Total Current Assets	348,037

Property, Plant, and Equipment, net of
accumulated depreciation of
$114,110	444,294

Sundown Lighting Distributorship	50,000

Patent Rights, net of $3,444 of
accumulated amortization	46,774

Total Assets	$889,105

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts Payable-trade	$193,160
Accrued Expenses	90,164
Advances from Stockholders	24,185
Note Payable	141,870

Total Current Liabilities	449,379

Stockholders’ Equity:

Convertible preferred stock, $.0001 par value,
10,000,000 shares authorized, 4,000,000
shares issued and outstanding	400
Common stock, $.0001 par value,
300,000,000 shares authorized,
38,652,300 shares
issued and outstanding	3,865

Additional Paid-in Capital	905,908
Accumulated Deficit	(470,447)

Total Stockholders’ Equity	439,726
Total Liabilities
and Stockholders’ Equity	$889,105

See Notes to Consolidated Financial Statements

Universal Fog, Inc.

and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	3 Mos. Ended June 30, 2006	3 Mos. Ended June 30, 2005	6 mos. Ended June 30, 2006	6 mos. Ended June 30, 2005

Sales, net of returns	$343,920	$216,259	$483,209	$314,839

Cost of Sales	154,708	87,096	238,501	103,896

Gross Profit	189,212	129,163	244,708	210,943

Operating Expenses:

General and administrative expenses	86,386	114,270	157,960	146,327

Advertising & Marketing	3,583	2,097	6,229	2,957

Compensation Costs	57,366	71,789	115,875	101,942

Total Operating Expenses	147,335	188,156	280,064	251,226

Net Income (Loss) from operations	$41,877	$(58,993)	$(35,356)	$(40,283)

Interest Expense	6,892	1,932	9,703	4,831

Net Income (Loss) before income taxes	34,985	(60,925)	(45,059)	(45,114)

Provision for Income Taxes	0	0	0	0

Net Income (Loss)	$34,985	$(60,925)	$(45,059)	$(45,114)

Earnings (Loss) Per Common Share:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

See Notes to Consolidated Financial Statements

UNIVERSAL FOG, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005

	2006	2005

Cash flows from operating activities:

Net cash provided by (used in) operating
activities	7,734	(15,161)

Cash flows from investing activities:

Net cash provided by (used in)
investing activities	0	1,000

Cash flows from financing activities:

Net cash provided by (used in)
financing activities	(9,163)	93,437

Net increase (decrease) in cash	(1,429)	79,276

Cash at beginning of period	44,859	4,363

Cash at end of period	$43,430	$83,639

See Notes to the consolidated financial statements.

UNIVERSAL FOG, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Supplemental Cash Flows Disclosures

	2006	2005

Interest paid	$9,703	$4,831

Income taxes paid	$--	$--

Non-Cash Investing and Financing Activities

	2006	2005

Contribution of property and equipment,
net of related note payable, as
additional paid in capital	$--	$250,562

Common stock issued for services	$--	$33,400

Preferred stock issued for patent rights	$--	$50,218

Common stock issued in repayment
of advances from stockholder	$--	$129,424

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

The patents rights are being amortized using the straight-line method over their remaining estimated lives of approximately six and sixteen years. For the six months ended June 30, 2006 amortization expense related to these patent rights totaled $1,476 for each of the next five years, management estimates amortization of these patent rights to approximate $3,000.

Income/loss per share

Basic income/loss per share amounts are computed by dividing the net income or loss by the weighted average number of common stock shares outstanding. Diluted income/loss per share amounts reflect the maximum dilution that would have resulted from the issuance of common stock through potentially dilutive securities. Other than the convertible preferred stock (Note 2), the Company does not have any convertible securities, outstanding options or warrants that could potentially dilute the earnings of its common stockholders. Diluted loss per share amounts are computed by dividing the net income/loss (the preferred shares do not contain dividend rights) by the weighted average number of common stock shares outstanding plus the assumed issuance of the convertible preferred stock. For the three and six months ended June 30, 2006 and 2005, basic income/loss per share amounts are based on 38,652,300, and 34,731,934, 34,000,000 and 34,000,000 weighted-average number of common stock shares outstanding, respectively. For the three and six months ended June 30, 2006, no effect has been given to the assumed conversion of the convertible preferred stock shares as the effect would be antidilutive.

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

Stock options, warrants and other rights

As of June 30, 2006, the Company had not adopted any employee stock option plans and no other stock options, warrants or other stock rights have been granted or issued.

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

The mortgage payable was assumed by UFI on January 3, 2005 when the land, office and manufacturing facilities were contributed to UFI as additional paid in capital by our majority stockholder. On March 29, 2006, the Company received approval of a refinancing of this mortgage. The new mortgage had a beginning principal balance of $142,279.34 and will bear interest at 8.34% with a balloon payment of $114,323.07 which will be due on May 30, 2011, and will have a term of five years and principal and interest will be payable monthly based on a fifteen year amortization. The mortgage is guaranteed by Tom and Steffani Bontems. The Company and the guarantors are required to submit annual tax returns, the Company’s annual audited financial statements, quarterly Company prepared financials and personal financial statements of the guarantors. No financial covenants were required by the Lender.

Legal matters

The Company is subject to legal proceedings that arise in the ordinary course of business.

On January 16, 2006, Brian Hahn, COO, presented a proposed employment contract for Board of Directors approval. The Board, by unanimous vote, declined to approve the contract and part of a cost containment process, terminated Mr. Hahn’s services to the Company. Mr. Hahn filed suit alleging a contractual violation and requesting cash damages of $63,453.36 and common stock in the amount of 3,458,295 shares. The Company intends to vigorously defend the suit. The plaintiff’s attorney as agreed to postponement of the Company’s answer while good faith settlement discussions are ongoing. Management believes that a settlement will be reached that will not have a material affect on the financial statements. As of June 30, 2006, the Company has accrued a loss contingency of $17,510 relating to this matter.

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

At January 1, 2006, the Company owed its majority stockholder $48,174 from advances, net of repayments, made in prior years. During the six months ended June 30, 2006 no additional advances were made and $23,989 of advances were repaid. The advances are unsecured, non-interest bearing and due upon demand as funds are available.

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

The Company made a private placement to Dennis McKee wherein Mr. McKee purchased 2,000,000 shares of the Company’s common stock for $100,000 or $0.05 per share. $48,500 was tendered at the time of purchase and $12,822 was paid through payment of an outstanding invoice leaving a subscription receivable balance of $38,678. The share certificate was tendered prior to the receipt of the remaining funds. On December 5, 2005, in a negotiated transaction, Mr. McKee tendered 300,000 common stock shares to the Company in exchange for the remaining balance due of the subscription receivable. These shares were recorded as Treasury Stock in the amount of the subscription receivable balance ($38,678).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information set forth below should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item I of this Quarterly Report and the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, which contains the audited consolidated financial statements and notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the December 31, 2005 Annual Report.

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

Critical accounting policies

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission (the “SEC”), encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Company’s consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Use of Estimates — Management’s discussion and analysis or plan of operation is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management must determine at what point in the sales process to recognize revenue. We recognize revenue when title passes to the purchaser or when installation is complete and the customer is invoiced. Early or improper revenue recognition can affect the financial statements. We have established credit policies which, we believe will eliminate or substantially lower our uncollectible accounts receivable; however, management must make judgments regarding when and if to classify a receivable as uncollectible and this may affect the financial statements. The timing of purchase and the depreciation policies for property and equipment may affect the financial statements. Advertising costs can be deferred or may not be properly allocated to the proper accounting period and this can affect the financial statements.

We review the carrying value of property and equipment for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. During the 6 months ended June 30, 2006, we have not issued shares for services.

For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the Statement of Operations.

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

The Company is currently investigating new sources of supply and is concentrating on controlling its costs to enhance its profitability. The Company is fully staffed with highly qualified individuals to fulfill the current and increased demand for product. As a result of this staffing, the Company has increased its sales and production capabilities and believes the Company is well positioned to experience new growth. The Company believes there will not be any significant increase in selling, general and administrative expenses as it implements its business plan.

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2006 and 2005

Revenues. The Company’s revenues are derived from the assembly of components used in misting systems and installations of these systems in commercial and residential applications and through the sales to distributors in various states and foreign countries.

Revenues for the three-month period ended June 30, 2006 were $343,920 compared to $216,259 for the three-month period ended June 30, 2005. This increase was due to continued sales calls by our sales force locally and sales by our Texas distributor.

Cost of Sales. The Company’s cost of sales consists of materials used in misting systems and labor for the assembly of components and in the local area; labor for installation.

Cost of sales for the three-month period ended June 30, 2006 were $154,708, compared to $87,096 for the three-month period ended June 30, 2006. The increase is the result of the increased revenues and additional labor and material costs compared to the corresponding quarter of 2005.

Operating Expenses. Operating expenses for the three-month period ended June 30, 2006 were $147,335 compared to $188,156 for the three-month period ended June 30, 2005. This decrease is due to a cost containment effort which included reducing administrative expenses. Selling and marketing expenses increased from $2,097 during these three months in 2005 to $3,583 for the same three months in 2006. General and Administrative expenses decreased from $114,270 in the three-month period ended June 30, 2005 to $86,386 in the same period in 2006. This decrease was also due to a concentrated cost containment effort. Compensation expense decreased for the three-month period ended June 30, 2006 to $57,366 from $71,789 in the period ended June 30, 2005 due to more efficient use of personnel.

Depreciation and Amortization. Depreciation and amortization are included in General and Administrative expenses. For the three-month period ended June 30, 2006, these costs were $4,038, compared to $2,518 for the three-month period ended July 31, 2005.

Comparison of the Six-Month Periods Ended June 30, 2006 and 2005

Revenues. The Company’s revenues are derived from the assembly of components used in misting systems and installations of these systems in commercial and residential applications and through the sales to distributors in various states and foreign countries.

Revenues for the six-month period ended June, 2006 were $483,209 compared to $314,839 for the same period ended June 30, 2005. The increase in revenues in 2006 was due to increased efforts by our sales person who has approached members of the local homebuilding and landscaper market and sales to our distributor network. We expect to see additional sales results in the ensuing calendar quarter.

Cost of Sales. The Company’s cost of sales consists of materials used in misting systems and labor for the assembly of components and in the local area; labor for installation.

Cost of sales for the six-month period ended June 30, 2006 were $238,500 compared to $103,896 for the six-month period ended June 30, 2005. This increase is from higher revenues which required additional assembly labor and materials costs.

Operating Expenses. Operating expenses for the six-month period ended June 30, 2006 were $280,064, compared to $251,226 for the six-month period ended June 30, 2005. Selling and marketing expenses increased from $2,957 during these six months in 2005 to $6,299 for the same six months in 2006. Compensation increased from $101,942 in the six-month period of 2005 to $ 115,875 in the same six-month period in 2006 due to increased sales and the commissions paid thereon. General and Administrative expenses increased from $146,327 in the six-month period ended June 30, 2005 to $ 157,960 in the same period of 2006. This increase was due to costs associated with becoming a reporting company which include additional professional services such as auditing.

Depreciation and Amortization. Depreciation and amortization are included in General and Administrative expenses. For the six-month period ended June 30, 2006, these costs were $ 7,061, compared to $4,258 for the six-month period ended June 30, 2005. This increase was due to depreciation added by the acquisition of our facilities.

Liquidity and Capital Resources

We funded our cash requirements for the six-month period ended June 30, 2006 through operations and $28,678 from the sale of treasury stock. The Company does not have any material commitments for capital expenditures as of the date of this report. Management is continuing to seek additional equity capital to fund its various activities and as part of a capital procurement plan, filed a form SB2 registration statement with the SEC on October 5, 2005 to sell 4,000,000 shares of its stock to the public. The filing is not currently effective and will expire on December 31, 2006. Management has also eliminated or reduced unnecessary costs

Cash decreased by $1,429 during the six-month period ended June 30, 2006. Over the same period in 2005, cash increased by $79,276 due a private placement during that period.

The Company has suffered an operating loss for the six-month period ending June 30, 2006 of $45,059. This loss was primarily the result of the higher expenses which include attorney’s fees and audit and accounting fees. If the Company does not raise adequate funds from the SB2 registration statement, we will curtail our expansion plans and, if necessary, will seek a line of credit which will allow the Company to continue as a going concern since our core business was not affected.

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

At January 1, 2006, the Company owed its majority stockholder $48,174 from advances, net of repayments, made in prior years. During the six months ended June 30, 2006 no additional advances were made and $23,989 of advances were repaid. The advances are unsecured, non-interest bearing and due upon demand as funds are available.

Also, at January 1, 2003, the Company owed another stockholder $153,064 from advances, net of repayments, made in prior years. During the six months ended June 30, 2005 and each of the years ended December 31, 2004 and 2003, the Company repaid $4,282, $9,921 and $9,437, respectively, of these advances. The advances were unsecured and payable with interest at 5.0% in monthly payments of $1,406 through March 2015. On May 30, 2005, the outstanding advances totaling $129,424 and expenses of $5,576 were repaid through the issuance of 540,000 common stock shares.

In May of 2005, the Company made a private placement of 2,000,000 shares of its restricted common stock to a beneficial stockholder at $0.05 per share. On December 5, 2005, Dennis McKee (a beneficial stockholder) returned 300,000 shares to the Company. The Company resold the 300,000 shares of Treasury Stock as follows: 52,000 shares of treasury stock were sold for $13,000 on December 29, 2005 and 40,000 shares of treasury stock were sold on January 9, 2006 for $10,000. In addition the remaining 208,000 shares of treasury stock were sold on March 31, 2006 for $18,678. The aggregate price received for all of the treasury stock was $41,678.

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

The Company is currently not a party to any new legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened. There have been no changes to any previously reported existing litigation.

Item 2.	Changes in Securities.

$28,678 was raised from the sale of 248,000 shares of treasury stock in a private placement during the first quarter of 2006

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

Universal Fog, Inc.
Registrant

Date: August 10 , 2006	By: /s/ Tom Bontems
Tom Bontems
President