Form 10KSB/A
period 2005-12-31
UNIVERSAL FOG INC
filed 2006-09-08
CIK 1309057

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________________

FORM 10-KSB/ A2

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

On January 3, 2005, our majority stockholder, Tom Bontems, contributed as additional paid in capital the land, office and manufacturing facilities located at 1808 South First Avenue, Phoenix, Arizona to UFI. Because this transaction is one between entities under common control, these facilities were recorded into our books and records at Mr. Bontems’ historical cost, less previously recorded depreciation and amortization, of $401,117. These facilities are security for a note payable. The mortgage payable bears interest at 8.4% per annum, contains no restrictions or debt covenants, and provides for monthly principal and interest payments of $1,443 through May 30, 2006, at which time the remaining principal and all accrued interest shall be due and payable. The property was transferred to UFI subject to the existing first mortgage and only that portion of the cost in excess of the mortgage was considered as additional paid in capital. Mr. Bontem’s basis was determined by the original price paid for the facilities and receipts and invoices for repairs and remodeling completed to make the property serviceable, less depreciation and amortization of $38,866 previously recorded by Mr. Bontems. The building contains 6700 square feet divided into 2100 square feet of office space and 4600 square feet of assembly and warehouse space. The building is constructed of concrete block for the exterior and warehouse space and standard office construction in the office area, with carpet and tile floors and suspended acoustic ceiling. The office facilities are heated and air conditioned.

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

The building basis less the land allocation is being depreciated over a 40 year useful life and the fence and parking improvements are being depreciated over a 10 year useful life.

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

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. During the year ended December 31, 2005, we paid certain invoices, bonused employees, and paid directors by issuing shares of our common stock. These shares were issued at the fair value of the shares at the date of issuance.

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

Operating Expenses. Operating expenses for the year ended December 31, 2005 were $776,249 compared to $319,297 for the year ended December 31, 2004. Selling and marketing expenses increased to $35,650 during 2005 from $5,337 for the same period in 2004 due to promotional costs allocated to the new distributor. Compensation increased from $106,570 in 2004 to $302,253 in the same period in 2005 due to increased sales, the addition of a new chief operating officer and additional sales personnel. General and Administrative expenses increased from $207,390 in the year ended December 31, 2004 to $422,064 in the same period of 2005. This increase was due to costs associated with becoming a reporting company which include additional professional services such as legal, accounting and auditing. The primary components were legal fees representing the purchase of Edmonds 6, Inc. and the audit for the years ended December 31, 2004 and 2003, respectively and the 5 months ended May 31, 2005 and accounting, review, and legal services for quarterly filings and the SB-2 filings. Additional cost included the purchase of the Sundown Distributorship for common stock.

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

During the months of May 2005 through August 2005 UFI issued an aggregate of 513,500 shares of its common stock in exchange for services rendered on behalf of UFI by certain third parties. This total was comprised of an aggregate of 54,500 shares of its common stock to its employees in exchange for services rendered on behalf of UFI. UFI also issued 40,000 shares to members of its Board of Directors as 2005 Director Compensation and 384,000 shares were issued to Vincent & Rees for attorneys’ fees. An additional 35,000 shares were issued as commissions. All of these shares were issued under exemption from registration in accordance with Section 4(2) of the Securities Act.

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

“Going Concern Opinion”. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain positive cash flows from operations and profits. Due to the costs of becoming a reporting company, our monthly costs were higher than anticipated during the second half of 2005. Since January 1, 2006, we have taken steps to lower our monthly operating costs and are currently incurring cash expenses in the amount of approximately $35,000 per month for all operations, of which fixed costs account for approximately $24,000. We anticipate cash expenditures of approximately $420,000 for the year ended December 31, 2006. . Management is continuing to seek additional equity capital to fund its various activities and as part of a capital procurement plan, filed a form SB2 registration statement with the SEC on October 5, 2005 to sell 4,000,000 shares of its stock to the public. The filing is not currently effective and will expire on September 30, 2006. Management has also eliminated or reduced unnecessary costs

These events raise doubt as to our ability to continue as a going concern. The report of our independent public accountants, which accompanied our financial statements for the year ended December 31, 2005, was qualified with respect to that risk. In order to continue as a going concern, we must raise additional funds as noted above and ultimately achieve profit from our operations.

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

Except as otherwise stated, the mailing address for each person identified below is 1808 South 1st Ave., Phoenix, AZ 85003.

Name	Class	Shares Beneficially Owned	Percent of Class

Tom Bontems	Common	23,560,000	60.95%

Tom Bontems	Preferred	4,000,000	100.00%

Dennis McKee	Common	8,960,000	23.18%

KwikTax, Inc.	Common	1,200,000	3.10%

Alsan, LLC	Common	1,200,000	3.10%

Teri Foster	Common	50,000	*

Hall Ewing	Common	34,800	*

Jack Robinson	Common	10,000	*

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

Universal Fog, Inc.

By:	/s/ Tom Bontems
Tom Bontems
Chief Executive Officer Chief Financial Officer

Dated:	September 7, 2006

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

As discussed in Note 8 to the accompanying consolidated financial statements, the Company retrospectively changed its method of accounting for its Sundown distributorship.

/S/

Turner, Stone & Company, L.L.P.

Certified Public Accountants

March 30, 2006, except for Note 8 and the Sundown distributorship section of Note 5, as to which the date is September 7, 2006

UNIVERSAL FOG, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

Assets

	2005	2004
Current assets:

Cash	$44,859	$4,363
Accounts receivable, net of allowances
for doubtful accounts of $32,572, $22,848
respectively	81,271	68,013
Inventory	146,712	38,421
Employee advance	-	1,000

Total current assets	272,842	111,797

Property and equipment, net of accumulated
depreciation of $108,526, and
$94,342, respectively	449,792	40,634

Sundown Distributorship	-	-

Patent rights, net of $1,968 of
accumulated amortization	48,250	-

	$770,884	$152,431

The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSAL FOG, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

Liabilities and Stockholders’ Equity (Deficit)

	2005	2004

Current liabilities:

Accounts payable, trade	$114,456	$28,136
Accrued expenses & other	71,14 5	2,691
Advances from stockholders	48,174	214,134
Note payable	143,296	-

Total current liabilities	377,07 1	244,961

Commitments and Contingencies	-	-

Stockholders’ equity (deficit):

Convertible preferred stock, $.0001
par value, 10,000,000 shares
authorized, 4,000,000, and 0
shares issued and outstanding respectively	400	-
Common stock, $.0001 par value,
300,000,000 shares authorized,
38,652,300, 100,000
shares issued and outstanding,
respectively	3,865	1,000
Additional paid-in capital	903,614	-
Accumulated deficit	(475,388)	(93,530)
Treasury Stock, 300,000 shares, at cost	(38,678)	(-)

Total stockholders’ equity (deficit)	393,813	(92,530)

	$770,884	$152,431

The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSAL FOG, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Sales, net of returns	$747,064	$564,970

Cost of sales	334,399	133,472

Gross profit	412,665	431,498

Operating expenses:

Compensation expense	302,253	106,570
Advertising and marketing	51,932	5,337
General and administrative expense	422,064	207,390

Total operating expenses	776,249	319,297

Income (loss) from operations	(363,584)	112,201

Interest expense	18,274	6,956

Net income (loss) before income taxes	(381,858)	105,245

Provision for income taxes	-	-

Net income (loss)	$(381,858)	$105,245

Net income (loss) per share:

Basic	$(.01)	$.00

Diluted	$(.01)	$.00

The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSAL FOG, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Preferred Stock		Common Stock		Add’l Paid	Stock	Accumulated	Treasury
	Shares	Amount	Shares	Amount	In Capital	Subscribed	Deficit	Stock	Total
Balance December 31, 2003	-	$-	100,000	$1,000	$-	$-	$(198,775)	$-	$(197,775)

Net income	-	-	-	-	-	-	105,245	-	105,245

Balance December 31, 2004	-	-	100,000	1,000	-	-	(93,530)	-	(92,530)

Contribution of property/equipment,
net of related note payable,
as additional paid in capital	-	-	-	-	250,562	-	-	-	250,562

Common stock issued for services
and cancellation of original shares	-	-	(65,600)	(656)	34,056	-	-	-	33,400

Reverse merger with Edmonds 6, Inc.	-	-	34,365,600	3,096	(3,096)	-	-	-	-

Issuance of preferred stock
for patent rights	4,000,000	400	-	-	49,818	-	-	-	50,218

Issuance of common stock in
private placement for cash	-	-	998,800	100	249,600	-	-	-	249,700

Issuance of common stock for cash	-	-	2,000,000	200	99,800	(51,500)	-	-	48,500

Issuance of common stock in
repayment of advances from
stockholder	-	-	540,000	54	129,370	-	-	-	129,424

Issuance of common stock for services	-	-	513,500	51	43,524	-	-	-	43,575

Issuance of common stock for distributorship rights	-	-	200,000	20	49,980	-	-	-	50,000

Stock subscription collected	-	-	-	-	-	12,822	-	-	12,822

Repurchase of 300,000 shares common stock	-	-	-	-	-	38,678	-	(38,678)	-

Net loss	-	-	-	-	-	-	(381,858)	-	(381,858)

Balance December 31, 2005	4,000,000	$400	38,652,300	$3,865	$903,614	$-	$(475,388)	$(38,678)	$393,813

The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSAL FOG, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Cash flows from operating activities:

Net income (loss)	$(381,858)	$105,245
Adjustments to reconcile net income (loss)
to cash provided by operating activities:
Depreciation and amortization	16,152	10,045
Provision for uncollectible accounts	9,724	-
Common stock issued for services	126,975	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(23,764)	(31,567)
Inventory	(107,508)	(8,048)
Accounts payable, trade	86,320	(55,848)
Accrued expenses	68,454	536

Net cash provided by (used in) operating activities	(205,505)	20,363

Cash flows from investing activities:

Purchase of equipment	(22,225)	-
Advances to employees	-	(1,000)
Repayment of employee advances	1,000	-

Net cash provided by (used in) investing activities	(21,225)	(1,000)

Cash flows from financing activities:

Proceeds from issuance of common stock	311,022	-
Repayment of note payable	(7,260)	-
Advances from stockholders	3,746	-
Repayment of stockholder advances	(40,282)	(17,796)

Net cash provided by (used in) financing activities	267,226	(17,796)

Net increase in cash	40,496	1,567

Cash at beginning of year	4,363	2,796

Cash at end of period	$44,859	$4,363

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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has suffered an operating loss and it has a net working capital deficit and it has substantially no cash. These conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern. Management is continuing to seek additional equity capital to fund its various activities and as part of a capital procurement plan, filed a form SB2 registration statement with the SEC on October 5, 2005 to sell 4,000,000 shares of its stock to the public. The filing is not currently effective and will expire on September 30, 2006. Management has also eliminated or reduced unnecessary costs. However, there is no assurance that steps taken by management will meet the Company’s needs or that it will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Property and equipment

Property and equipment, including that contributed by the Company’s majority stockholder as additional capital (Notes 4 and 6), is stated at cost less accumulated depreciation. Depreciation of property and equipment is being provided by the straight-line method over estimated useful lives of three years for computer equipment, five and seven years for vehicles, furniture and fixtures, and shop equipment and forty years for building and ten years for parking lot improvements. During the years ended December 31, 2005 and 2004, depreciation expense totaled $14,184, and $10,045 respectively. At December 31, 2005 and 2004, property and equipment was comprised of the following.

	2005	2004

Land	$87,997	$0
Parking Improvements	23,971	23,971
Building	313,120	0
Machinery and equipment	67,830	65,440
Transportation equipment	46,591	32,091
Furniture and fixtures	18,809	13,474
	558,318	134,976
Less accumulated depreciation	(108,526)	(94,342)

	$449,792	$40,634

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

At January 1, 2004, UFI owed its majority stockholder, Tom Bontems, $88,304 from advances, net of repayments, made in prior years. During the year ended December 31, 2005 and 2004, respectively, additional advances of $4,647 and $-0- were made and $36,901 and $7,876, respectively, of advances were repaid. The advances are unsecured, non-interest bearing and due upon demand as funds are available

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

Sundown Distributorship

On August 9, 2005, the Company entered into an agreement with Sedona Holdings, Corp and Sundown Designs, Inc., to be the exclusive wholesale distributor for in the cities of Scottsdale and Phoenix, Arizona. The Company issued 200,000 shares valued a $0.25 per share as consideration for this agreement. The distributorship was valued at $50,000 since shares were being sold in a private placement for $0.25 per share and this was the fair value of the Company’s common stock on the date of the transaction.

The agreement does not have a set termination date, but is terminable at the will of the manufacturer, with 30 days written notice.

Universal Fog has developed a line of high pressure misting nozzles which will be used in certain of the Sundown Designs outdoor lighting products. These products, as well as the entire Sundown line, will be sold in the local area by Universal Fog as part of its agreement with Sedona Holdings. In addition, Universal Fog will furnish misting nozzles to Sundown Design for their line of products which they sell in other areas. Universal Fog has sold and installed one custom designed lighting project in the Phoenix area and has inquiries and other potential sales for the near future. (Note 8)

6.	RELATED PARTY TRANSACTIONS

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

	2005	2004
Tax expense (benefits) computed
at statutory rate	$(129,832)	$35,783
Surtax exemptions	-	-
State income taxes net of
federal benefit	( -)	-
Taxes attributable to earnings
as an S corporation	14,492	(35,783)
Allowance for doubtful accounts	11,074
	104,266	-
Tax attributable to NOL benefit	(104,266)
	$-	$-

The Company uses the accrual method of accounting for income tax reporting purposes. Significant components of the Company’s deferred tax assets (benefits) and liabilities are summarized below.

2005
Deferred tax assets:
Net operating loss carry forward	$104,266
Allowance for doubtful accounts	11,074
Less valuation allowance	(115,340)
-
Deferred tax liabilities:
Depreciation differences	-
Net deferred tax assets	$-

 8. SUBSEQUENT EVENT--CHANGE IN ACCOUNTING PRINCIPLE

In August of 2006, the Company re-evaluated its accounting for the Sundown Distributorship (Note 5) and charged the entire cost of the distributorship, an amount previously accounted for as an asset, to expense in the December 31, 2005 financial statements. The Company re-evaluated the future economic benefits to be derived from this distributorship and determined that no or minor economic benefit had been realized through the first eight months of 2006 and since the signing of the agreement, which indicated that any future economic benefit was indeterminable. The effect of this change reduced previously reported net income by $50,000 and reduced total assets by the same amount, but did not affect reported income per share. There was no indirect effect by this action and there was no effect to any previously reported amounts.