Form 10KSB/A
period 2005-12-31
UNIVERSAL FOG INC
filed 2006-09-15
CIK 1309057

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________________

FORM 10-KSB/ A3

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

Operating Expenses. Operating expenses for the year ended December 31, 2005 were $776,249 compared to $319,297 for the year ended December 31, 2004. Selling and marketing expenses increased to $35,650 during 2005 from $5,337 for the same period in 2004 due to promotional costs allocated to the new distributor. Compensation increased from $106,570 in 2004 to $302,253 in the same period in 2005 due to increased sales, the addition of a new chief operating officer and additional sales personnel. General and Administrative expenses increased from $207,390 in the year ended December 31, 2004 to $422,064in the same period of 2005. This increase was due to costs associated with becoming a reporting company which include additional professional services such as legal, accounting and auditing. The primary components were legal fees representing the purchase of Edmonds 6, Inc. and the audit for the years ended December 31, 2004 and 2003, respectively and the 5 months ended May 31, 2005 and accounting, review, and legal services for quarterly filings and the SB-2 filings. Additional cost included the purchase of the Sundown Distributorship for common stock.

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

Universal Fog, Inc.

By:	/s/ Tom Bontems
Tom Bontems
Chief Executive Officer Chief Financial Officer

Dated:	September 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Tom Bontems Tom Bontems	Chief Executive Officer Chief Financial Officer	September 14, 2006

The following audited financial statements as of December 31, 2005 are set forth on the pages indicated below:

Page Number

Report of Independent Registered Public Accounting Firm	F-11

Consolidated Balance Sheets	F-12

Consolidated Statements of Operations	F-14

Consolidated Statements of Stockholders’ Equity	F-15

Consolidated Statements of Cash Flows	F-16

Notes to Consolidated Financial Statements	F-18

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Universal Fog, Inc.

and Subsidiary

Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Universal Fog, Inc. and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Fog, Inc. and Subsidiary at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the above referenced periods in conformity with accounting principles generally accepted in the United States of America.

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

UNIVERSAL FOG, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

Liabilities and Stockholders’ Equity (Deficit)

	2005	2004

Current liabilities:

Accounts payable, trade	$114,456	$28,136
Accrued expenses & other	71,145	2,691
Advances from stockholders	48,174	214,134
Note payable	143,296	-

Total current liabilities	377,071	244,961

Commitments and Contingencies	-	-

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

Stock based incentive program

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

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