Form 10QSB/A
period 2006-03-31
UNIVERSAL FOG INC
filed 2006-09-18
CIK 1309057

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/ A1

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

Universal Fog, Inc.

And Subsidiary

Consolidated Balance Sheet

(Unaudited)

March 31, 2006
Assets

Current Assets:

Cash and cash equivalents	$31,067
Accounts Receivable, net of allowance
for doubtful accounts of $32,572	43,970
Inventory	116,773

Total Current Assets	191,810

Property, Plant, and Equipment, net of
accumulated depreciation of
$113,385	444,933

Sundown Lighting Distributorship	50,000

Patent Rights, net of $2,706 of
accumulated amortization	47,512

Total Assets	$684,255

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts Payable-trade	$86,025
Accrued Expenses	63,392
Advances from Stockholders	39,466
Note Payable	141,365
Total Current Liabilities	330,248

Commitments and Contingencies	-

Stockholders’ Equity:

Convertible preferred stock, $.0001 par value,
10,000,000 shares authorized, 4,000,000
and 0 shares issued and outstanding	400
Common stock, $.0001 par value,
300,000,000 shares authorized,
38,652,300 shares
issued and outstanding	3,865

Additional Paid-in Capital	905,908
Accumulated Deficit	(556,166)

Total Stockholders’ Equity	354,007
Total Liabilities
and Stockholders’ Equity	$684,255

See Notes to Consolidated Financial Statements

Universal Fog, Inc.

and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	3 Mos. Ended March 31, 2006	3 Mos. Ended March 31, 2005

Sales, net of returns	$139,289	$102,264

Cost of Sales	83,701	30,769

Gross Profit	55,588	71,495

Operating Expenses:

General and administrative expenses	70,926	47,809

Advertising and marketing	4,223	860

Compensation Costs	58,509	36,097

Total Operating Expenses	133,658	84,766

Net Loss from Operations	(78,070)	(13,271)

Interest Expense	2,812	2,809

Net Loss before Income Taxes	(80,882)	(16,080)

Provision for Income Taxes	0	0

Net Loss	$(80,882)	$(16,080)

Loss Per Common Share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

See Notes to Consolidated Financial Statements

UNIVERSAL FOG, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	2006	2005

Cash flows from operating activities:

Net cash provided by (used in) operating activities	$(16,086)	$18,031

Cash flows from investing activities:

Net cash (used in) investing activities	-	(2,500)

Cash flows from financing activities:

Net cash provided by (used in)
financing activities	2,294	(3,788)

Net increase (decrease) in cash	(13,792)	11,743

Cash at beginning of period	44,859	4,363

Cash at end of period	$31,067	$16,106

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

On January 16, 2006, Brian Hahn, COO, presented a proposed employment contract for Board of Directors approval. The Board, by unanimous vote, declined to approve the contract and part of a cost containment process, terminated Mr. Hahn’s services to the Company. Mr. Hahn filed suit alleging a contractual violation and requesting cash damages of $63,453.36 and common stock in the amount of 3,458,295 shares. The Company intends to vigorously defend the suit. The plaintiff’s attorney as agreed to postponement of the Company’s answer while good faith settlement discussions are ongoing. Management believes that a settlement will be reached that will not have a material affect on the financial statements. As of December 31, 2005, the Company accrued a loss contingency of $17,510 relating to this matter. As of September 14, 2006, there have been no further developments.

 7. SUNDOWN DISTRIBUTORSHIP

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

The agreement does not have a set termination date, but is terminable at the will of the manufacturer, with 30 days written notice. Universal Fog has developed a line of high pressure misting nozzles which will be used in certain of the Sundown Designs outdoor lighting products. These products, as well as the entire Sundown line, will be sold in the local area by Universal Fog as part of its agreement with Sedona Holdings. In addition, Universal Fog will furnish misting nozzles to Sundown Design for their line of products which they sell in other areas. Universal Fog has sold and installed one custom designed lighting project in the Phoenix area and has inquiries and other potential sales for the near future. (Note 8)

 8. SUBSEQUENT EVENT — CHANGE IN ACCOUNTING PRINCIPLE

In August of 2006, the Company re-evaluated its accounting for the Sundown Distributorship (Note 7) and charged the entire cost of the distributorship, an amount previously accounted for as an asset, to expense in the December 31, 2005 financial statements. The Company re-evaluated the future economic benefits to be derived from this distributorship and determined that no or minor economic benefit had been realized through the first eight months of 2006 and since the signing of the agreement, which indicated that any future economic benefit was indeterminable. The effect of this change reduced previously reported net income by $50,000 and reduced total assets by the same amount, but did not affect reported income per share. There was no indirect effect by this action and there was no effect to any previously reported amounts.

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

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission (the "SEC"), encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Company's consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Use of Estimates - Management's discussion and analysis or plan of operation is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), "Share-Based Payment," under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. During the year ended December 31, 2005, we paid certain invoices, bonused employees, and paid directors by issuing shares of our common stock. These shares were issued at the fair value of the shares at the date of issuance.

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

On January 16, 2005, Brian Hahn, COO, presented a proposed employment contract for Board of Directors approval. The Board, by unanimous vote, declined to approve the contract and part of a cost containment process, terminated Mr. Hahn’s services to the Company. Mr. Hahn filed suit alleging a contractual violation and requesting cash damages of $63,453.36 and common stock in the amount of 3,458,295 shares. The Company intends to vigorously defend the suit. The plaintiff’s attorney as agreed to postponement of the Company’s answer while good faith settlement discussions are ongoing. Management believes that a settlement will be reached that will not have a material affect on the financial statements. As of December 31, 2005, the Company has accrued a loss contingency of $17,510 relating to this matter. As of September 14, 2006, there have been no further developments.

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

Universal Fog, Inc.
Registrant

Date: September 14, 2006	By: /s/ Tom Bontems
Tom Bontems
President