Form 10QSB/A
period 2006-06-30
UNIVERSAL FOG INC
filed 2006-09-18
CIK 1309057

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

Universal Fog, Inc.

And Subsidiary

Consolidated Balance Sheet

(Unaudited)

June 30, 2006
Assets

Current Assets:

Cash and cash equivalents	$43,430
Accounts Receivable, net of allowance
for doubtful accounts of $32,572	141,198
Inventory	163,409

Total Current Assets	348,037

Property, Plant, and Equipment, net of
accumulated depreciation of
$114,110	444,294

Sundown Lighting Distributorship	50,000

Patent Rights, net of $3,444 of
accumulated amortization	46,774

Total Assets	$839,105

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts Payable-trade	$193,160
Accrued Expenses	90,164
Advances from Stockholders	24,185
Note Payable	141,870

Total Current Liabilities	449,379

Stockholders’ Equity:

Convertible preferred stock, $.0001 par value,
10,000,000 shares authorized, 4,000,000
shares issued and outstanding	400
Common stock, $.0001 par value,
300,000,000 shares authorized,
38,652,300 shares
issued and outstanding	3,865

Additional Paid-in Capital	905,908
Accumulated Deficit	(520,447)

Total Stockholders’ Equity	389,726
Total Liabilities
and Stockholders’ Equity	$839,105

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

On January 16, 2006, Brian Hahn, COO, presented a proposed employment contract for Board of Directors approval. The Board, by unanimous vote, declined to approve the contract and part of a cost containment process, terminated Mr. Hahn's services to the Company. Mr. Hahn filed suit alleging a contractual violation and requesting cash damages of $63,453.36 and common stock in the amount of 3,458,295 shares. The Company intends to vigorously defend the suit. The plaintiff's attorney as agreed to postponement of the Company's answer while good faith settlement discussions are ongoing. Management believes that a settlement will be reached that will not have a material affect on the financial statements. As of June 30, 2006, the Company has accrued a loss contingency of $17,510 relating to this matter. As of September 14, 2006, there have been no further developments.

7.	SUNDOWN DISTRIBUTORSHIP

On August 9, 2005, the Company entered into an agreement with Sedona Holdings, Corp and Sundown Designs, Inc., to be the exclusive wholesale distributor for in the cities of Scottsdale and Phoenix, Arizona. The Company issued 200,000 shares valued a $0.25 per share as consideration for this agreement. The distributorship was valued at $50,000 since shares were being sold in a private placement for $0.25 per share and this was the fair value of the Company's common stock on the date of the transaction.

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

Universal Fog, Inc.
Registrant

Date: September 15, 2006	By: /s/ Tom Bontems
Tom Bontems
President