Form 10QSB/A
period 2006-03-31
UNIVERSAL FOG INC
filed 2006-10-16
CIK 1309057

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A2

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

On January 16, 2006, Brian Hahn, COO, presented a proposed employment contract for Board of Directors approval. The Board, by unanimous vote, declined to approve the contract and part of a cost containment process, terminated Mr. Hahn’s services to the Company. Mr. Hahn filed suit alleging a contractual violation and requesting cash damages of $63,453.36 and common stock in the amount of 3,458,295 shares. The Company intends to vigorously defend the suit. The plaintiff’s attorney as agreed to postponement of the Company’s answer while good faith settlement discussions are ongoing. Management believes that a settlement will be reached that will not have a material affect on the financial statements. As of December 31, 2005, the Company accrued a loss contingency of $17,510 relating to this matter. As of October 16, 2006, there have been no further developments.

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

The agreement does not have a set termination date, but is terminable at the will of the manufacturer, with 30 days written notice. Universal Fog has developed a line of high pressure misting nozzles which will be used in certain of the Sundown Designs outdoor lighting products. These products, as well as the entire Sundown line, will be sold in the local area by Universal Fog as part of its agreement with Sedona Holdings. In addition, Universal Fog will furnish misting nozzles to Sundown Design for their line of products which they sell in other areas. Universal Fog has sold and installed one custom designed lighting project in the Phoenix area and has inquiries and other potential sales for the near future. (Note 8)

 8.     SUBSEQUENT EVENT — SUNDOWN DISTRIBUTORSHIPAND RESTATEMENT

In August of 2006, the Company re-evaluated its accounting for the Sundown Distributorship (Note 7) and charged the entire cost of the distributorship, an amount previously accounted for as an asset, to expense in the December 31, 2005 financial statements. The Company re-evaluated the future economic benefits to be derived from this distributorship and determined that no or minor economic benefit had been realized through the first nine months of 2006 and since the signing of the agreement, which indicated that any future economic benefit was indeterminable.  In accordance with SFAS 154 “Accounting Changes and Error Corrections,” the Company adjusted its accounting for the Sundown Distributorship to correct an error in its initial recording of the cost of this distributorship. The effect of this change reduced previously reported stockholders’ equity by $50,000 and reduced total assets by the same amount, but did not affect reported income per share. There was no indirect effect by this action and there was no effect to any previously reported amounts.

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

On January 16, 2005, Brian Hahn, COO, presented a proposed employment contract for Board of Directors approval. The Board, by unanimous vote, declined to approve the contract and part of a cost containment process, terminated Mr. Hahn’s services to the Company. Mr. Hahn filed suit alleging a contractual violation and requesting cash damages of $63,453.36 and common stock in the amount of 3,458,295 shares. The Company intends to vigorously defend the suit. The plaintiff’s attorney as agreed to postponement of the Company’s answer while good faith settlement discussions are ongoing. Management believes that a settlement will be reached that will not have a material affect on the financial statements. As of December 31, 2005, the Company has accrued a loss contingency of $17,510 relating to this matter. As of October 16, 2006, there have been no further developments.

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

Universal Fog, Inc.
              Registrant

 Date: October 16, 2006       By: /s/ Tom Bontems
                                  Tom Bontems
       President