Form 10QSB/A
period 2006-06-30
UNIVERSAL FOG INC
filed 2006-10-16
CIK 1309057

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

Universal Fog has developed a line of high pressure misting nozzles which will be used in certain of the Sundown Designs outdoor lighting products. These products, as well as the entire Sundown line, will be sold in the local area by Universal Fog as part of its agreement with Sedona Holdings. In addition, Universal Fog will furnish misting nozzles to Sundown Design for their line of products which they sell in other areas. Universal Fog has sold and installed one custom designed lighting project in the Phoenix area and has inquiries and other potential sales for the near future. (Note 8)

8.  SUBSEQUENT EVENT—SUNDOWN DISTRIBUTORSHIP AND RESTATEMENT

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

The Company has suffered an operating loss for the six-month period ending June 30, 2006 of $45,059. This loss was primarily the result of the higher expenses which include attorney’s fees and audit and accounting fees. If the Company does not raise adequate funds from the SB-2 registration statement, we will curtail our expansion plans and, if necessary, will seek a line of credit which will allow the Company to continue as a going concern since our core business was not affected.

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