Form 10KSB/A
period 2005-12-31
UNIVERSAL FOG INC
filed 2006-10-17
CIK 1309057

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________

FORM 10-KSB/A4
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

ITEM 13 - EXHIBITS

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

Universal Fog, Inc.

By:	/s/ Tom Bontems
Tom Bontems
Chief Executive Officer Chief Financial Officer

Dated:	October 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Tom Bontems Tom Bontems	Chief Executive Officer Chief Financial Officer	October 16, 2006

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

 8.  SUBSEQUENT EVENT—SUNDOWN DISTRIBUTORSHIP AND RESTATEMENT

In August of 2006, the Company re-evaluated its accounting for the Sundown Distributorship (Note 5) and charged the entire cost of the distributorship, an amount previously accounted for as an asset, to expense in the December 31, 2005 financial statements. The Company re-evaluated the future economic benefits to be derived from this distributorship and determined that no, or minor economic benefit, had been realized through the first eight months of 2006 and since the signing of the agreement, which indicated that any future economic benefit was indeterminable. In accordance with SFAS 154 “Accounting Changes and Error Corrections,” the Company adjusted its accounting for the Sundown Distributorship to correct an error in its initial recording of the cost of this distributorship. The effect of this change increased previously reported net income (loss) by $50,000 and reduced total assets and stockholders’ equity by the same amount, but did not affect reported net income (loss) per share. There was no indirect effect by this action and there was no effect to any previously reported amounts.