Form 10QSB
period 2006-09-30
UNIVERSAL FOG INC
filed 2006-11-13
CIK 1309057

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 10, 2006: 38,652,300 shares of common stock.

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

Signatures and Required Certifications

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

UNIVERSAL FOG, INC.

FINANCIAL STATEMENTS

As of September 30, 2006

UNIVERSAL FOG, INC.
Financial Statements
Table of Contents

FINANCIAL STATEMENTS

Universal Fog, Inc.

and Subsidiary

Consolidated Balance Sheet
(Unaudited)

September 30, 2006
Assets

Current Assets:

Cash and cash equivalents	$25,752
Accounts Receivable, net of allowance
for doubtful accounts of $32,572	88,943
Inventory	172,688

Total Current Assets	287,382

Property, Plant, and Equipment, net of
accumulated depreciation of
$118,970	439,434
Patent Rights, net of $4,182 of
accumulated amortization	46,036

Total Assets	$772,852

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts Payable-trade	$160,114
Accrued Expenses	83,723
Advances from Stockholders	10,145
Note Payable	140,694

Total Current Liabilities	394,676

Stockholders’ Equity:

Convertible preferred stock, $.0001 par value,
10,000,000 shares authorized, 4,000,000
shares issued and outstanding	400
Common stock, $.0001 par value,
300,000,000 shares authorized,
38,652,300 shares
issued and outstanding	3,865

Additional Paid-in Capital	905,908
Accumulated Deficit	(531,998)

Total Stockholders’ Equity	378,175
Total Liabilities
and Stockholders’ Equity	$772,852
See Notes to Consolidated Financial Statements

Universal Fog, Inc.

and Subsidiary

Consolidated Statements of Operations
(Unaudited)

	3 Mos. Ended September 30, 2006	3 Mos. Ended September 30, 2005	9 mos. Ended September 30, 2006	9 mos. Ended September 30, 2005

Sales, net of returns	$261,039	$317,504	$744,248	$632,343

Cost of Sales	126,089	98,282	364,589	202,178

Gross Profit	134,950	219,222	379,659	430,165

Operating Expenses:

General and administrative expenses	85,427	116,729	244,512	263,056

Advertising & Marketing	2,718	40,544	8,947	43,501

Compensation Costs	53,610	171,006	169,485	272,948

Total Operating Expenses	141,755	328,279	422,944	579,505

Net Income (Loss) from operations	$(7,192)	$(109,057)	$(43,285)	$(149,340)

Interest Expense	3,405	9,518	13,329	14,349

Net Income (Loss) before income taxes	(10,597)	(118,575)	(56,614)	(163,689)

Provision for Income Taxes	0	0	0	0

Net Income (Loss)	$(10,597)	$(118,575)	$(56,614)	$(163,689)

Weighted Average Shares Outstanding	38,652,300	37,736,433	38,652,300	35,924,124

Earnings (Loss) Per Common Share:
Basic	$0.00	$0.00	$0.00	$0.00

See Notes to Consolidated Financial Statements

UNIVERSAL FOG, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005

	2006	2005

Cash flows from operating activities:

Net cash provided by (used in) operating activities	$18,922	$(138,523)

Cash flows from investing activities:

Net cash provided by (used in)
investing activities	0	(49,635)

Cash flows from financing activities:

Net cash provided by (used in)
financing activities	(38,029)	310,536

Net increase (decrease) in cash	(19,107)	122,378

Cash at beginning of period	44,859	4,363

Cash at end of period	$25,752	$126,741

 See Notes to Consolidated Financial Statements

UNIVERSAL FOG, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Supplemental Cash Flows Disclosures

	2006	2005

Interest paid	$13,329	$14,349

Income taxes paid	$--	$--

Non-Cash Investing and Financing Activities

	2006	2005

Contribution of property and equipment,
net of related note payable, as
additional paid in capital	$--	$250,562

Common stock issued for services	$--	$91,910
Common stock issued for distributorship	$--	50,000
Preferred stock issued for patent rights	$--	$50,218

Common stock issued in repayment
of advances from stockholder	$--	$129,424

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

The patents rights are being amortized using the straight-line method over their remaining estimated lives of approximately six and sixteen years. For the nine months ended September 30, 2006 amortization expense related to these patent rights totaled $2,214. For each of the next five years, management estimates amortization of these patent rights to approximate $3,000.

Income/loss per share

Basic income/loss per share amounts are computed by dividing the net income or loss by the weighted average number of common stock shares outstanding. Diluted income/loss per share amounts reflect the maximum dilution that would have resulted from the issuance of common stock through potentially dilutive securities. Other than the convertible preferred stock (Note 2), the Company does not have any convertible securities, outstanding options or warrants that could potentially dilute the earnings of its common stockholders. Diluted loss per share amounts are computed by dividing the net income/loss (the preferred shares do not contain dividend rights) by the weighted average number of common stock shares outstanding plus the assumed issuance of the convertible preferred stock. For the three and nine months ended September 30, 2006 and 2005, basic income/loss per share amounts are based on 38,652,300, and 38,652,300, 37,736,433 and 35,924,124 weighted-average number of common stock shares outstanding, respectively. For the three and nine months ended September 30, 2006, no effect has been given to the assumed conversion of the convertible preferred stock shares as the effect would be antidilutive.

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

Stock options, warrants and other rights

As of September 30, 2006, the Company had not adopted any employee stock option plans and no other stock options, warrants or other stock rights have been granted or issued.

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

The mortgage payable was assumed by UFI on January 3, 2005 when the land, office and manufacturing facilities were contributed to UFI as additional paid in capital by our majority stockholder. On March 29, 2006, the Company received approval of a refinancing of this mortgage. The new mortgage had a beginning principal balance of $142,279.34 and bears interest at 8.34% with a balloon payment of $114,323.07 which will be due on May 30, 2011, and has a term of five years and principal and interest will be payable monthly based on a fifteen year amortization. The mortgage is guaranteed by Tom and Steffani Bontems. The Company and the guarantors are required to submit annual tax returns, the Company’s annual audited financial statements, quarterly Company prepared financials and personal financial statements of the guarantors. No financial covenants were required by the Lender.

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

At January 1, 2006, the Company owed its majority stockholder $48,174 from advances, net of repayments, made in prior years. During the nine months ended September 30, 2006 no additional advances were made and $38,029 of advances were repaid. The advances are unsecured, non-interest bearing and due upon demand as funds are available.

Also, at January 1, 2003, the Company owed another stockholder $153,064 from advances, net of repayments, made in prior years. During the years ended December 31, 2004 and 2003, and the five months ended May 30, 2005 the Company repaid $9,921, $9,437 and 4,282 respectively, of these advances. The advances were unsecured and payable with interest at 5.0% in monthly payments of $1,406 through March 2015. On May 30, 2005, the outstanding advances totaling $129,424 plus expenses of $5,576 were repaid through the issuance of 540,000 common stock shares.

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

On January 16, 2006, Brian Hahn, COO, presented a proposed employment contract for Board of Directors approval. The Board, by unanimous vote, declined to approve the contract and part of a cost containment process, terminated Mr. Hahn's services to the Company. Mr. Hahn filed suit alleging a contractual violation and requesting cash damages of $63,453.36 and common stock in the amount of 3,458,295 shares. The Company intends to vigorously defend the suit. The plaintiff's attorney as agreed to postponement of the Company's answer while good faith settlement discussions are ongoing. Management believes that a settlement will be reached that will not have a material affect on the financial statements. As of September 30, 2006, the Company has accrued a loss contingency of $17,510 relating to this matter. As of November 10, 2006, there have been no further developments.

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

Universal Fog has developed a line of high pressure misting nozzles which will be used in certain of the Sundown Designs outdoor lighting products. These products, as well as the entire Sundown line, will be sold in the local area by Universal Fog as part of its agreement with Sedona Holdings. In addition, Universal Fog will furnish misting nozzles to Sundown Design for their line of products which they sell in other areas. Universal Fog has sold and installed one custom designed lighting project in the Phoenix area and has inquiries and other potential sales for the near future. (Note 8)

8.   SUNDOWN DISTRIBUTORSHIP AND RESTATEMENT

In August of 2006, the Company re-evaluated its accounting for the Sundown Distributorship (Note 7) and charged the entire cost of the distributorship, an amount previously accounted for as an asset, to expense in the December 31, 2005 financial statements. The Company re-evaluated the future economic benefits to be derived from this distributorship and determined that no or minor economic benefit had been realized through the first nine months of 2006 and since the signing of the agreement, which indicated that any future economic benefit was indeterminable. In accordance with SFAS 154 “Accounting Changes and Error Corrections,” the Company adjusted its accounting for the Sundown Distributorship to correct an error in its initial recording of the cost of this distributorship. The effect of this change reduced previously reported stockholders’ equity by $50,000 and reduced total assets by the same amount, but did not affect reported net income (loss) per share. There was no indirect effect by this action and there was no effect to any previously reported amounts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information set forth below should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I- Item I of this Quarterly Report and the Company’s Annual Report on Form 10-KSBfor the fiscal year ended December 31, 2005, which contains the audited consolidated financial statements and notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the December 31, 2005 Annual Report.

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

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. During the 9 months ended September 30, 2006, we have not issued shares for services.

For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the Statement of Operations.

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 2006 and 2005

Revenues. The Company’s revenues are derived from the assembly of components used in misting systems and installations of these systems in commercial and residential applications and through the sales to distributors in various states and foreign countries.

Revenues for the three-month period ended September 30, 2006 were $261,039 compared to $317,504 for the three-month period ended September 30, 2005. During the third quarter of 2005 the Houston, Texas distributor made substantial purchases to set up his inventory. These purchases were not repeated in the third quarter of 2006 and led to a decrease in quarterly sales.

Cost of Sales. The Company’s cost of sales consists of materials used in misting systems and labor for the assembly of components and in the local area; labor for installation.

Cost of sales for the three-month period ended September 30, 2006 were $126,089, compared to $98,282 for the three-month period ended September 30, 2005. The increase is due to additional direct labor in the third quarter. The Company refined its method of identifying which costs are more directly related to manufacturing, therefore the gross profit percentages have decreased during this quarter as compared to the same quarter in 2005.

Operating Expenses. Operating expenses for the three-month period ended September 30, 2006 were $141,755 compared to $328,279 for the three-month period ended September 30, 2005. The decrease is due to cost cutting efforts by management and the initial expenses of becoming a reporting company and filing a registration statement were paid in 2005. Selling and marketing expenses decreased to $2,718 during these three months in 2006 as compared to $40,544 for the same three months in 2005 due to marketing costs allocated to the new distributor being paid in 2005. General and Administrative expenses decreased from $116,729 in the three-month period ended September 30, 2005 to $85,427 in the same period in 2006. This decrease was due to cost cutting efforts by management. Compensation expense decreased for the three-month period ended September 30, 2006 to $53,610 from $171,006 in the period ended September 30, 2005 due to the elimination of the Chief Operating Officer position and the President has not taken his salary.

 Depreciation and Amortization. Depreciation and amortization are included in General and Administrative expenses. For the three-month period ended September 30, 2006, these costs were $5,598, compared to $5,512 for the three-month period ended September 30, 2005.

Comparison of the Nine-Month Periods Ended September 30, 2006 and 2005

Revenues. Revenues for the nine-month period ended September 30, 2006 were $744,248 compared to $632,343 for the same period ended September 30, 2005. The increase in revenues in 2006 was due to the addition of a 50 inch fan to our product line, and overseas purchases.

Cost of Sales. Cost of sales for the nine-month period ended September 30, 2006 were $364,589, compared to $202,178 for the nine-month period ended September 30, 2005. This increase is the result of higher revenues and increased direct labor costs compared to the corresponding nine-month period in 2005. During the nine-months ended September 30, 2006, the Company refined its method of identifying which costs are more directly related to manufacturing, therefore the gross profit percentage during the nine-month period ending September 30, 2006 decreased from the gross profit percentage in the corresponding period of 2005.

Operating Expenses. Operating expenses for the nine-month period ended September 30, 2006 were $422,944, compared to $579,505 for the nine-month period ended September 30, 2005 due to cost cutting efforts by management. Selling and marketing expenses decreased to $8,947 during these nine months in 2006 from $43,501 for the same nine months in 2005 due to promotional costs allocated to the new distributor in 2005. Compensation decreased from $272,948 in the nine-month period of 2005 to $169,485 in the same nine-month period in 2006 due to the elimination of the chief operating officer position and the President foregoing his salary. General and Administrative expenses decreased from $263,056 in the nine-month period ended September 30, 2005 to $244,512 in the same period of 2006. This decrease was due to non-recurring costs associated with becoming a reporting company which were paid in 2005.

Depreciation and Amortization. Depreciation and amortization are included in General and Administrative expenses. For the nine-month period ended September 30, 2005, these costs were $13,142, compared to $12,658 for the nine-month period ended September 30, 2006.

Liquidity and Capital Resources

We funded our cash requirements for the nine-month period ended September 30, 2005 through operations. During the nine months ended September 30, 2006 our cash flow from operations was $18,922 as compared to a negative $138,523 in the corresponding period in 2005. The Company does not have any material commitments for capital expenditures as of the date of this report. Management believes sufficient cash flow from operations and the sale of additional common stock will be available during the next twelve months to satisfy its short-term obligations. Management is continuing to seek additional equity capital to fund its various activities and as part of a capital procurement plan, filed a form SB2 registration statement with the SEC on October 5, 2005 to sell 4,000,000 shares of its stock to the public. The filing was declared effective on November 6, 2006 and will expire on June 30, 2007. Management has also eliminated or reduced unnecessary costs

Cash decreased by $19,107 during the nine-month period ended September 30, 2006. Over the same period in 2005, cash increased by $122,378. During the nine-month period ended September 30, 2006, our operating expenses were decreased due to cost cutting efforts by management and the elimination of the Chief Operating Officer position.

We are currently incurring cash expenses in the amount of approximately $47,000 per month for all operations, of which fixed costs account for approximately $24,000. We anticipate cash expenditures of approximately $140,000 for the quarter ended December 31, 2006. We believe our current liquidity and capital resources, together with the proceeds received in the SB-2 registration statement are sufficient to support our ongoing business operations.

UFI has suffered an operating loss for the nine-month period ending September 30, 2006 of $56,614 compared to $163,689 in the nine-month period ended September 30, 2005. This loss was primarily the result of the expenses of the current SB-2 registration statement. If UFI does not raise adequate funds from this offering we will curtail our expansion plans and, if necessary, will seek a line of credit secured by the building which will allow UFI to continue as a going concern as our core business should not be affected.

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

Also, at January 1, 2003, the Company owed another stockholder $153,064 from advances, net of repayments, made in prior years. During the five months ended September 30, 2005 and each of the years ended December 31, 2004 and 2003, the Company repaid $4,282, $9,921 and $9,437, respectively, of these advances. The advances were unsecured and payable with interest at 5.0% in monthly payments of $1,406 through March 2015. On May 30, 2005, the outstanding advances totaling $129,424 plus expenses of $5,576 were repaid through the issuance of 540,000 common stock shares.

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

The Company’s audit for the year ended December 31, 2005 did not identify any significant deficiencies or material weakness.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is currently not a party to any pending legal proceedings other than as described below, and no such action by, or to the best of its knowledge, against the Company has been threatened.

On January 16, 2006, Brian Hahn, COO, presented a proposed employment contract for Board of Directors approval. The Board, by unanimous vote, declined to approve the contract and part of a cost containment process, terminated Mr. Hahn's services to the Company. Mr. Hahn filed suit alleging a contractual violation and requesting cash damages of $63,453.36 and common stock in the amount of 3,458,295 shares. The Company intends to vigorously defend the suit. The plaintiff's attorney as agreed to postponement of the Company's answer while good faith settlement discussions are ongoing. Management believes that a settlement will be reached that will not have a material affect on the financial statements. As of September 30, 2006, the Company has accrued a loss contingency of $17,510 relating to this matter. As of November 10, 2006, there have been no further developments.

Item 2. Changes in Securities.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.  Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

 (a) Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

        (b) Reports of Form 8-K

October 17, 2006 Restatement of Previous Financials
October 18, 2006 Amended Restatement of Previous Financials

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Universal Fog, Inc.
Registrant

Date: November 10, 2006	By: /s/ Tom Bontems
Tom Bontems
President