Form 10KSB
period 2006-12-31
UNIVERSAL FOG INC
filed 2007-04-20
CIK 1309057

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________

FORM 10-KSB
 ___________________________

Annual Report Under Section 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended
December 31, 2006

Commission File #000-51060

UNIVERSAL FOG, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

86-0827216
(IRS Employer Identification Number)

1808 South 1st Avenue
Phoenix, AZ 85003
(Address of principal executive offices)(Zip Code)

602/254-9114
(Registrant’s telephone no., including area code

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class Name of each exchange on which registered

Common Stock	OTCBB
Preferred Stock	None

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
Yes  ☐ No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2006: $842,139

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 20, 2007, was: $1,866,150

Number of shares of the registrant’s common stock outstanding as of March 20, 2007 is: 38,692,300

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

Competitive Landscape

Universal Fog competes against several competitors both locally and nationally. Some are OEM’s while others are distributors. As is the case with many home improvement industries such as roofing, landscaping or HVAC, a consumer which is in the market for a misting system will obtain several quotations from 3 or 4 local misting companies prior to choosing a supplier. This business to consumer market is very price sensitive. The business to business market is less price sensitive. In this market, Universal Fog competes more on product offerings, quality, brand recognition, and reputation in the industry. Universal Fog has positioned itself as a higher cost, higher benefit competitor.

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

RISK FACTORS RELATED TO OUR BUSINESS

Our Future Success Is Dependent, In Part, On the Performance and Continued Service of Our Managers and Officers.

We are presently dependent to a great extent upon the experience, abilities and continued services of our managers and officers. The loss of services of any of the management staff could have a material adverse effect on our business, financial condition or results of operation. Our ability to grow the business is dependent on the managers and other key staff. We currently do not carry key man insurance on any of our officers or directors. Specifically, the loss of our misting expert, Tom Bontems, would substantially reduce our ability to create new products and consequently could inhibit our growth potential.

We Have a History of Operating Losses.

Universal Fog, Inc. has a history of operating losses and there can be no assurance that this trend will be reversed. Should this trend not be reversed, it will materially adversely affect investors by not allowing the company to declare and pay dividends and may ultimately cause the Company to go out of business.

Our Stock Trades on the OTCBB and is Illiquid.

We have our stock listed on a national exchange, but there can be no assurance that an active market will ever develop in our stock. The limited market liquidity for our stock may affect your ability to sell at a price that is satisfactory to you.

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

Governmental Regulation / Environmental Impacts

Although there exists no formal regulations for Universal Fog products or services that we are aware of we seek UL and /or TUV recognition on some of our products under a voluntary basis. To our knowledge there are no proposed or contemplated governmental regulations pending that would affect us directly or indirectly. The effects of existing environmental regulations pose negligible costs of compliance to our business.

R&D Activities

We estimate that R&D activities have cost the company $3,767 during the past year. Such R&D costs primarily arose from labor with little costs in materials.

Foreign Sales

Sales outside of the United States accounted for 12% of sales in 2005, and have accounted for 22% of sales in 2006. Nearly all of these sales were executed through independent distributors and sales representatives in foreign countries.

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

NUMBER OF EMPLOYEES.

As of December 31, 2006, we have 12 full-time employees including Tom Bontems, and no part-time employees. We have had a very good relationship with our employees, some of whom have been employed since inception.

ITEM 2. DESCRIPTION OF PROPERTY.

Offices

Our principal executive offices are located at 1808 South 1st Avenue, Phoenix, Arizona 85003. Our telephone numbers are (602) 254-9114 and (800) 432-6478.

On January 3, 2005, our majority stockholder, Tom Bontems, contributed as additional paid in capital the land, office and manufacturing facilities located at 1808 South First Avenue, Phoenix, Arizona to UFI. Because this transaction is one between entities under common control, these facilities were recorded into our books and records at Mr. Bontems’ historical cost, less previously recorded depreciation and amortization, of $401,117. These facilities are security for a note payable. The note payable bears interest at 8.4% per annum, contains no restrictions or debt covenants, and provides for monthly principal and interest payments of $1,443 through May 30, 2011, at which time the remaining principal and all accrued interest shall be due and payable. The property was transferred to UFI subject to the existing first mortgage and only that portion of the cost in excess of the mortgage was considered as additional paid in capital. Mr. Bontem’s basis was determined by the original price paid for the facilities and receipts and invoices for repairs and remodeling completed to make the property serviceable, less depreciation and amortization of $38,866 previously recorded by Mr. Bontems. The building contains 6700 square feet divided into 2100 square feet of office space and 4600 square feet of assembly and warehouse space. The building is constructed of concrete block for the exterior and warehouse space and standard office construction in the office area, with carpet and tile floors and suspended acoustic ceiling. The office facilities are heated and air conditioned.

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

On January 16, 2005, Brian Hahn, COO, presented a proposed employment contract for Board of Directors approval. The Board, by unanimous vote, declined to approve the contract and part of a cost containment process, terminated Mr. Hahn’s services to the Company. Mr. Hahn filed suit in the Superior Court, Maricopa County, (No. CV2006-002259) alleging a contractual violation and requesting cash damages of $63,453.36 and common stock in the amount of 3,458,295 shares. On March 22, 2007, UFI reached a settlement agreement with Brian Hahn. The settlement agreement provides that Mr. Hahn receive 1,900,000 restricted shares of UFI’s common shares and be awarded warrants to purchase an addition 2,000,000 restricted common shares at $0.125 per share. The cost of the 1,900,000 shares has been reflected in the Company’s consolidated statement of operations for the year ended December 31, 2006 by an addition to the accrued loss contingency of $82,398. The shares were valued at $95,000 which is the fair value of the shares reflected by the closing bid price on the Over the Counter Bulletin Board on March 22, 2007.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Subsequent to the date of these financial statements, our common stock began trading on the Over the Counter Bulletin Board under the symbol UFOG.OB. Trading has been sporadic and has ranged from a high of $0.50 per share to a low of $0.06 per share.

As of the date of this filing, there have been no options to purchase our common stock issued. There are also shares that are currently eligible for resale under Rule 144 of the Securities Act. There are an aggregate of 38,692,300 shares of our common stock that are issued and outstanding of which 15,557,800 were registered in the recently completed SB-2 registration statement. As of December 31, 2006, there are a total of 69 holders of our common stock and one holder of our preferred stock.

DESCRIPTION OF OUR CAPITAL STOCK

Common Stock

We are authorized to issue 300,000,000 shares of common stock, $.0001 par value per share. As of the date of this filing, 38,692,300 common shares were issued and outstanding. Each outstanding share of Common Stock is entitled to one vote, either in person or by proxy, on all matters that may be voted on by the owners thereof at meetings of Universal Fog shareholders. The holders of common shares do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding common shares can elect all of the directors.

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

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. During the year ended December 31, 2006, we did not make any payments by issuing shares of our common stock. If we had made any share- based payments, these shares would have been issued at the fair value of the shares at the date of issuance.

For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the Statement of Operations.

Comparison of the Years Ended December 31, 2006 and 2005

Revenues. Revenues for the year ended December 31, 2006 were $842,139 compared to $747,064 for the year ended December 31, 2005. The increase in revenues in 2006 was due to increased awareness of our products in the Phoenix area due to the addition of an outside sales person, the addition of a 50 inch fan to our product line, and purchases by a new distributor located in Houston, Texas.

Cost of Sales. Cost of sales for the year ended December 31, 2006 were $417,583, compared to $334,399 for the year ended December 31, 2005. This increase is the result of higher revenues compared to 2005.

Operating Expenses. Operating expenses for the year ended December 31, 2006 were $495,180 compared to $776,249 for the year ended December 31, 2005. Selling and marketing expenses decreased to $12,148 during 2006 from $51,932 for 2005 due to promotional costs allocated to the new distributor that were not needed in 2006. Compensation decreased from $302,253 in 2005 to $171,513 in 2006 due to cost reduction initiatives undertaken by the Company. General and Administrative expenses decreased from $422,064 in the year ended December 31, 2005 to $311,519 in 2006. This decrease was due to costs associated with becoming a reporting company which include additional professional services such as legal, accounting and auditing which were spent during 2005 but were not needed in 2006. The primary components were legal fees representing the purchase of Edmonds 6, Inc. and the audit for the years ended December 31, 2004 and 2003, respectively and the 5 months ended May 31, 2005 and accounting, review, and legal services for quarterly filings and the SB-2 filings. Additional cost during 2005 included the purchase of the Sundown Distributorship for common stock.

Depreciation and Amortization. Depreciation and amortization are included in General and Administrative expenses. For the year ended December 31, 2006, these costs were $21,666, compared to $18,041 for the year ended December 31, 2005.

Liquidity and Capital Resources. We funded our cash requirements for the year ended December 31, 2006 through operations and $40,972 from the sale of treasury stock, $10,000 from the sale of common stock and the sale of one surplus truck for 13,000. The Company does not have any material commitments for capital expenditures as of the date of this report. Management believes sufficient cash flow from operations and the sale of additional common stock will be available during the next twelve months to satisfy its short-term obligations.

Cash decreased by $35,103 during the year ended December 31, 2006. During 2005, cash increased by $40,496. During the year ended December 31, 2006, our operating expenses were increased due to expenses related to the SB-2 filing, primarily accounting and attorney fees which gave UFI negative cash flow from operations of $71,729 and cash flow from investing and financing of $36,626 giving UFI a net cash decrease of $35,103.

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

“Going Concern Opinion”. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain positive cash flows from operations and profits. Due to the costs of becoming a reporting company, our monthly costs were higher than anticipated. Since January 1, 2006, we have taken steps to lower our monthly operating costs and are currently incurring cash expenses in the amount of approximately $40,000 per month for all operations, of which fixed costs account for approximately $24,000. We anticipate cash expenditures of approximately $480,000 for the year ended December 31, 2007. Management is continuing to seek additional equity capital to fund its various activities and as part of a capital procurement plan, filed a form SB2 registration statement with the SEC on October 5, 2005 to sell 4,000,000 shares of its stock to the public. The filing is currently effective and will expire on June 30, 2006. Management has also eliminated or reduced unnecessary costs

These events raise doubt as to our ability to continue as a going concern. The report of our independent registered public accounting firm, which accompanied our financial statements for the year ended December 31, 2006, was qualified with respect to that risk. In order to continue as a going concern, we must raise additional funds as noted above and ultimately achieve profit from our operations.

ITEM 7. FINANCIAL STATEMENTS.

Our consolidated financial statements and the report of the independent registered public accounting firm appear beginning on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

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

MANAGEMENT

Directors and Executive Officers

The following table sets forth, as of December 31, 2006 the names and ages of all of our directors and executive officers and all positions and offices held. Each director will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position
Tom A. Bontems	47	President, CEO and CFO, Chairman of Board of Directors
Teri Foster	40	Director
Jack C. Robinson	64	Director
Hall E. Ewing	55	Director and Secretary

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

Employment Agreements/ Terms of Office

No members of the Board of Directors or members of the management team presently have employment agreements with us.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated.

Name and Principal Position	Year(s)	Annual Salary	Repayment of Advances, net

Tom Bontems, CEO and President	2006	$6,587	$23,191

Hall Ewing, Director and Secretary	2006	N/A	N/A

Compensation of Directors

The Company’s standard arrangement for compensation of directors for any services provided as Director, including services for committee participation or for special assignments is compensation in the form of restricted stock awards. Each non employee director was not compensated with shares of restricted common stock for services performed during 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of December 31, 2006, regarding the beneficial ownership of our common stock, Preferred Stock (i) by each person or group known by our management to own more than 5% of the outstanding shares of each such class, (ii) by each director, the chief executive officer and each of the other executive officers that were paid more than $100,000 during the last fiscal year, and (iii) by all directors and executive officers as a group. Unless otherwise noted, each person has sole voting and investment power over the shares indicated below, subject to applicable community property laws.

Except as otherwise stated, the mailing address for each person identified below is 1808 South 1st Ave., Phoenix, AZ 85003.

Name	Class	Shares Beneficially Owned	Percent of Class

Tom Bontems	Common	23,560,000	60.95%

Tom Bontems	Preferred	4,000,000	100.00%

Dennis McKee	Common	8,960,000	23.18%

KwikTax, Inc.	Common	1,200,000	3.10%

Alsan, LLC	Common	1,200,000	3.10%

Teri Foster	Common	50,000	*

Hall Ewing	Common	74,800	*

Jack Robinson	Common	10,000	*

* Less than 1%

(1) Percentage of beneficial ownership is based on 38,692,300 fully diluted shares of common stock outstanding as of December 31, 2006.
(2) Directors and Officers as a group hold 55.46% of the common stock outstanding as of December 31, 2006.

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

(1) filed herewith.

ITEM 14-AUDIT AND RELATED FEES

During the year ended December 31, 2006, the following audit and related fees were paid to Turner Stone & Company, LLP. There were no tax or other fees paid.

Audit Fees	$23,045
Audit Related Fees	$36,939

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Universal Fog, Inc.

By:	/s/ Tom Bontems
Tom Bontems
Chief Executive Officer Chief Financial Officer

Dated:	April 20, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tom Bontems	Chief Executive Officer	April 20, 2007
Tom Bontems	Chief Financial Officer

The following audited financial statements as of December 31, 2006 are set forth on the pages indicated below:

Page Number

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2 - F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6 - F-7

Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders Universal Fog, Inc.
and Subsidiary
Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of Universal Fog, Inc. and Subsidiary (the Company) as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Fog, Inc. and Subsidiary at December 31, 2006 and the consolidated results of their operations and cash flows for the above referenced periods in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recent operating losses, has an accumulated deficit at December 31, 2006 and has negative working capital, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Certified Public Accountants April 10, 2007
Turner, Stone & Company, L.L.P. Accountants and Consultants
12700 Park Central Drive, Suite 1400
Dallas, Texas  75251
Telephone: 972-239-1660 /Facsimile: 972-239-1665
Web site: turnerstone.com

UNIVERSAL FOG, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

Assets

Current assets:

Cash	$9,756
Accounts receivable, net of allowance
for doubtful accounts of $15,517	68,225
Inventory	158,830
Other assets	980

Total current assets	237,791

Property and equipment, net of accumulated
depreciation of $123,615	420,520

Patent rights, net of $2,952
accumulated amortization	45,298

$703,609

The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSAL FOG, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable, trade	$137,885
Accrued expenses and other	122,049
Current portion of long term note payable	5,184

Total current liabilities	265,118

Long Term Liabilities:

Advances from stockholders	24,983
Note payable, net of current portion	134,273

Total long term liabilities	159,256
Total Liabilities	424,374

Commitments and contingencies (Note 5)

Stockholders’ equity

Convertible preferred stock, $.0001
par value, 10,000,000 shares
authorized, 4,000,000
shares issued and outstanding	400
Common stock, $.0001 par value,
300,000,000 shares authorized,
38,692,300 shares issued and outstanding	3,869
Additional paid-in capital	915,904
Accumulated deficit	(640,938

Total stockholders’ equity	279,235

$703,609

The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSAL FOG, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Sales, net of returns	$842,139	$747,064

Cost of sales	417,583	334,399

Gross profit	424,556	412,665

Operating expenses:

Compensation expense	171,513	302,253
Advertising and marketing	12,148	51,932
General and administrative expense	311,519	422,064

Total operating expenses	495,180	776,249

Loss from operations	(70,624)	(363,584)

Interest expense	12,528	18,274

Settlement of lawsuit (Note 8)	82,398	-

Loss before provision for income taxes	(165,550)	(381,858

Provision for income taxes	-	-

Net Loss	$(165,550)	$(381,858

Net income (loss) per share:

Basic	$(0.00)	$(.01)

Weighted average common shares outstanding	38,652,300	36,531,329

The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSAL FOG, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Preferred Stock		Common Stock		Add’l Paid	Stock	Accumulated	Treasury
	Shares	Amount	Shares	Amount	In Capital	Subscribed	Deficit	Stock	Total
Balance December 31, 2004	-	-	100,000	1,000	-	-	(93,530)	-	(92,530)

Contribution of property/equipment,
net of related note payable,
as additional paid in capital	-	-	-	-	250,562	-	-	-	250,562

Common stock issued for services
and cancellation of original shares	-	-	(65,600)	(656)	34,056	-	-	-	33,400

Reverse merger with Edmonds 6, Inc.	-	-	34,365,600	3,096	(3,096)	-	-	-	-

Issuance of preferred stock
for patent rights	4,000,000	400	-	-	49,818	-	-	-	50,218

Issuance of common stock in
private placement for cash	-	-	998,800	100	249,600	-	-	-	249,700

Issuance of common stock for cash		-	2,000,000	200	99,800	(51,500)	-	-	48,500

Issuance of common stock in
repayment of advances from
stockholder	-	-	540,000	54	129,370	-	-	-	129,424

Issuance of common stock for
services	-	-	513,500	51	43,524	-	-	-	43,575

Issuance of common stock for
distributorship rights	-	-	200,000	20	49,980	-	-	-	50,000

Stock subscription collected	-	-	-	-	-	12,822	-	-	12,822

Repurchase of 300,000 shares
common stock	-	-	-	-	-	38,678	-	(38,678)	-

Net loss	-	-	-	-	-	-	(381,858)	-	(381,858)

Balance December 31, 2005	4,000,000	400	38,652,300	3,865	903,614	-	(475,388)	(38,678)	393,813

Issuance of treasury stock shares
for cash at $.1366 per share	-		-	-	2,294	-	-	38,678	40,972

Issuance of common stock shares
for cash at $.25 per share	-		40,000	4	9,996	-	-	-	10,000

Net loss	-	-	-	-	-	-	(165,550)	-	(165,550)

Balance December 31, 2006	4,000,000	$400	38,692,300	$3,869	$915,904	$-	$(640,938)	$-	$279,235

The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSAL FOG, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(165,550)	$(381,858)
Adjustments to reconcile net loss
to cash used in operating activities:
Depreciation and amortization	21,666	16,152
Provision for uncollectible accounts	17,055	9,724
Gain on sale of asset	(2,125)	-
Common stock issued for services	-	126,975
Loss contingency accrual	82,398	-
Changes in operating assets and liabilities:
Accounts receivable, trade	30,883	(23,764)
Inventory	(12,901)	(107,508)
Other assets	(980)	-
Accounts payable, trade	23,429	86,320
Accrued expenses	(31,494)	68,454

Net cash used in operating activities	(71,729)	(205,505)

Cash flows from investing activities:

Purchase of equipment	(316)	(22,225)
Repayment of employee advances	-	1,000
Sale of equipment	13,000	-
Net cash provided by (used in) investing activities	12,684	(21,225)

Cash flows from financing activities:

Proceeds from issuance of common stock	10,000	311,022
Proceeds from sale of treasury stock	40,972	-
Repayment of note payable	(3,839)	(7,260)
Advances from stockholders	22,086	3,746
Repayment of stockholder advances	(45,277)	(40,282)

Net cash provided by financing activities	23,942	267,226

Net decrease in cash	(35,103)	40,496

Cash at beginning of year	44,859	4,363

Cash at end of year	$9,756	$44,859
The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSAL FOG, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Supplemental Cash Flows Disclosures

	2006	2005

Interest paid	$12,528	$18,274

Income taxes paid	$-	$-

Non-Cash Investing and Financing Activities

	2006	2005
Contribution of property and equipment,
net of related note payable, as
additional paid in capital	$-	$250,562

Common stock issued for services	$-	$76,975

Preferred stock issued for patent rights	$-	$50,218

Common stock issued in repayment
of advances from stockholder	$-	$129,424

Common stock issued to purchase
distributorship rights	$-	$50,000

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

The accompanying consolidated financial statements include the general accounts of the Company, a Delaware corporation formerly Edmonds 6, Inc. (see above), and its wholly owned Arizona subsidiary, also named Universal Fog, Inc. All material intercompany transactions, accounts and balances have been eliminated in the consolidation.

For financial reporting purposes the reverse merger with Edmonds 6 (see above) has been treated as a recapitalization of UFI with Edmonds 6 being the legal survivor and UFI being the accounting survivor and the operating entity. That is, the historical financial statements prior to May 9, 2005 are those of UFI and its operations, even though they are labeled as those of the Company. Retained earnings of UFI related to its operations, is carried forward after the recapitalization. Operations prior to the recapitalization are those of the accounting survivor, UFI and its predecessor operations, which began July 11, 1996. Upon completion of the reverse merger, the financial statements became those of the operating company, with adjustments to reflect the changes in equity structure and receipt of the assets and liabilities of UFI.

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has suffered an operating loss and it has a net working capital deficit and it has substantially no cash. These conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern. Management is continuing to seek additional equity capital to fund its various activities and as part of a capital procurement plan, filed a Form SB2 registration statement with the SEC on October 5, 2005 to sell 4,000,000 shares of its stock to the public. The filing is currently effective and will expire on June 30, 2007. Management has also eliminated or reduced unnecessary costs. However, there is no assurance that steps taken by management will meet the Company’s needs or that it will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue recognition

The Company extends unsecured credit to its customers from the retail and wholesale sales of its products. All products are shipped F.O.B. the Company’s facilities. Typical credit policies may include a one-half of total cost deposit prior to shipping for domestic shipments and one hundred per cent payment prior to shipping for international shipments. Shipping and handling costs, which are separately billed to customers, are not material and are reflected in the accompanying consolidated financial statements along with revenues. The Company’s fog systems are custom designed and manufactured for each specific application on a project-by-project basis to the general public, construction contractors, agricultural and industrial users, and wholesale to approved distributors. Each system is either competitively bid or individually negotiated resulting in a fixed contractual sales price. Revenue is recognized after delivery and/or installation occurs and upon acceptance by the customer. In the rare instance where collection is not reasonably assured, revenue is not recognized until collection is reasonably assured.

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

Accounts receivable and doubtful accounts

The Company’s accounts receivable are unsecured and generally represent sales on a net 30-day basis to customers located throughout the United States. With the exception for amounts reserved for doubtful collectibility, management believes it is not exposed to any significant credit risks affecting accounts receivable and that these accounts are fairly stated at estimated net realizable amounts. At December 31, 2006, accounts receivable are reflected in the accompanying consolidated financial statements net of an allowance for doubtful accounts totaling $15,517. The allowance represents management’s estimate of those receivables that might not be collectible based on the Company’s historical collection experience.

 Inventory

Inventory consists primarily of raw materials used in the manufacture of misting products and finished goods held for resale. Inventory is stated at the lower of cost, determined using the first-in, first-out method, or net realizable value (market).

At December 31, 2006, inventories are comprised of the following components.

2006

Raw materials	$22,556
Work in progress	8,055
Finished goods	128,219

$158,830

Property and equipment

Property and equipment, including that contributed by the Company’s majority stockholder as additional capital (Notes 4 and 6), is stated at cost less accumulated depreciation. Depreciation of property and equipment is being provided by the straight-line method over estimated useful lives of three years for computer equipment, five and seven years for vehicles, furniture and fixtures, and shop equipment, ten years for parking lot improvements and forty years for building. During the year ended December 31, 2006, depreciation expense totaled $18,714. At December 31, 2006, property and equipment was comprised of the following.

2006

Land	$87,997
Building	313,120
Parking lot improvements	23,971
Machinery and equipment	67,946
Transportation equipment	32,091
Furniture and fixtures	19,010
544,135
Less accumulated depreciation	(123,615

$420,520

Goodwill and intangible assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after June 15, 2001. Under these standards, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

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

The patents rights are being amortized using the straight-line method over their remaining estimated lives of approximately six and sixteen years. For the year ended December 31, 2006, amortization expense related to these patent rights totaled $2,952. For each of the next five years, management estimates amortization of these patent rights to approximate $3,000.

Impairment or disposal of long lived assets

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and long-lived assets and certain identifiable intangibles to be disposed of. The Company periodically evaluates, using independent appraisals and projected undiscounted cash flows, the carrying value of its long-lived assets and certain identifiable intangibles to be held and used whenever changes in events or circumstances indicate that the carrying amount of assets may not be recoverable. In addition, long-lived assets and identifiable intangibles to be disposed of are reported at the lower of carrying value or fair value less cost to sell. During the year ended December 31, 2006, the Company identified no impairment of its intangibles and recognized no losses on other long-lived assets related to its misting operations.

Advertising costs

Advertising costs consist primarily of magazine advertising, sales catalogues and promotional brochures. Magazine advertising is charged to expense over the period the advertising takes place and other advertising costs are charged to expense over the periods expected to be benefited, which is generally not more than twelve months. For the years ended December 31, 2006, advertising expense totaled $12,148.

Net loss per share

Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common stock shares outstanding. For the years ended December 31, 2006, basic loss per share amounts is based on 38,652,300 weighted-average number of common stock shares outstanding.

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
For the year ended December 31, 2006, no effect has been given to the assumed conversion of the convertible preferred stock shares as the effect would be antidilutive.

For the year ended December 31, 2006, no effect has been given to the assumed conversion of the convertible preferred stock shares as the effect would be antidilutive.

Stock based incentive program

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma  disclosure is no longer an alternative. The new standard was effective for the Company in the quarter ended March 31, 2006. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

Fair value of financial instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this Statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts receivable and accounts payable approximate their carrying amounts due to the short maturity of these instruments. The estimated fair value of the note payable and advances from stockholders also approximates their carrying values because their terms are comparable to similar lending arrangements in the marketplace. At December 31, 2006, the Company did not have any other financial instruments.

Recent accounting pronouncements

During the year ended December 31, 2006, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FSAB) the most recent of which was Statement on Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

Research and development

The Company expenses research and development expenses as they are incurred. During the year ended December 31, 2006, these expenses amounted to $3,767.

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

Treasury stock

The Company made a private placement to a shareholder where the shareholder purchased 2,000,000 shares of the Company’s common stock for $100,000 or $0.05 per share.

$48,500 was tendered at the time of purchase and $12,822 was paid through payment of an outstanding invoice leaving a subscription receivable balance due of $38,678. The share certificate was tendered prior to the receipt of the remaining funds.

On December 5, 2005, in a negotiated transaction, the shareholder tendered 300,000 common stock shares in exchange for the remaining balance of the subscription receivable in the amount of $38,678. These shares were recorded as Treasury Stock in the amount of $38,678.

During the first quarter of 2006, the Company sold 300,000 shares of treasury stock for an aggregate amount of $40,972.

Stock options, warrants and other rights

As of December 31, 2006, the Company had not adopted any employee stock option plans and no other stock options, warrants or other stock rights have been granted or issued.

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

These products are marketed outside the United States, which subjects the Company to foreign currency fluctuation risks. During the years ended December 31, 2006, foreign sales represented approximately 22%.

4.  BORROWINGS

The Company’s borrowings consist of a note payable and interest bearing advances payable to a stockholder (Note 6).

The note payable was assumed by the Company on January 3, 2005 when the land, office and manufacturing facilities were contributed to the Company as additional paid in capital by the Company’s majority stockholder (Notes 1 and 6). On March 29, 2006, the Company received approval of a refinancing of this mortgage. The new note bears interest at 350 basis points over the five year Treasury Rate, has a term of five years and principal and interest is payable monthly based on a fifteen year amortization. The note is guaranteed by Tom and Steffani Bontems. The Company and the guarantors are required to submit annual tax returns, the Company’s annual audited financial statements, quarterly Company prepared financials and personal financial statements of the guarantors. No financial covenants were required by the Lender.   The following is a schedule of future maturities required over the next five years under the terms of the above note payable:

Principal Due

2007	$5,184.00
2008	$5,639.00
2009	$6,135.00
2010	$6,674.00
2011	$117,579.00

At January 1, 2006, UFI owed its majority stockholder, Tom Bontems, $48,174 from advances, net of repayments, made in prior years. During the year ended December 31, 2006, additional advances of $22,086, were made and $45,277, of advances were repaid. The advances are unsecured, non-interest bearing and due upon demand as funds are available.

5.   COMMITMENTS AND CONTINGENCIES

Leases

At December 31, 2006, the Company was not obligated under any capital or operating lease agreements.

Legal matters

The Company is subject to legal proceedings that arise in the ordinary course of business.

On January 16, 2005, Brian Hahn, Chief Operating Officer, presented a proposed employment contract for the Board of Directors approval. The Board, by unanimous vote, declined to approve the contract and, as part of a cost containment process, terminated Mr. Hahn’s services to the Company. Mr. Hahn filed suit alleging a contractual violation and requesting cash damages of $63,453 and common stock in the amount of 3,458,295 shares. As of December 31, 2005, the Company accrued a loss contingency of $12,602 relating to this matter. As of December 31, 2006, an additional loss contingency of $82,398 has been accrued to reflect a settlement agreement which was reached on March 22, 2007. (See Note 8)

 6.   RELATED PARTY TRANSACTIONS

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

At January 1, 2006, the Company owed its majority stockholder $48,174 from advances, net of repayments, made in prior years. During the year ended December 31, 2006, additional advances of $22,086 were made and the Company repaid $45,277 of these advances. The advances are unsecured, non-interest bearing and due upon demand as funds are available.

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

Prior to the Company’s merger with Edmonds 6, Inc. (Note 1), the Company was treated for federal and state income tax reporting purposes as an S corporation whereby its income/loss was taxed directly to its stockholder and corporate level income taxes were not paid. After May 9, 2005, the Company was no longer treated as an S corporation and is subject to federal and state income taxes. As of December 31, 2006, the Company has a net operating loss attributable to the period from May 9, 2005 through December 31, 2006 of approximately $633,697 available to offset future taxable income, which will expire in 2026.

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company’s effective tax rate for each of the years ended December 31, 2006 and 2005 is as follows.

2006
Tax benefits computed
at statutory rate	$(56,287)
Increase in valuation allowance	(56,287)

Tax attributable to NOL benefit	$-

The Company uses the accrual method of accounting for income tax reporting purposes. Significant components of the Company’s deferred tax assets (benefits) and liabilities are summarized below.

Deferred tax assets:
Net operating loss carry forward	$210,974
Allowance for doubtful accounts	5,276
Less valuation allowance	(216,250)

Deferred tax liabilities:
Depreciation differences	-
Net deferred tax assets	$-

8.  SUBSEQUENT EVENT

On March 22, 2007, UFI reached a settlement agreement with Brian Hahn in the contractual violation law suit. The settlement agreement provides that Mr. Hahn receive 1,900,000 restricted shares of UFI’s common shares and be awarded warrants to purchase an additional 2,000,000 restricted common shares at $0.125 per share. The cost of the 1,900,000 shares has been reflected in the Company’s consolidated statement of operations for the year ended December 31, 2006 by an addition to the accrued loss contingency of $82,398. The shares were valued at $95,000 which is the fair value of the shares reflected by the closing bid price on the Over the Counter Bulletin Board on March 22, 2007.