Form 10QSB
period 2007-03-31
UNIVERSAL FOG INC
filed 2007-05-11
CIK 1309057

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes ☐  No ☒

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2007: 40,657,134 shares of common stock.

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

Signatures and Required Certifications

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

UNIVERSAL FOG, INC.

AND SUBSIDIARY

FINANCIAL STATEMENTS

As of March 31, 2007

Table of Contents

Page #

Consolidated Balance Sheet	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3 - F-4

Notes to the Consolidated Financial Statements	F-5

Universal Fog, Inc.
And Subsidiary
Consolidated Balance Sheet
(Unaudited)
March 31, 2007
Assets

Current Assets:

Cash and cash equivalents	$21,160
Accounts Receivable, net of allowance
for doubtful accounts of $15,228	83,348
Inventory	158,564

Total Current Assets	263,072

Property, Plant, and Equipment, net of
accumulated depreciation of
$127,750	416,385

Patent Rights, net of $5,658 of
accumulated amortization	44,560

Total Assets	$724,017

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts Payable-trade	$139,528
Accrued Expenses	153,347
Advances from Stockholders	27,890
Note Payable, Current Portion	5,483
Total Current Liabilities	326,248

Long Term Liabilities:
Note Payable, Building	133,076
Total Long Term Liabilities	133,076

Total Liabilities:	459,324

Stockholders’ Equity:

Convertible preferred stock, $.0001 par value,
10,000,000 shares authorized, 4,000,000
issued and outstanding	400
Common stock, $.0001 par value,
300,000,000 shares authorized,
38,692,300 shares
issued and outstanding	3,869

Additional Paid-in Capital	915,904
Accumulated Deficit	(655,480)

Total Stockholders’ Equity	264,693
Total Liabilities
and Stockholders’ Equity	$724,017
See Notes to Consolidated Financial Statements

Universal Fog, Inc.
and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	3 Mos. Ended March 31, 2007	3 Mos. Ended March 31, 2006

Sales, net of returns	$118,551	$139,289

Cost of Sales	67,425	83,701

Gross Profit	51,126	55,588

Operating Expenses:

General and administrative expenses	32,779	70,926

Advertising and marketing	3,200	4,223

Compensation Costs	26,791	58,509

Total Operating Expenses	62,770	133,658

Net Loss from Operations	(11,644)	(78,070)

Interest Expense	2,898	2,812

Net Loss before Income Taxes	(14,542)	(80,882)

Provision for Income Taxes	0	0

Net Loss	$(14,542)	$(80,882)

Loss Per Common Share:
Basic	$0.00	$0.00

Weighted Average Common Shares Outstanding	38,692,300	38,642,300

See Notes to Consolidated Financial Statements

UNIVERSAL FOG, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	2007	2006

Cash flows from operating activities:

Net cash provided by (used in) operating activities	$8,498	$(16,086)

Cash flows from investing activities:

Net cash (used in) investing activities	-	-

Cash flows from financing activities:

Net cash provided by
financing activities	2,907	2,294

Net increase (decrease) in cash	11,405	(13,792)

Cash at beginning of period	9,755	44,859

Cash at end of period	$21,160	$31,067

 See Notes to Consolidated Financial Statements

UNIVERSAL FOG, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005

Supplemental Cash Flows Disclosures

	2007	2006

Interest paid	$2,898	$2,812

Income taxes paid	$--	$--

Non-Cash Investing and Financing Activities

	2007	2006

	$--	$--

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

The patents rights are being amortized using the straight-line method over their remaining estimated lives of approximately six and sixteen years. For the three months ended March 31, 2007 amortization expense related to these patent rights totaled $738. For each of the next five years, management estimates amortization of these patent rights to approximate $3,000.

 Income/loss per share

Basic income/loss per share amounts are computed by dividing the net income or loss by the weighted average number of common stock shares outstanding. Diluted income/loss per share amounts reflect the maximum dilution that would have resulted from the issuance of common stock through potentially dilutive securities. Other than the convertible preferred stock (Note 2), the Company does not have any convertible securities, outstanding options or warrants that could potentially dilute the earnings of its common stockholders. Diluted loss per share amounts are computed by dividing the net income/loss (the preferred shares do not contain dividend rights) by the weighted average number of common stock shares outstanding plus the assumed issuance of the convertible preferred stock. For the three months ended March 31, 2007 and 2006, basic income/loss per share amounts are based on 38,692,300 and 38,642,300 weighted-average number of common stock shares outstanding, respectively. For the three months ended March 31, 2007, no effect has been given to the assumed conversion of the convertible preferred stock shares as the effect would be antidilutive.

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

Stock options, warrants and other rights

As of March 31, 2007, the Company had not adopted any employee stock option plans and no other stock options, warrants or other stock rights have been granted or issued.

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

The mortgage payable was assumed by the Company on January 3, 2005 when the land, office and manufacturing facilities were contributed to the Company as additional paid in capital by the Company's majority stockholder (Notes 1 and5). The mortgage payable bears interest at 8.4%, contains no restrictions or debt covenants and provides for monthly principal and interest payments of $1,398 through May 30, 2011 at which time the remaining principal and any accrued interest shall be due and payable.

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

At January 1, 2003, the Company owed its majority stockholder $104,247 from advances, net of repayments, made in prior years. During each of the years ended December 31, 2006and 2005 the Company repaid $23,191 and 36,901 respectively, of these advances. The advances are unsecured, non-interest bearing and due upon demand as funds are available.

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

On March 22, 2007, UFI reached a settlement agreement with Brian Hahn in the contractual violation law suit. The settlement agreement provides that Mr. Hahn receive 1,900,000 restricted shares of UFI’s common shares and be awarded warrants to purchase an additional 2,000,000 restricted common shares at $0.125 per share. The cost of the 1,900,000 shares was reflected in the Company’s consolidated statement of operations for the year ended December 31, 2006 by an addition to the accrued loss contingency of $82,398. The shares were valued at $95,000 which is the fair value of the shares reflected by the closing bid price on the Over the Counter Bulletin Board on March 22, 2007. Mr. Hahn signed the agreement on April 5, 2007. The agreement provided that 1,900,000 shares would be issued within 30 days of the final signing.

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

Results of Operations

Comparison of the Three-Month Periods Ended March 31, 2007 and 2006

Revenues. The Company’s revenues are derived from the assembly of components used in misting systems and installations of these systems in commercial and residential applications and through the sales to distributors in various states and foreign countries.

Revenues for the three-month period ended March 31, 2007 were $118,551, compared to $139,289 for the three-month period ended March 31, 2006. While the first quarter of the year is historically slow, this decrease was due to weather related issues which slowed shipments of product.

Cost of Sales. The Company’s cost of sales consists of materials used in misting systems and labor for the assembly of components and in the local area; labor for installation.

Cost of sales for the three-month period ended March 31, 2007 were $67,425 compared to $83,701 for the three-month period ended March 31, 2006. The decrease is the result of decreased revenues.

Operating Expenses. Operating expenses for the three-month period ended March 31, 2007 were $62,779 compared to $133,658 for the three-month period ended March 31, 2006 due to registration filing expenses in 2006 and lower administrative expenses in 2007. Selling and marketing expenses decreased to $3,200 during these three months in 2007 as compared to $4,223 for the same three months in 2006 due to the elimination of certain additional advertising costs. General and Administrative expenses decreased from $70,926 in the three-month period ended March 31, 2006 to $32,779 in the same period in 2007. This decrease was also due to additional expenses of becoming a reporting company and the filing of a registration statement in 2006. Additional costs were legal and accounting and auditing in 2006. Compensation expense decreased for the three-month period ended March 31, 2007 to $26,791 from $58,509 in the period ended March 31, 2006 due to reduction of certain other personnel costs.

Depreciation and Amortization. Depreciation and amortization are included in General and Administrative expenses. For the three-month period ended March 31, 2007, these costs were $4,873, compared to $5,598 for the three-month period ended March 31, 2006.

Liquidity and Capital Resources

We funded our cash requirements for the three-month period ended March 31, 2007 through operations. The Company does not have any material commitments for capital expenditures as of the date of this report. Management believes sufficient cash flow from operations and the sale of additional common stock will be available during the next twelve months to satisfy its short-term obligations.

Cash increased by $11,405 during the three-month period ended March 31, 2007. Over the same period in 2006, cash decreased by $13,792. During the three-month period ended March 31, 2007, our operating expenses were decreased due to expenses of the previously cited registration statement.

Since January 1, 2006, we have taken steps to lower our monthly operating costs and are currently incurring cash expenses in the amount of approximately $40,000 per month for all operations, of which fixed costs account for approximately $24,000. We anticipate cash expenditures of approximately $480,000 for the year ended December 31, 2007. Management is continuing to seek additional equity capital to fund its various activities and as part of a capital procurement plan, filed a form SB2 registration statement with the SEC on October 5, 2005 to sell 4,000,000 shares of its stock to the public. The filing is currently effective and expires on June 30, 2007 if not amended. Management has also eliminated or reduced unnecessary costs

We believe our current liquidity and capital resources, together with the proceeds received in a public offering, our ongoing operations, and potential credit facilities are sufficient to support our ongoing business operations.

At March 31, 2007, UFI has a mortgage payable, which it assumed on January 3, 2005, on the office/production facility in the principal amount of $147,570. The mortgage bears interest at 8.4% with monthly principal and interest payments of $1,398.00 through May 30, 2011 at which time the remaining principal and all accrued interest shall be due and payable.  The principal and interest payment is current and being paid by UFI on a timely basis.

UFI has suffered an operating loss for the three-month period ending March 31, 2007 of $11,644. This loss was primarily the result of the historically slow first quarter. If UFI does not raise adequate funds from the outstanding offering of our common stock, we will curtail our expansion plans and, if necessary, seek a line of credit secured by the building which will allow UFI to continue as a going concern as our core business should not be affected.

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

At January 1, 2003, the Company owed its majority stockholder $104,247 from advances, net of repayments, made in prior years. During each of the years ended December 31, 2006and 2005 the Company repaid $23,191 and 36,901 respectively, of these advances. The advances are unsecured, non-interest bearing and due upon demand as funds are available.

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

 On March 22, 2007, UFI reached a settlement agreement with Brian Hahn in the contractual violation law suit. The settlement agreement provides that Mr. Hahn receive 1,900,000 restricted shares of UFI’s common shares and be awarded warrants to purchase an additional 2,000,000 restricted common shares at $0.125 per share. The cost of the 1,900,000 shares was reflected in the Company’s consolidated statement of operations for the year ended December 31, 2006 by an addition to the accrued loss contingency of $82,398. The shares were valued at $95,000 which is the fair value of the shares reflected by the closing bid price on the Over the Counter Bulletin Board on March 22, 2007. Mr. Hahn signed the agreement on April 5, 2007. The agreement provided that 1,900,000 shares would be issued within 30 days of the final signing.

Item 2.     Changes in Securities.

None

Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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
          By: /s/ Tom Bontems
                                              Tom Bontems
 President