Form 10QSB
period 2007-06-30
UNIVERSAL FOG INC
filed 2007-08-02
CIK 1309057

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes o  No x

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes x No o

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 31, 2007: 40,694,634 shares of common stock.

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

Signatures and Required Certifications

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

UNIVERSAL FOG, INC.

FINANCIAL STATEMENTS

As of June 30, 2007

Table of Contents

FINANCIAL STATEMENTS

Page #

Consolidated Balance Sheet	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to the Consolidated Financial Statements	F-4

Universal Fog, Inc.
And Subsidiary

Consolidated Balance Sheet
(Unaudited)

June 30, 2007
Assets

Current Assets:

Cash and cash equivalents	$33,168
Accounts Receivable, net of allowance
for doubtful accounts of $16,193	146,600
Inventory	175,854

Total Current Assets	355,622

Property, Plant, and Equipment, net of
accumulated depreciation of $131,884	412,250

Patent Rights, net of $5,658 of
accumulated amortization	44,560

Total Assets	$812,432

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts Payable-trade	$213,241
Current Portion – Long Term Debt	5,085
Accrued Expenses	3,202
Advances from Stockholders	25,041

Total Current Liabilities	246,569

Long Term Debt - Building	132,071

Stockholders’ Equity:

Convertible preferred stock, $.0001 par value,
10,000,000 shares authorized, 4,000,000
shares issued and outstanding	400
Common stock, $.0001 par value,
300,000,000 shares authorized,
40,694,634 shares
issued and outstanding	4,069

Additional Paid-in Capital	1,015,445
Accumulated Deficit	(586,122)

Total Stockholders’ Equity	433,792
Total Liabilities
and Stockholders’ Equity	$812,432
See Notes to Consolidated Financial Statements

Universal Fog, Inc.

and Subsidiary

Consolidated Statements of Operations
(Unaudited)

	3 Mos. Ended June 30, 2007	3 Mos. Ended June 30, 2006	6 mos. Ended June 30, 2007	6 mos. Ended June 30, 2006

Sales, net of returns	$331,169	$343,920	$449,719	$483,209

Cost of Sales	161,892	154,708	229,316	238,501

Gross Profit	169,277	189,212	220,403	244,708

Operating Expenses:

General and administrative expenses	58,945	86,386	90,761	157,960

Advertising & Marketing	5,947	3,583	9,184	6,229

Compensation Costs	29,662	57,366	56,453	115,875

Total Operating Expenses	94,554	147,335	156,398	280,064

Net Income (Loss) from operations	74,723	41,877	64,005	(35,356)

Interest Expense	5,365	6,892	9,189	9,703

Net Income (Loss) before income taxes	69,358	34,985	54,816	(45,059)

Provision for Income Taxes	0	0	0	0

Net Income (Loss)	$69,358	$34,985	$54,816	$(45,059)

Earnings (Loss) Per Common Share:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

See Notes to Consolidated Financial Statements

UNIVERSAL FOG, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 and 2006
(Unaudited)

	2007	2006

Cash flows from operating activities:

Net cash provided by operating activities	$23,412	$7,734

Cash flows from investing activities:

Net cash provided by (used in)
investing activities	0	0

Cash flows from financing activities:

Net cash provided by (used in)
financing activities	0	(9,163)

Net increase (decrease) in cash	23,412	(1,429)

Cash at beginning of period	9,756	44,859

Cash at end of period	$33,168	$43,430

 See Notes to the consolidated financial statements.

UNIVERSAL FOG, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

Supplemental Cash Flows Disclosures

	2007	2006

Interest paid	$9,189	$9,703

Income taxes paid	$--	$--

Non-Cash Investing and Financing Activities

	2007	2006

Common stock issued for services	$4,500	$--

Common stock issued in settlement of lawsuit	$95,000	--
(recorded in accrued liabilities at 12/31/2006)

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

All Universal Fog, Inc. high pressure fog systems are custom designed and manufactured for each specific application. We incorporate three different types of tubing in our systems, enabling us to comply with nearly any design requirement. Our low profile 3/8” flexible nylon tubing utilizes our patented SLIP-LOK brass fittings allowing extreme versatility and easy installation. The use of 3/8” high-pressure nitrogenized copper is aesthetically very pleasing and enables us to conceal our mist lines behind walls, such as stucco, and meet certain building code requirements. In addition, we also produce systems using 3/8” stainless steel tubing, though copper systems are recommended, providing one of the most extensive product selections in the industry.

The concept is inherent in nature, as water vapor, clouds, and fog develop due to the earth’s environment. Universal Fog, Inc.’s high pressure fog systems can create the same environmental phenomena where and when the customer wants. Using normal tap water and pressurizing it to 800 PSI with our high-pressure pump modules, we force water through a series of patented brass and stainless steel nozzles creating a micro-fine mist or “fog”. With droplets ranging in size from 4 – 40 microns, the fog flash evaporates, removing unwanted heat in the process. Temperature drops of  up to 400 are typical in situations where high heat and low humidity exist.

The concept of fog and its benefits have been in use for over 50 years. While most commonly known for cooling, fog can be used for a variety of applications.

Principles of consolidation and basis of presentation

 The accompanying consolidated financial statements included the general accounts of the Company, a Delaware corporation (formerly Edmonds 6, Inc.), and its wholly-owned Arizona subsidiary, also named Universal Fog, Inc. All material intercompany transactions, accounts and balances have been eliminated in the consolidation.

For financial reporting purposes the reverse merger with Edmonds 6 has been treated as a recapitalization of UFI with Edmonds 6 being the legal survivor and UFI being the accounting survivor and the operating entity. That is, the historical financial statements prior to May 9, 2005 are those of UFI and its operations, even though they are labeled as those of the Company. Retained earnings of UFI related to its operations are carried forward after the recapitalization. Operations prior to the recapitalization are those of the accounting survivor, UFI, and its predecessor operations, which began July 11, 1996. Earnings per share for the periods prior to the recapitalization are restated to reflect the equivalent number of shares outstanding for the entire period operations were conducted. Upon completion of the reverse merger, the financial statements became those of the operating company, with adjustments to reflect the changes in equity structure and receipt of the assets and liabilities of UFI.

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

Goodwill and intangible assets

In June 2001, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after June 15, 2001. Under the new standards, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

On May 9, 2005, the Company was assigned the rights to two patents developed by Mr. Bontems, the Company’s controlling stockholder, in exchange for the issuance of 4,000,000 convertible preferred stock shares (see Notes 2 and 5). Because this transaction is one between entities under common control, the patent rights are carried on the Company’s general accounts at their historical cost to Mr. Bontems pursuant to SFAS No. 141 and Staff Accounting Bulletin No. 48.

The patent rights are being amortized using the straight-line method over their remaining estimated lives of approximately six and sixteen years. For the six months ended June 30, 2007 amortization expense related to these patent rights totaled $1,476 and for each of the next five years, management estimates amortization of these patent rights to approximate $3,000.

Income/loss per share

Basic income/loss per share amounts are computed by dividing the net income or loss by the weighted average number of common stock shares outstanding. Diluted income/loss per share amounts reflect the maximum dilution that would have resulted from the issuance of common stock through potentially dilutive securities. Other than the convertible preferred stock (Note 2), the Company does not have any convertible securities, outstanding options or warrants that could potentially dilute the earnings of its common stockholders. Diluted loss per share amounts are computed by dividing the net income/loss (the preferred shares do not contain dividend rights) by the weighted average number of common stock shares outstanding plus the assumed issuance of the convertible preferred stock. For the three and six months ended June 30, 2007 and 2006, basic income/loss per share amounts are based on 39,673,467, and 39,673,467, 38,652,300 and 38,652,300 weighted-average number of common stock shares outstanding, respectively. For the three and six months ended June 30, 2007, no effect has been given to the assumed conversion of the convertible preferred stock shares as the effect would be antidilutive.

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

Convertible preferred stock

On May 9, 2005, the Company issued 4,000,000 preferred stock shares to its majority common stockholder in exchange for the assignment of two patent rights (see Notes 1 and 5). These shares are convertible into the Company’s common stock at the option of the holder any time after one year from the date of issuance. Each share of convertible preferred stock is convertible into one share of common stock. In the event of liquidation, these shares also allow the holder to exchange the shares for the Company’s office and manufacturing facilities (see Notes 1 and 5). In addition, the shares will survive and will not be affected by any recapitalization, reorganization or reverse stock split.

Common stock

Each common stock share contains one voting right and contains the rights to dividends if and when declared by the Board of Directors.  During the six months ended June 30, 2007, the Company issued 1,900,000 shares of restricted common stock in exchange for full settlement of a lawsuit.  The common stock issued in the settlement was valued at the closing bid price on the OTCBB on March 22, 2007 (the date the agreement was reached).  The Company also issued 142,334 shares of restricted common stock in exchange for services. In each case the Company valued the common shares at the OTCBB quoted bid price on the date of issuance.

Stock options, warrants and other rights

As of June 30, 2006, the Company had not adopted any employee stock option plans and no other stock options or other stock rights have been granted or issued except as follows:  As a part of the settlement of the awsuit, Brian Hahn was granted warrants to purchase 2,000,000 shares of common stock at a cashless exercise price of $0.125 per share.

3.    RISKS AND UNCERTAINTIES

The Company operates in a highly specialized industry. The concept is inherent in nature, as water vapor, clouds and fog occur due to the earth’s environment. Universal Fog, Inc.’s high pressure fog systems can create the same environmental phenomena where and when the customer wants. Using normal tap water and pressurizing it to 800 PSI with our high-pressure pump modules, we force water through a series of patented brass and stainless steel nozzles creating a micro-fine mist or “fog”. With droplets ranging in size from 4 – 40 microns, the fog flash evaporates, removing unwanted heat in the process. Temperature drops of up to 400 Fahrenheit are typical in situations where high heat and low humidity exist.

The concept of fog and its benefits have been in use for over 50 years. While most commonly known for cooling, fog can be used for a variety of applications.

These products are marketed outside the United States, which subjects the Company to foreign currency fluctuation risks.

4.    BORROWINGS

The Company’s borrowings consist of a mortgage payable and interest bearing advances payable to a stockholder (see Note 5).

The mortgage payable was assumed by UFI on January 3, 2005 when the land, office and manufacturing facilities were contributed to UFI as additional paid-in capital by our majority stockholder. On March 29, 2006, the Company received approval of a refinancing of this mortgage. The new mortgage had a beginning principal balance of $142,279.34 and will bear interest at 8.34% with a balloon payment of $114,323.07 which will be due on May 30, 2011, and will have a term of five years and principal and interest will be payable monthly based on a fifteen year amortization. The mortgage is guaranteed by Tom and Steffani Bontems (the “Guarantors”). The Company and the Guarantors are required to submit annual tax returns, the Company’s annual audited financial statements, quarterly Company-prepared financials and personal financial statements of the Guarantors. No financial covenants were required by the Lender.

5.    RELATED PARTY TRANSACTIONS

Stockholders

On January 3, 2005, the Company’s majority stockholder contributed as additional paid-in capital the land, office and manufacturing facilities located at 1808 South First Avenue, Phoenix, Arizona to the Company. Because this transaction is between entities under common control, these facilities were recorded into the Company’s books and records at the stockholder’s historical cost of $401,117. These facilities are security for a note payable (see Note 4), which was also transferred to and assumed by the Company.

Additionally, the Company’s majority stockholder entered in to an agreement whereby he assigned certain patent rights to the Company in exchange for 4,000,000 shares of the Company’s convertible preferred stock (see Note 2). These patent rights were also recorded at the stockholder’s historical cost of $50,218.

At January 1, 2006, the Company owed its majority stockholder $48,174 from advances, net of repayments, made in prior years. During 2006, no additional advances were made and $23,133 of advances was repaid. The advances are unsecured, non-interest bearing and due upon demand as funds are available. There were no transactions in the six months ended June 30, 2006.

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

The Company made a private placement to Dennis McKee wherein Mr. McKee purchased 2,000,000 shares of the Company’s common stock for $100,000 or $0.05 per share. $48,500 was tendered at the time of purchase and $12,822 was paid through payment of an outstanding invoice leaving a subscription receivable balance of $38,678. The share certificate was tendered prior to the receipt of the remaining funds. On December 5, 2005, in a negotiated transaction, Mr. McKee tendered 300,000 common stock shares to the Company in exchange for the remaining balance due of the subscription receivable. These shares were recorded as Treasury Stock in the amount of the subscription receivable balance ($38,678).  During 2006, the Treasury Stock was resold to investors.

6.    LEGAL MATTERS

The Company is subject to legal proceedings that arise in the ordinary course of business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information set forth below should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item I of this Quarterly Report and the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, which contains the audited consolidated financial statements and notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the December 31, 2006 Annual Report.

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

Plan of Operation

Universal Fog, Inc. was incorporated in the State of Arizona on July 11, 1996 and was the successor of the business known as Arizona Mist, Inc. which began in 1989. On May 9, 2005, Universal Fog, Inc. entered into a Stock Purchase Agreement and Share Exchange (effecting a reverse merger) with Edmonds 6, Inc. (“Edmonds 6”) and its name was changed to Universal Fog, Inc. (hereinafter referred to as either UFI or the Company). Edmonds 6 was incorporated on August 19, 2004 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pursuant to this agreement, Universal Fog, Inc. (which has been in continuous operation since 1996) became a wholly-owned subsidiary of Edmonds 6.

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

The concept is inherent in nature, as water vapor, clouds, and fog, develop to the earth’s environment. Universal Fog’s high pressure fog systems can create the same environment where and when you want it. Using normal tap water and pressurizing it to 800 PSI with our high-pressure pump modules, we force water through a series of patented brass and stainless steel nozzles creating a micro-fine mist or “fog”. With droplets ranging in size from 4 – 40 microns, the fog flash evaporates, removing unwanted heat in the process. Temperature drops of up to 400 are typical in situations where high heat and low humidity exist.

The concept of fog and its benefits have been in use for over 50 years. While most commonly known for cooling, fog can be used for a variety of applications.

The Company is currently investigating new sources of supply and is concentrating on controlling its costs to enhance its profitability. The Company is fully staffed with highly-qualified individuals to fulfill the current and increased demand for product. As a result of this staffing, the Company has increased its sales and production capabilities and believes the Company is well positioned to experience new growth. The Company believes there will not be any significant increase in selling, general and administrative expenses as it implements its business plan.

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2007 and 2006

Revenues. The Company’s revenues are derived from the assembly of components used in misting systems and installations of these systems in commercial and residential applications and through the sales to distributors in various states and foreign countries.

Revenues for the three-month period ended June 30, 2007 were $331,169 compared to $343,920 for the three-month period ended June 30, 2006. This decrease was due to a minimally later start of the misting season in Phoenix due to weather.

Cost of Sales. The Company’s cost of sales consists of materials used in misting systems and labor for the assembly of components and in the local area; labor for installation.

Cost of sales for the three-month period ended June 30, 2007 were $161,892, compared to $154,708 for the three-month period ended June 30, 2006. The increase is the result of increased material costs compared to the corresponding quarter of 2006.

Operating Expenses. Operating expenses for the three-month period ended June 30, 2007 were $94,554 compared to $147,335 for the three-month period ended June 30, 2006. This decrease is due to the cost containment effort which included reducing administrative expenses. Selling and marketing expenses increased from $3,583 during these three months in 2006 to $5,947 for the same three months in 2007. General and Administrative expenses decreased from $86,386 in the three-month period ended June 30, 2006 to $58,945 in the same period in 2007. This decrease was also due to a concentrated cost containment effort. Compensation expenses decreased for the three-month period ended June 30, 2007 to $29,662 from $57,366 in the period ended June 30, 2006 due to a reduction in administrative personnel.

Depreciation and Amortization. Depreciation and amortization are included in General and Administrative expenses. For the three-month period ended June 30, 2007, these costs were $4,135, compared to $4,038 for the three-month period ended July 31, 2006.

Comparison of the Six-Month Periods Ended June 30, 2007 and 2006

Revenues. The Company’s revenues are derived from the assembly of components used in misting systems and installations of these systems in commercial and residential applications and through the sales to distributors in various states and foreign countries.

Revenues for the six-month period ended June, 2007 were $449,719 compared to $483,209 for the same period ended June 30, 2006. The decrease in revenues in 2007 was due to the seasonable weather in the Phoenix area.

Cost of Sales. The Company’s cost of sales consists of materials used in misting systems and labor for the assembly of components and in the local area; labor for installation.

Cost of sales for the six-month period ended June 30, 2007 were $229,316 compared to $238,501 for the six-month period ended June 30, 2006. This decrease is due to the decrease in sales volume.

Operating Expenses. Operating expenses for the six-month period ended June 30, 2007 were $156,398, compared to $280,064 for the six-month period ended June 30, 2006. Selling and marketing expenses increased from $6,229 during these six months in 2006 to $9,184 for the same six months in 2007. Compensation decreased from $115,875 in the six-month period of 2006 to $56,453 in the same six-month period in 2007 due to a reduction in administrative personnel. General and Administrative expenses decreased from $157,960 in the six-month period ended June 30, 2006 to $ 90,761 in the same period of 2007. This decrease was due to costs associated with becoming a reporting company which include additional professional services no longer being necessary.

Depreciation and Amortization. Depreciation and amortization are included in General and Administrative expenses. For the six-month period ended June 30, 2007, these costs were $ 9,007, compared to $7,061 for the six-month period ended June 30, 2006.

Liquidity and Capital Resources

We funded our cash requirements for the six-month period ended June 30, 200 through operations. The Company does not have any material commitments for capital expenditures as of the date of this report. Management is continuing to seek additional equity capital to fund its various activities and as part of a capital procurement plan, filed a form SB-2 registration statement with the SEC on October 5, 2005 to sell 4,000,000 shares of its stock to the public. The filing is currently effective and will expire on June 30, 2008. Management has also eliminated or reduced unnecessary costs.

Cash increased by $23,412 during the six-month period ended June 30, 2007. Over the same period in 2006, cash decreased by $1,429.

The Company has an accumulated deficit through the period ending June 30, 2006 of $586,122. The deficit is primarily the result of the expenses of becoming a reporting company and normal operations which include attorney’s fees and audit and accounting fees. If the Company does not raise adequate funds from the SB-2 registration statement, we will curtail our expansion plans and, if necessary, will seek a line of credit which will allow the Company to continue as a going concern since our core business was not affected.

Related Party Transactions

On January 3, 2005, the Company’s majority stockholder contributed as additional paid-in capital the land, office and manufacturing facilities located at 1808 South First Avenue, Phoenix, Arizona to the Company. Because this transaction is between entities under common control, these facilities were recorded into the Company’s books and records at the stockholder’s historical cost of $401,117. These facilities are security for a note payable (see Note 4), which was also transferred to and assumed by the Company.

Additionally, the Company’s majority stockholder entered in to an agreement whereby he assigned certain patent rights to the Company in exchange for 4,000,000 shares of the Company’s convertible preferred stock (see Note 2). These patent rights were also recorded at the stockholder’s historical cost of $50,218.

At January 1, 2007, the Company owed its majority stockholder $25,041 from advances, net of repayments, made in prior years. During the six months ended June 30, 2006 no additional advances were made nor were there any repayments. The advances are unsecured, non-interest bearing and due upon demand as funds are available.

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

In May of 2005, the Company made a private placement of 2,000,000 shares of its restricted common stock to a beneficial stockholder at $0.05 per share. On December 5, 2005, Dennis McKee (a beneficial stockholder) returned 300,000 shares to the Company. The Company resold the 300,000 shares of Treasury Stock as follows: 52,000 shares of treasury stock were sold for $13,000 on December 29, 2005 and 40,000 shares of treasury stock were sold on January 9, 2006 for $10,000. In addition, the remaining 208,000 shares of treasury stock were sold on March 31, 2006 for $18,678. The aggregate price received for all of the treasury stock was $41,678.

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

Item 2.   Changes in Securities.

The Company issued 1,900,000 shares of restricted common stock in full settlement of a lawsuit and 142,334 shares of restricted common stock for services.

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2007 covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

 Two reports on Form 8-K were submitted which indicated the resignations of directors Jack Robinson and Teri Foster, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Universal Fog, Inc.
Registrant

Date: July 31, 2007	By: /s/ Tom Bontems
Tom Bontems
President