Form 10QSB
period 2007-09-30
UNIVERSAL FOG INC
filed 2007-11-19
CIK 1309057

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
 Yes ☐ No ☒

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 9, 2007: 44,694,634 shares of common stock.

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

Signatures and Required Certifications

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

UNIVERSAL FOG, INC.

FINANCIAL STATEMENTS

As of September 30, 2007

Universal Fog, Inc.

and Subsidiary

Consolidated Balance Sheet
(Unaudited)
September 30, 2007
Assets

Current Assets:

Cash and cash equivalents	$122,472
Accounts Receivable, net of allowance
for doubtful accounts of $20,370	62,962
Inventory	157,568

Total Current Assets	343,002

Property, Plant, and Equipment, net of
accumulated depreciation of $136,019
408,342
Patent Rights, net of $6,496 of
accumulated amortization	43,722

Total Assets	$795,066

Liabilities and Stockholders’ Equity

Current Liabilities (Note 7)	$0

Total Current Liabilities	0

Stockholders’ Equity:

Common stock, $.0001 par value,
300,000,000 shares authorized,
44,694,634 shares
issued and outstanding	4,469
Special Paid in Capital (Note 7)	358,783
Additional Paid in Capital	1,015,845
Accumulated Deficit	(584,031)

Total Stockholders’ Equity	795,066
Total Liabilities
and Stockholders’ Equity	$795,066
See Notes to Consolidated Financial Statements

Universal Fog, Inc.

and Subsidiary

Consolidated Statements of Operations
(Unaudited)

	3 Mos. Ended September 30, 2007	3 Mos. Ended Sept 30, 2006	9 mos. Ended September 30, 2007	9 mos. Ended September 30, 2006

Sales, net of returns	$224,841	$261,039	$671,477	$744,248

Cost of Sales	112,402	126,089	341,718	364,589

Gross Profit	112,439	134,950	329,759	379,659

Operating Expenses:

General and administrative expenses	67,741	85,427	155,464	244,512

Advertising & Marketing	6,236	2,718	15,421	8,947

Compensation Costs	34,436	53,610	90,889	169,485

Total Operating Expenses	108,413	141,755	261,774	422,944

Income (Loss) from operations	4,026	(6,805)	67,985	(43,285)

Interest Expense	1,935	3,405	11,914	13,329

Income (Loss) before income taxes	2,091	(10,210)	56,071	(56,614)

Provision for Income Taxes	0	0	0	0

Net Income (Loss)	$2,091	$(10,210)	$56,071	$(56,614)

Weighted Average Shares Outstanding	43,761,300	38,652,300	43,761,300	38,652,300

Earnings (Loss) Per Common Share:
Basic	$0.00	$0.00	$0.00	$0.00

See Notes to Consolidated Financial Statements

UNIVERSAL FOG, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006

	2007	2006

Cash flows from operating activities:

Net cash provided by (used in) operating activities	$112,716	$18,922

Cash flows from investing activities:

Net cash provided by (used in)
investing activities	0	0

Cash flows from financing activities:

Net cash provided by (used in)
financing activities	0	(38,029)

Net increase (decrease) in cash	112,716	(19,107)

Cash at beginning of period	9,756	44,859

Cash at end of period	$122,472	$25,752

 See Notes to Consolidated Financial Statements

UNIVERSAL FOG, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Supplemental Cash Flows Disclosures

	2007	2006

Interest paid	$11,914	$13,329

Income taxes paid	$--	$--

Non-Cash Investing and Financing Activities

	2007	2006

Transfer of Liabilities	$358,783

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

The patents rights are being amortized using the straight-line method over their remaining estimated lives of approximately six and sixteen years. For the nine months ended September 30, 2007 amortization expense related to these patent rights totaled $2,214.  For each of the next five years, management estimates amortization of these patent rights to approximate $3,000.

Income/loss per share

Basic income/loss per share amounts are computed by dividing the net income or loss by the weighted average number of common stock shares outstanding. Diluted income/loss per share amounts reflect the maximum dilution that would have resulted from the issuance of common stock through potentially dilutive securities. Other than the convertible preferred stock (Note 2), the Company does not have any convertible securities, outstanding options or warrants that could potentially dilute the earnings of its common stockholders. Diluted loss per share amounts are computed by dividing the net income/loss (the preferred shares do not contain dividend rights) by the weighted average number of common stock shares outstanding plus the assumed issuance of the convertible preferred stock. For the three and nine months ended September 30, 2007 and 2006, basic income/loss per share amounts are based on 43,761,300, and 38,652,300, 43,761,300 and 38,652,300 weighted-average number of common stock shares outstanding, respectively. For the three and nine months ended September 30, 2006, no effect has been given to the assumed conversion of the convertible preferred stock shares as the effect would be antidilutive.

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
On September 10, 2007, these preferred stock shares were converted to common and re-issued as follows:  2,061,200 common shares were issued to Sun Xin and 1,938,800 common shares were issued to Tom Bontems.

Common stock

Each common stock share contains one voting right and contains the rights to dividends if and when declared by the Board of Directors.

Stock options, warrants and other rights

As of September 30, 2007, the Company had not adopted any employee stock option plan; however, warrants to purchase 2,000,000 shares of common stock were granted to Brian Hahn as part of the settlement of a lawsuit.

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

4.           BORROWINGS

The Company’s borrowings consisted of a mortgage payable and interest bearing advances payable to a stockholder at September 30, 2006(Note 5).  On September 14, 2007 these borrowings were transferred to Universal Fog Systems, Inc.

The mortgage payable was assumed by UFI on January 3, 2005 when the land, office and manufacturing facilities were contributed to UFI as additional paid in capital by our majority stockholder. On March 29, 2006, the Company received approval of a refinancing of this mortgage. The new mortgage had a beginning principal balance of $142,279.34 and bears interest at 8.34% with a balloon payment of $114,323.07 which will be due on May 30, 2011, and has a term of five years and principal and interest will be payable monthly based on a fifteen year amortization. The mortgage is guaranteed by Tom and Steffani Bontems. The Company and the guarantors are required to submit annual tax returns, the Company’s annual audited financial statements, quarterly Company prepared financials and personal financial statements of the guarantors. No financial covenants were required by the Lender. As part of the transaction described in Note 7, the mortgage is being transferred to Universal Fog Systems, Inc.

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

At January 1, 2003, the Company owed a stockholder $153,064 from advances, net of repayments, made in prior years. During the years ended December 31, 2004 and 2003, and the five months ended May 30, 2005 the Company repaid $9,921, $9,437 and 4,282 respectively, of these advances. The advances were unsecured and payable with interest at 5.0% in monthly payments of $1,406 through March 2015. On May 30, 2005, the outstanding advances totaling $129,424 plus expenses of $5,576 were repaid through the issuance of 540,000 common stock shares.

The Company made a private placement to Dennis McKee wherein Mr. McKee purchased 2,000,000 shares of the Company’s common stock for $100,000 or $0.05 per share. $48,500 was tendered at the time of purchase and $12,822 was paid through payment of an outstanding invoice leaving a subscription receivable balance of $38,678. The share certificate was tendered prior to the receipt of the remaining funds. On December 5, 2005, in a negotiated transaction, Mr. McKee tendered 300,000 common stock shares to the Company in exchange for the remaining balance due of the subscription receivable. These shares were recorded as Treasury Stock in the amount of the subscription receivable balance ($38,678). The Company sold the treasury stock in 2006.

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

7.          CHANGE IN CONTROL

As more fully described in the 8-K filed on September 14, 2007, Sun Xin purchased 22,000,545 shares of common stock and 4,000,000 shares of convertible preferred stock owned by Tom Bontems for $500,000.  In addition, the 4,000,000 shares of convertible preferred stock were subsequently cancelled and reissued 2,061,200 common shares to Sun Xin and  1,938,800 common shares to Tom Bontems.  Simultaneously, under the terms of an asset purchase and sale agreement executed the same day, Universal Fog Systems, Inc. assumed all of the liabilities of Universal Fog, Inc. and these liabilities were removed from the Company’s balance sheet.  Subject to the conditions set forth in the asset purchase and sale agreement, a second closing will take place within 90 days, at which time the assets of Universal Fog, Inc. will be transferred to Universal Fog Systems, Inc.  Conditions precedents to the second closing include a reverse split of the common stock of Universal Fog, Inc. and the acquisition by Universal Fog, Inc. of Harbin Humankind Biology Technology Co. Limited.  Sun Xin acquired 53.8 % of the common stock of Universal Fog, Inc.

The Company has chosen to treat this “Change of Control” as a two-step transaction as of September 30, 2007, and in these financial statements, has accordingly reflected the transfer of liabilities to Universal Fog Systems, Inc. effective as of September 14, 2007. Accordingly, the Company has shown the liabilities section of the balance sheet as zero and reflected the liabilities transferred as “Special Paid in Capital” in the capital section of the balance sheet.  The Company’s management believes this is the most informative presentation.  Due to time constraints, as of this filing, neither the Securities and Exchange Commission nor the Company’s independent registered public accounting firm have determined if the Company’s presentation is in accordance with generally accepted accounting principles.  Should the Company’s presentation be determined at a later date to not be in accordance with generally accepted accounting principles, amended financial statements will be prepared and this filing will be amended.

8.           SUBSEQUENT EVENTS

On October 19, 2007, the Board of Directors approved a 1:20 reverse stock split of the Company’s common stock.  A written consent was approved by the shareholders owning a majority of the shares, which consent provides that the Company shall have the authority to amend our certificate of incorporation to effect a 1:20 reverse stock split of our common stock.  A Preliminary Information Statement was filed with the Commission on October 23, 2007, and is undergoing a review by the staff of the Commission..   The authorized common shares will remain at 310,000,000 of which 6,000,000 will remain as authorized preferred shares.

On October 15, 2007, the Company entered in to a Share Exchange Agreement to acquire 100% of the share capital of China Health Industries Holdings Limited which owns 100% of the share capital of Harbin Humankind Biology Technology Co. Limited.  Pursuant to the agreement, the Company will acquire one hundred percent (100%) of all of the issued and outstanding share capital from Sun Xin in exchange for 60,000,000 shares of Universal Fog, Inc. common stock

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information set forth below should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I- Item I of this Quarterly Report and the Company’s Annual Report on Form 10-KSBfor the fiscal year ended December 31, 2006, which contains the audited consolidated financial statements and notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the December 31, 2006 Annual Report.

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

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. During the 9 months ended September 30, 2007, we have not issued shares for services.

For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the Statement of Operations.

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 2007 and 2006

Revenues. The Company’s revenues are derived from the assembly of components used in misting systems and installations of these systems in commercial and residential applications and through the sales to distributors in various states and foreign countries.

Revenues for the three-month period ended September 30, 2007 were $224,841 compared to $261,039 for the three-month period ended September 30, 2006.  The decrease was the result of on-going negotiations by the CEO to sell the Company which detracted from the day to day operations.

Cost of Sales. The Company’s cost of sales consists of materials used in misting systems and labor for the assembly of components and in the local area; labor for installation.

Cost of sales for the three-month period ended September 30, 2007 were $112,402 compared to $126,089 for the three-month period ended September 30, 2006. The decrease is due to the decrease in gross revenues.

Operating Expenses. Operating expenses for the three-month period ended September 30, 2006 were $108,413 compared to $141,755 for the three-month period ended September 30, 2006.  The decrease is due to cost cutting efforts by management. Selling and marketing expenses increased to $6,236 during these three months in 2007 as compared to $2,718 for the same three months in 2006 replenishing supplies of marketing materials. General and Administrative expenses decreased from $85,427 in the three-month period ended September 30, 2006 to $67,741 in the same period in 2007. This decrease was due to cost cutting efforts by management. Compensation expense decreased for the three-month period ended September 30, 2007 to $34,436 from $53,610in the period ended September 30, 2006 due to the elimination of one administrative employee.

Depreciation and Amortization. Depreciation and amortization are included in General and Administrative expenses. For the three-month period ended September 30, 2007; these costs were $4,873, compared to $5,598 for the three-month period ended September 30, 2006. The decrease is due to the sale of equipment in the fourth quarter of 2006

Comparison of the Nine-Month Periods Ended September 30, 2007 and 2006

Revenues. Revenues for the nine-month period ended September 30, 2007 were $671,477 compared to $744,248 for the same period ended September 30, 2006. The decrease in revenues in 2007 was due a decrease in revenues in the third quarter.

Cost of Sales. Cost of sales for the nine-month period ended September 30, 2006 were $341,718, compared to $364,589 for the nine-month period ended September 30, 2006. This decrease is the result of lower revenues  compared to the corresponding nine-month period in 2006.

Operating Expenses. Operating expenses for the nine-month period ended September 30, 2007 were $261,774, compared to $422,944 for the nine-month period ended September 30, 2006 due to cost cutting efforts by management and lower gross revenues. Selling and marketing expenses increased to $15,421 during these nine months in 2007 from $8,947 for the same nine months in 2006 due to replenishment of promotional materials. Compensation decreased from $169,485 in the nine-month period of 2006 to $90,889 in the same nine-month period in 2006 due to the elimination of administrative personnel. General and Administrative expenses decreased from $244,512 in the nine-month period ended September 30, 2005 to $155,464 in the same period of 2006. This decrease was due additional cost containment efforts by management.

Depreciation and Amortization. Depreciation and amortization are included in General and Administrative expenses. For the nine-month period ended September 30, 2006; these costs were $12,658, compared to $14,619 for the nine-month period ended September 30, 2007.

Liquidity and Capital Resources

We funded our cash requirements for the nine-month period ended September 30, 2007 through operations. During the nine months ended September 30, 2007 our cash flow from operations was $112,716 as compared to $18,922 in the corresponding period in 2006.  The Company does not have any material commitments for capital expenditures as of the date of this report. Management believes sufficient cash flow from operations and the sale of additional common stock will be available during the next twelve months to satisfy its short-term obligations.  Management is continuing to seek additional equity capital to fund its various activities and as part of a capital procurement plan, filed a form SB2 registration statement with the SEC on October 5, 2005 to sell 4,000,000 shares of its stock to the public. The filing was declared effective on November 6, 2006 and will expire on June 30, 2007. A Post Effective Amendment was filed prior to June 30 2007 and declared effective on July 13, 2007, which extended the expiration date until June 30, 2008.  On September 28, 2007, the Company filed a withdrawal of the 4,000,000 share offering. Management has also eliminated or reduced unnecessary costs

Cash increased by $112,716 during the nine-month period ended September 30, 2007. Over the same period in 2006, cash decreased by $19,107. During the nine-month period ended September 30, 2007, our operating expenses were decreased due to cost cutting efforts by management

We are currently incurring cash expenses in the amount of approximately $47,000 per month for all operations, of which fixed costs account for approximately $24,000. We anticipate cash expenditures of approximately $140,000 for the quarter ended December 31, 2007. We believe our current liquidity and capital resources are sufficient to support our ongoing business operations.

UFI has an operating gain for the nine-month period ending September 30, 2007 of $56,071 compared to an operating loss of $56,614 in the nine-month period ended September 30, 2006. This gain was primarily the result of cost containment efforts.

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

At January 1, 2003, the Company owed a stockholder $153,064 from advances, net of repayments, made in prior years. During the five months ended September 30, 2005 and each of the years ended December 31, 2004 and 2003, the Company repaid $4,282, $9,921 and $9,437, respectively, of these advances. The advances were unsecured and payable with interest at 5.0% in monthly payments of $1,406 through March 2015. On May 30, 2005, the outstanding advances totaling $129,424 plus expenses of $5,576 were repaid through the issuance of 540,000 common stock shares.

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

 Item 2.                      Changes in Securities.

On September 10, 2007 the 4,000,000 shares of preferred stock were converted to common shares and re-issued as follows:  2,061,200 to Sun Xin and 1,938,800 to Tom Bontems.  The shares issued to Sun Xin were issued in reliance on the exemption from registration provided by Regulation S under the Securities Act, and the shares issued to Tom Bontems were issued in reliance on the exemption from registration provided by Section 4(2) under the Securities Act.

Item 3.                      Defaults Upon Senior Securities.

None

Item 4.                      Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.                      Other Information.

As more fully described in the 8-K filed on September 14, 2007, Sun Xin purchased 22,000,545 shares of common stock and 4,000,000 shares of convertible preferred stock owned by Tom Bontems for $500,000.  In addition, the 4,000,000 shares of convertible preferred stock were subsequently cancelled and re-issued as 2,061,200 common shares to Sun Xin and 1,938.800 common shares to Tom Bontems.  Simultaneously, under the terms of an asset purchase and sale agreement executed the same day, Universal Fog Systems, Inc. assumed all of the liabilities of Universal Fog, Inc. and these liabilities were removed from the Company’s balance sheet.  Subject to the conditions set forth in the asset purchase and sale agreement a second closing will take place within 90 days, at which time the assets of Universal Fog, Inc. will be transferred to Universal Fog Systems, Inc.  Conditions precedents to the second closing include a reverse split of the common stock of Universal Fog, Inc. and the acquisition by Universal Fog, Inc. of Harbin Humankind Biology Technology Co. Limited.  Sun Xin acquired 53.8 % of the common stock of Universal Fog, Inc.

On October 19, 2007, the Board of Directors approved a 1:20 reverse stock split of the Company’s common stock.  A written consent was approved by the shareholders owning a majority of the shares, which consent provides that the Company shall have the authority to amend our certificate of incorporation to effect a 1:20 reverse stock split of our common stock.  A Preliminary Information Statement was filed with the Commission on October 23, 2007, and is undergoing a review by the staff of the Commission.   The authorized common shares will remain at 310,000,000 of which 6,000,000 will remain as authorized preferred shares.

On October 15, 2007, the Company entered in to a Share Exchange Agreement to acquire 100% of the share capital of China Health Industries Holdings Limited which owns 100% of the share capital of Harbin Humankind Biology Technology Co. Limited.  Pursuant to the agreement, the Company will acquire one hundred percent (100%) of all of the issued and outstanding share capital from Sun Xin in exchange for 60,000,000 shares of Universal Fog, Inc.
common stock

Item 6.                      Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

September 14, 2007 Change in Control of Registrant
October 24, 2007 Entry into a Material Definitive Agreement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Universal Fog, Inc.
Registrant

Date: November 19, 2007	By: /s/ Tom Bontems
Tom Bontems
Chief Executive Officer