Form 10KSB/A
period 2006-12-31
UNIVERSAL FOG INC
filed 2008-02-27
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2006

Commission File # 000-51060

UNIVERSAL FOG, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

86-0827216
(IRS Employer Identification Number)

1808 South 1st Avenue
Phoenix, AZ 85003
(Address of principal executive offices)(Zip Code)

(602) 254-9114
(Registrant’s telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class Name of each exchange on which registered

Common Stock	OTCBB
Preferred Stock	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐    No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule12b-2 of the Exchange Act.   Yes ☐    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

Revenues for year ended December 31, 2006: $842,139.

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 20, 2007, was: $1,866,150.

Number of shares of the registrant’s common stock outstanding as of March 20, 2007 is: 38,692,300.

Our Transfer Agent is Interwest Transfer Company, Inc.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

Our Products have been Linked to a Potential Increase in the Likelihood of Contracting Legionnaires Disease.

Several studies have been conducted that link the breathing of mistified air with the contracting of Legionnaires Disease. None of these studies have been conclusive; however, there have been some suggestions that there is a correlation. In the event that studies show a stronger link, or the public perception of potential harm increases, our sales could suffer.

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

NUMBER OF EMPLOYEES

As of December 31, 2006, we have 12 full-time employees including Tom Bontems, and no part-time employees. We have had a very good relationship with our employees, some of whom have been employed since inception.

ITEM 2. DESCRIPTION OF PROPERTY

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

DESCRIPTION OF OUR CAPITAL STOCK

Common Stock

We are authorized to issue 300,000,000 shares of common stock, $.0001 par value per share. As of the date of this filing, 38,692,300 common shares were issued and outstanding. Each outstanding share of Common Stock is entitled to one vote, either in person or by proxy, on all matters that may be voted on by the owners thereof at meetings of Universal Fog shareholders. The holders of common shares do not have cumulative voting rights, which meansthat the holders of more than 50% of such outstanding common shares can elect all of the directors.

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. As of the date of this filing, 4,000,000 shares of preferred stock were issued and outstanding. The preferred shares are convertible to common stock on a one-for-one basis at the option of the holder, are secured by the commercial building located at 1808 South 1stAvenue, Phoenix, Arizona. The holders of the preferred shares have the right to survive any recapitalization, and in the event of liquidation, these shares also allow the holder to exchange the shares for the UFI office and manufacturing facilities. The preferred shares do not have any preferential dividend or voting rights. 4,000,000 preferred shares were issued to Tom Bontems as compensation for the patents which were transferred to the Company.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

ITEM 7. FINANCIAL STATEMENTS

Our consolidated financial statements and the report of the independent registered public accounting firm appear beginning on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

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

TERI FOSTERis a Private Mortgage Banker at Wells Fargo Home Mortgage in Houston, Texas. Through Private Mortgage Banking, Mrs. Foster provides specialized services for individuals with substantial financial resources. She offers home financing options anywhere in the United States. Mrs. Foster maintains a limited number of alliances with real estate and financial professionals. In so doing, she is able to cultivate mutually beneficial relationships that help to grow businesses. Over the last fifteen years, Mrs. Foster has worked in various roles in the financial/mortgage industry. These roles have included being a branch manager, underwriter, loan closer, credit officer, and a loan officer. Mrs. Foster is an active member of the following organizations: HAR (Houston Association of Realtors) and ABWA (American Business Women’s Association).

JACK C. ROBINSONis a semi-retired owner of commercial property and a storage facility in Gilbert Arizona. He was the founder of RV Interiors in 1985, which developed slide out rooms for recreational vehicles. Mr. Robinson sold RV Interiors in 2001. Mobile home manufacturing, sales, marketing and property development are Mr. Robinson’s forte. To that end he has held positions in industry ranging from Sales Representative to Ombudsman of the mobile home dealers to advisory board member to General Manager. In addition, he owned his own mobile home dealership which he expanded to 3 locations in the San Diego area and subsequently sold.

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

Employment Agreements/Terms of Office

No members of the Board of Directors or members of the management team presently have employment agreements with us.

ITEM 10. EXECUTIVE COMPENSATION

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

We have adopted a Code of Ethics governing the conduct of our officers, directors and employees, a copy of which is attached as Exhibit 14.1 hereto.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Except as otherwise stated, the mailing address for each person identified below is 1808 South 1stAve., Phoenix, AZ 85003.

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

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13.CONTROLS AND PROCEDURES

Annual Evaluation of Controls.  As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, Thomas Bontems (“Bontems”).  In this section, we present the conclusions of Bontems based on and as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls.

CEO/CFO/Principal Accountant Certification.  Attached to this annual report are certain certifications of the CEO/CFO/Principal Accountant, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d–14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d–14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d–14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls. Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared.

Limitations on the Effectiveness of Controls. Our management does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met.  Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their design and monitoring costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation. The CEO/CFO/Principal Accountant’s evaluation of our Disclosure Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. In the course of the Evaluation, the CEO/CFO/Principal Accountant sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to make modifications if and as necessary.  Our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Conclusions. Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO/CFO/Principal Accountant has concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO/CFO/Principal Accountant, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter or fiscal year that has materially affected, or is reasonably likely to affect, our Internal Controls.

ITEM 14. AUDIT AND RELATED FEES

During the year ended December 31, 2006, the following audit and related fees were paid to Turner Stone & Company, LLP. There were no tax or other fees paid.

Audit Fees	$23,045
Audit Related Fees	$36,939

ITEM 15.EXHIBITS

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

2.3
Agreement dated as of January 3, 2005 between Tom Bontems and Universal Fog, Inc. regarding the property located at 1808 South 1stAvenue, Phoenix, AZ, incorporated herein by reference, filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form SB-2 on January 27, 2006, registration number 333-128831.

2.4	Agreement dated as of January 3, 2005 between Tom Bontems and Universal Fog, Inc. regarding certain patents.
3.1	Certificate of Incorporation, incorporated herein by reference, filed as an exhibit to the Company’s Registration Statement on Form 10-SB on December 1, 2004, file number 000-51060.
3.2	Bylaws, incorporated herein by reference, filed as an exhibit to the Company’s Registration Statement on Form 10-SB on December 1, 2004, file number 000-51060.
14.1	Code of Ethics (attached hereto)
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Turner, Stone & Company audit report and audited financial statements of the Company

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Universal Fog, Inc.

By:	/s/ Tom Bontems
Tom Bontems
Chief Executive Officer
Principal Accounting Officer

Dated:	February 19, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tom Bontems	Chief Executive Officer,	February 19, 2008
Tom Bontems	Principal Accounting Officer and
Director

/s/ Sun, Xin	Chairman, Chief Financial Officer,	February 19, 2008
Sun, Xin	Treasurer and Director