Form 10KSB
period 2007-12-31
UNIVERSAL FOG INC
filed 2008-04-15
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2007

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

N/A
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
Yes                    No          

Indicate by check mark whether the registrant is a shell company as defined in Rule12b-2 of the Exchange Act.
Yes                    No          

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2007: $643,398

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 20, 2008, was: $134,265

Number of shares of the registrant’s common stock outstanding as of March 14, 2008 is: 44,694,634

Our Transfer Agent is Interwest Transfer Co., Inc.

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

Pursuant to an Asset Purchase and Sale Agreement dated September 10, 2007, we transferred all of our assets and liabilities to Universal Fog Systems, Inc., a private entity and we are no longer an operating company. All of our assets and liabilities are discontinued operations for purposes of generally accepted accounting principles. We are no longer engaged in the following businesses.

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

Cooling
Fog systems for cooling can lower temperatures up to 350F. When used with fans, temperatures can be reduced by as much as 450F, which is ideal for outdoor patios, dairies, poultry houses, hog farms, etc.

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

Sun Xin will be able to Significantly Affect our Management and Operations, Acting in his Best Interests and not Necessarily those of Other Stockholders.

Sun Xin owns 53.8% of our common stock. In all events, Sun Xin will be in a position to significantly affect, and fully control, UFI, the election of its directors, and its general affairs. In addition, he may exercise his ability to decide matters requiring a stockholder vote in a manner that advances his best interests, not necessarily those of our other stockholders.

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

Our Products have been Linked to a Potential Increase in the Likelihood of Contracting Legionnaires Disease.

Several studies have been conducted that link the breathing of misted air with the contracting of Legionnaires Disease. None of these studies have been conclusive, however, there have been some suggestions that there is a correlation. In the event that studies show a stronger link, or the public perception of potential harm increases, our sales could suffer.

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

Foreign Sales

Sales outside of the United States accounted for 22% of sales in 2006, and have accounted for 20% of sales in 2007. Nearly all of these sales were executed through independent distributors and sales representatives in foreign countries.

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

NUMBER OF EMPLOYEES

As of December 31, 2007, we have 12 full-time employees including Tom Bontems, and no part-time employees. We have had a very good relationship with our employees, some of whom have been employed since inception.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Over the Counter Bulletin Board under the symbol UFOG.OB. Trading has been sporadic and has ranged from a high of $0.50 per share to a low of $0.008 per share.

As of the date of this filing, there have been no options to purchase our common stock issued. There are also shares that are currently eligible for resale under Rule 144 of the Securities Act. There are an aggregate of 44,694,634 shares of our common stock that are issued and outstanding of which 15,557,800 were registered in the completed SB-2 registration statement. As of December 31, 2007, there are a total of 64 holders of our common stock and no preferred stock is issued and outstanding.

DESCRIPTION OF OUR CAPITAL STOCK

Common Stock

We are authorized to issue 300,000,000 shares of common stock, $.0001 par value per share. As of the date of this filing, 44,694,300 common shares were issued and outstanding. Each outstanding share of Common Stock is entitled to one vote, either in person or by proxy, on all matters that may be voted on by the owners thereof at meetings of Universal Fog shareholders. The holders of common shares do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding common shares can elect all of the directors.

Preferred Stock

We were authorized to issue 10,000,000 shares of preferred stock, $.0001 par value per share. As of the date of this filing, no shares of preferred stock were issued and outstanding. 4,000,000 preferred shares were issued to Tom Bontems as compensation for the patents which were transferred to the Company. Mr. Bontems subsequently transferred these preferred shares to Mr. Sun as hereinafter indicated, who caused them to be cancelled.

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

Comparison of the Years Ended December 31, 2007 and 2006

On September 14, 2007, a share exchange agreement was completed in Tom Bontems sold his control shares in Company to Sun Xin and simultaneously a contract to transfer all of the assets and liabilities of Universal Fog, Inc.  to Universal Fog Systems, Inc. was executed.  The accounting treatment for the transaction is Discontinued Operations and therefore there are no comparisons presented for the years ended December 31, 2007 and 2006.

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

“Going Concern Opinion”. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain positive cash flows from operations and profits. Due to the costs of becoming a reporting company, our monthly costs were higher than anticipated. Management is continuing to seek additional equity capital to fund its various activities and as part of a capital procurement plan, filed a form SB2 registration statement with the SEC on October 5, 2005 to sell 4,000,000 shares of its stock to the public. The filing was effective but was discontinued by management.

These events raise doubt as to our ability to continue as a going concern. The report of our independent registered public accounting firm, which accompanied our financial statements for the year ended December 31, 2007, was qualified with respect to that risk. In order to continue as a going concern, we must raise additional funds as noted above and ultimately achieve profit from our operations.

ITEM 7. FINANCIAL STATEMENTS

Our consolidated financial statements and the report of the independent registered public accounting firm appear beginning on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 28, 2008, Turner, Stone & Company, L.L.P. (“Turner, Stone”) was terminated as the independent registered public accounting firm for the Registrant.  Turner, Stone had been the independent registered public accounting firm for and audited the consolidated financial statements of the Registrant and Subsidiary for the years ended December 31, 2003 and 2004, for the five months ended May 31, 2005, and for the years ended December 31, 2005 and 2006.  All of the foregoing audited consolidated financial statements are hereinafter collectively referred to as the “consolidated financial statements.”  The reports of Turner, Stone on the consolidated financial statements for the past fiscal years indicated contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for an explanatory paragraph relating to the Registrant's ability to continue as a "going concern" for the years ended December 31, 2005 and 2006.  The termination of Turner, Stone was approved unanimously by the Board of Directors.

In connection with the audits for the two most recent fiscal years and in connection with Turner, Stone’s review of the three subsequent interim periods to date, there have been no disagreements between the Registrant and Turner, Stone on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Turner, Stone, would have caused Turner, Stone to make reference thereto in their report on the Registrant’s financial statements for these fiscal years.

The Registrant has made the contents of this Form 8-K filing available to Turner, Stone and requested it to furnish a letter to the Securities and Exchange Commission as to whether Turner, Stone agrees or disagrees with, or wishes to clarify Registrant’s expression of its views.  A copy of Turner, Stone’s letter to the SEC was included as an exhibit to the Form 8-K disclosing Turner, Stone's termination.

On March 28, 2008, the Registrant engaged Malone & Bailey, PC as its independent registered public accounting firm. The Registrant had not consulted with Malone & Bailey, PC regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on the Registrant's financial statements, and neither written nor oral advice was provided that would be an important factor considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issues.

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

MANAGEMENT

Directors and Executive Officers

The following table sets forth, as of December 31, 2007 the names and ages of all of our directors and executive officers and all positions and offices held. Each director will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position
Tom A. Bontems	47	CEO and Director
Sun Xin	43	Chairman, CFO, Treasurer and Director

The board of directors serves as the audit, compensation, and disclosure committees. The audit committee does not have a named financial expert but will contract with an outside party to provide this service.

Family Relationships

There are no family relationships between and among any of our directors or executive officers.

Business Experience

The following summarizes the occupation and business experience during the past five years for our officers and directors.

TOM A. BONTEMS, Chief Executive Officer and Director of  Universal Fog, incorporated  in 1996. Prior to 1996, Mr. Bontems was the President and Founder of Arizona Mist which was incorporated in 1989 and was built into a $5MM business which was sold to Orbit Sprinklers. As a result of the sale of Arizona Mist to Orbit Sprinklers, the high pressure division known as Universal Fog was spun off directly to Mr. Bontems. At this point, Universal Fog, Inc. was created as a stand alone company. Mr. Bontems is an expert in the field of misting, high pressure spray and water handling and nozzle technologies. Further expertise lies in the fields of cotton production management, dairy cow, chicken, hog and horse management. Mr. Bontems also founded ACE Curb and Stone which specializes in stone and masonry construction in the Phoenix area. Additionally, Mr. Bontems founded Peek A Boo Bottoms with the granting of a patent in the field of apparel. Several other patents are held in the high pressure spray industry.

SUN, XIN, Chairman, Chief Financial Officer, Treasurer and Director  Mr. Sun attended Jia Mu Si Medical College with a major in pharmacy from 1984 to 1988.  From 1988 to 1991, he was the production at the Ha Yao Group Sanchine Medicine Joint-Stock Ltd. company.  From 1991 to 1994, he was the district director for the Northeast District of China for Pfizer Pharmaceuticals Limited.  Thereafter, he spent one year as the director of the marketing department for Ha Yao Group Sanchine Medicine Joint-Stock Ltd. company.  From 1996 to 2002, he was the chief executive officer of a company he founded, Heilongjiang Bijie Chemical Industry Co., Ltd.  He next obtained his Masters of Business Administration from Renmin University of China.  From 2003 to the present, he was the president and chief executive officer of Harbin Humankind Biology Technology Co., Ltd.

Mr. Sun is well known pharmaceutical field in Harbin, China as a result of all of his professional experience. While he was studying at the Renmin University, Mr. Sun developed many contacts in the pharmaceutical field, which later became district agents and other employees in Humankind’s distribution system.

Employment Agreements/Terms of Office

No members of the Board of Directors or members of the management team presently have employment agreements with us.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated.

Name and Principal Position	Year(s)	Annual Salary	Repayment of Advances, net

Tom Bontems, CEO and President	2007	0	0
	2006	$6,357	$23,191
	2005
Sun Xin	2007	N/A	N/A

Compensation of Directors

The Company’s standard arrangement for compensation of directors for any services provided as Director, including services for committee participation or for special assignments is compensation in the form of restricted stock awards. Each non employee director was not compensated with shares of restricted common stock for services performed during 2007.

We have adopted a Code of Ethics governing the conduct of our officers, directors and employees, a copy of which is attached as Exhibit 14.1 hereto.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of December 31, 2007, regarding the beneficial ownership of our common stock, Preferred Stock (i) by each person or group known by our management to own more than 5% of the outstanding shares of each such class, (ii) by each director, the chief executive officer and each of the other executive officers that were paid more than $100,000 during the last fiscal year, and (iii) by all directors and executive officers as a group. Unless otherwise noted, each person has sole voting and investment power over the shares indicated below, subject to applicable community property laws.

Except as otherwise stated, the mailing address for each person identified below is 1808 South 1st Ave., Phoenix, AZ 85003.

Name	Class	Shares Beneficially Owned	Percent of Class

Sun Xin	Common	24,061,745	53.8%

Tom Bontems	Common	2,766,255	6.2%

Dennis McKee	Common	8,960,000	20.0%
* Less than 1%

(1) Percentage of beneficial ownership is based on 44,694,634 shares of common stock outstanding as of December 31, 2007.
(2) Directors and Officers as a group hold 60.0% of the common stock outstanding as of December 31, 2007.
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

In connection with a Securities Purchase Agreement, dated September 10, 2007 (the “Securities Purchase Agreement”), in which Sun, Xin acquired 24,061,745 shares of common stock of UFI for a purchase price of $500,000 from Tom Bontems, UFI and Universal Fog Systems, Inc., an Arizona corporation which is wholly owned by Tom Bontems (“UFSI”), entered into an Asset Purchase and Sale Agreement., also dated September 10, 2007 (the “APSA”).  Pursuant to the ASPA,  UFSI agreed to acquire all of the assets and assume all of the liabilities of UFI for no additional consideration than entering into the Securities Purchase Agreement and a Share Exchange Agreement, pursuant to which, as described in the Subsequent Event note to the Notes to our Financial Statements, a company known as China Health Industries Holdings Limited and its wholly owned subsidiary, Harbin Humankind Biology Technology Co. Limited, agreed to enter into a reverse merger with UFI.

ITEM 13 – CONTROLS AND PROCEDURES

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

ITEM 13AT - CONTROLS AND PROCEDURES

(a)           The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.

(b)           This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c)           There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 14 - AUDIT AND RELATED FEES

During the year ended December 31, 2007, the following audit and related fees were paid to Turner Stone & Company, LLP and Malone-Bailey. There were no tax or other fees paid.

Audit Fees – Turner Stone	$28,353
Audit Fees—Malone-Bailey	$15,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Universal Fog, Inc.

By:	/s/ Sun, Xin
Sun, Xin
Chairman and Director
Chief Financial Officer
Dated:	April 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sun, Xin	Chairman and Director	April 15, 2008
Sun, Xin	Chief Financial Officer and Principal Accounting Officer

/s/ Tom Bontems	Chief Executive Officer and Director	April 15, 2008
Tom Bontems

ITEM 15 - EXHIBITS

Unless otherwise noted, all exhibits have been previously filed.

Exhibit No.	Description
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

2.4	Agreement dated as of January 3, 2005 between Tom Bontems and Universal Fog, Inc. regarding certain patents.
3.1	Certificate of Incorporation, incorporated herein by reference, filed as an exhibit to the Company’s Registration Statement on Form 10-SB on December 1, 2004, file number 000-51060.
3.2	Bylaws, incorporated herein by reference, filed as an exhibit to the Company’s Registration Statement on Form 10-SB on December 1, 2004, file number 000-51060.
14.1	Code of Ethics (attached)
99.1	Malone-Bailey audit report and audited financial statements of the Company