Form 10KSB/A
period 2007-12-31
UNIVERSAL FOG INC
filed 2008-04-18
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2007

Commission File #000-51060

UNIVERSAL FOG, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

86-0827216
(IRS Employer Identification Number)

168 Bindei Street, Songbei District, Harbin City
Heilongjiang Province, People's Republic of China
(Address of principal executive offices)(Zip Code)

011-86-451-8989-1246
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
☐  No      ☐ Yes
b

Indicate by check mark whether the registrant is a shell company as defined in Rule12b-2 of the Exchange Act.
o  No      ☐ Yes

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

***This 10-KSB/A filing is being made to correct the presentation of the financial statements for the Company for 2006, which was restated, but a new audit of the restated financial statements was not performed.  The Company is currently undertaking an audit of fiscal 2006 as promptly as practicable, and, upon completion, the restated 2006 audited financial statements will be disclosed by amendment.  In the alternative, if an audit opinion for 2006 otherwise becomes available, the Company will consider attaching that audit opinion to this 10-KSB/A by amendment.

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

ITEM 13A – CONTROLS AND PROCEDURES

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

Limitations on the Effectiveness of Controls. Our management does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met.  Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their design and monitoring costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations inf a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Conclusions. Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO/CFO/Principal Accountant has concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO/CFO/Principal Accountant, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter or fiscal year that has materially affected, or is reasonably likely to affect, our Internal Controls.  Subsequent to this Evaluation, we became aware on April 17, 2008 that our Form 10-KSB for the year ended December 31, 2007, contained financial information for 2006 that was not accompanied by a valid auditor’s report and was presented as if it had been accompanied by such a report.  We have filed this amended Form 10-KSB within 24 hours and have engaged an auditor to provide the required audit report.  The Company will take further steps to remedy the situation as promptly as practicable.

ITEM 13AT - CONTROLS AND PROCEDURES

(a)           The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.  See the discussion under Item 13A above.

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

Universal Fog, Inc.

By:	/s/ Sun, Xin
Sun, Xin
Chairman and Director
Chief Financial Officer
Dated:	April 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sun, Xin	Chairman and Director	April 17, 2008
Sun, Xin	Chief Financial Officer and Principal Accounting Officer

/s/ Tom Bontems	Chief Executive Officer and Director	April 17, 2008
Tom Bontems

ITEM 15 - EXHIBITS

Unless otherwise noted, all exhibits have been previously filed.

Exhibit No.	Description
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