Form 10KSB/A
period 2007-12-31
UNIVERSAL FOG INC
filed 2008-05-06
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2007

Commission File #000-51060

UNIVERSAL FOG, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

86-0827216
(IRS Employer Identification Number)

168 Binbei Street
Songbei District, Harbin City
Heilongjiang Province, People’s Republic of China
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

1808 S. 1st Ave., Phoenix, AZ 85003
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
☐ No    ☒Yes

Indicate by check mark whether the registrant is a shell company as defined in Rule12b-2 of the Exchange Act.
☒ No    ☐ Yes

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   o

Revenues for year ended December 31, 2007: $643,398

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 20, 2008, was: $134,265

Number of shares of the registrant’s common stock outstanding as of March 14, 2008 is: 44,694,634

Our Transfer Agent is Interwest Transfer Co., Inc.

***This 10-KSB/A filing is being made to correct the presentation of the financial statements for the Company for 2006 contained in the 10-KSB filed with the Commission on April 15, 2008, which were unaudited.  Since that time, a full audit has been performed and the audit opinion of Malone & Bailey, PC. is now presented and covers the financial statements of the Company for both fiscal 2006 and 2007.

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

Asset Purchase and Sale Agreement

Pursuant to an Asset Purchase and Sale Agreement dated September 10, 2007, we transferred all of our assets and liabilities to Universal Fog Systems, Inc., a private entity that was owned by Tom Bontems, the founder and Chief Executive Officer of the Company and we are no longer an operating company. All of our assets and liabilities are discontinued operations for purposes of generally accepted accounting principles. We are no longer engaged in the following businesses.

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

Competitive Landscape

Universal Fog competes against several competitors both locally and nationally. Some are OEM’s while others are distributors. As is the case with many home improvement industries such as roofing, landscaping or HVAC, a consumer which is in the market for a misting system will obtain several quotations from 3 or 4 local misting companies prior to choosing a supplier. This business to consumer market is very price sensitive. The business to business market is less price-sensitive. In this market, Universal Fog competes more on product offerings, quality, brand recognition, and reputation in the industry. Universal Fog has positioned itself as a higher cost, higher benefit competitor.

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

R&D Activities

We estimate that R&D activities have cost the company $387 during the past year. Such R&D costs primarily arose from labor with little costs in materials.

Foreign Sales

Sales outside of the United States accounted for 20% of sales in 2006, and have accounted for 36% of sales in 2007. Nearly all of these sales were executed through independent distributors and sales representatives in foreign countries.

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

NUMBER OF EMPLOYEES

As of December 31, 2007, we have 6 full-time employees, including Tom Bontems and Sun, Xin, and no part-time employees. We have had a very good relationship with our employees, some of whom have been employed since inception.

ITEM 2. DESCRIPTION OF PROPERTY

Offices

Our principal executive offices are located at 168 Binbei Street, Songbei District, Harbin City, Heilongjiang Province, People’s Republic of China.  Our telephone number is 011-86-451-8989-1246.

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

Comparison of the Years Ended December 31, 2007 and 2006

On September 10, 2007, a share exchange agreement was completed in Tom Bontems sold his control shares in Company to Sun Xin and simultaneously a contract to transfer all of the assets and liabilities of Universal Fog, Inc.  to Universal Fog Systems, Inc. was executed.  The accounting treatment for the transaction is Discontinued Operations and therefore there are no comparisons presented for the years ended December 31, 2007 and 2006.

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

Employment Agreements/Terms of Office

No members of the Board of Directors or members of the management team presently have employment agreements with us.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated.

Name and Principal Position	Year(s)	Annual Salary	Repayment of Advances, net

Tom Bontems, CEO and President	2007	0	0
	2006	$6,587	$23,191
	2005	76,723	0
Sun Xin	2007	N/A	N/A

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

ITEM 13A – CONTROLS AND PROCEDURES

Annual Evaluation of Controls.  As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our Chief Executive Officer, Thomas Bontems (“Bontems”).  In this section, we present the conclusions of Bontems based on and as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls.

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

Conclusions. Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO/CFO/Principal Accountant has concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO/CFO/Principal Accountant, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter or fiscal year that has materially affected, or is reasonably likely to affect, our Internal Controls.  Subsequent to this Evaluation, we became aware on April 17, 2008 that our Form 10-KSB for the year ended December 31, 2007, contained financial information for 2006 that was not accompanied by a valid auditor’s report and was presented as if it had been accompanied by such a report.  We filed an amended Form 10-KSB/A within 24 hours of discovery of the problem, and engaged an auditor to provide the required audit report for the financial results of 2007 and 2006.  Such audit report is contained in this Form 10-KSB/A, Amendment No. 2.  The Company will take further steps to remedy the situation as may be necessary, as promptly as practicable.

ITEM 13A(T) - CONTROLS AND PROCEDURES

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

Universal Fog, Inc.

By:	/s/ Sun, Xin
Sun, Xin
Chairman and Director
Chief Financial Officer
Dated:	May 5, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sun, Xin	Chairman and Director	May 5, 2008
Sun, Xin	Chief Financial Officer and Principal Accounting Officer

/s/ Tom Bontems	Chief Executive Officer and Director	May 5, 2008
Tom Bontems

ITEM 15 - EXHIBITS

Unless otherwise noted, all exhibits have been previously filed.

Exhibit No.	Description
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