Form 10-Q
period 2008-03-31
UNIVERSAL FOG INC
filed 2008-05-06
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-50814

UNIVERSAL FOG, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	86-0827216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

168 Binbei Street
Songbei District, Harbin City
Heilongjiang Province, People’s Republic of China
(Address of Principal Executive Offices)

011-86-451 8989 1246
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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 23, 2008: 44,694,634 shares of common stock.

UNIVERSAL FOG, INC.

FORM 10-Q

PART I -- FINANCIAL INFORMATION

Item 1.       Financial Information

BASIS OF PRESENTATION

The accompanying financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

UNIVERSAL FOG, INC.

AND SUBSIDIARY

FINANCIAL STATEMENTS

As of March 31, 2008

Table of Contents

Page #

Consolidated Balance Sheet	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6 - 7

Notes to the Consolidated Financial Statements	8 - 10

Universal Fog, Inc.
And Subsidiary
Consolidated Balance Sheet
As of March 31, 2008 (Unaudited) and December 31, 2007 (Audited)

	March 31, 2008	December 31, 2007
Assets

Total Assets	$0	0

Liabilities and Stockholders’ Equity

Total Liabilities:	0	0

Stockholders’ Equity:

Convertible preferred stock, $.0001 par value,
6,000,000 shares authorized, none
issued and outstanding	0	0
Common stock, $.0001 par value,
300,000,000 shares authorized,
44,694,634 shares
issued and outstanding	4,469	4,469
Preferential Dividend – Tom Bontems	(442,057)	(442,057)
Additional Paid-in Capital	1,149,814	1,113,424
Accumulated Deficit	(712,226)	(675,836)

Total Stockholders’ Equity	0	0

Total Liabilities and Stockholders’ Equity	$0	0

See Notes to Consolidated Financial Statements.

Universal Fog, Inc.
and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	3 Mos. Ended March 31, 2008	3 Mos. Ended March 31, 2007

General and administrative expenses	36,390	32,779

Loss from continuing operations	(36,390)	(32,779)
Income from discontinued operations	0	18,237
Net Loss	$(36,390)	$(14,542)

Loss Per Common Share: Basic and Diluted
Continuing operations	$0.00	$0.00
Discontinued operations	0.00	0.00
Total	0.00	0.00
Weighted Average Common Shares Outstanding	40,155,384	38,642,300

See Notes to Consolidated Financial Statements.

UNIVERSAL FOG, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007

Cash flows from operating activities:

Net cash provided by (used in) operating activities	$(36,390)	$8,498

Cash flows from investing activities:

Net cash (used in) investing activities	-	-

Cash flows from financing activities:

Net cash provided by financing activities	36,390	2,907

Net increase (decrease) in cash	0	11,405

Cash at beginning of period	0	9,755

Cash at end of period	$0	$21,160

See Notes to Consolidated Financial Statements.

UNIVERSAL FOG, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

Supplemental Cash Flows Disclosures

	2008	2007

Interest paid	$--	$2,898

Income taxes paid	$--	$--

Non-Cash Investing and Financing Activities

	2008	2007

	$--	$--

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

UNIVERSAL FOG, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has suffered recurring operating losses and it has substantially no cash. These conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern. Management is continuing to seek additional equity capital to fund its various activities. Management has also eliminated or reduced unnecessary costs. However, there is no assurance that steps taken by management will meet the Company’s needs or that it will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and cash flows

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

Income/loss per share

Basic income/loss per share amounts are computed by dividing the net income or loss by the weighted average number of common stock shares outstanding. For the three months ended March 31, 2008 and 2007, basic income/loss per share amounts are based on 44,694,634 and 38,642,300 weighted-average number of common stock shares outstanding, respectively.

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

Convertible preferred stock

On May 9, 2005, the Company issued 4,000,000 preferred stock shares to its majority common stockholder. As part of the share exchange agreement, these shares were returned to the Company.  See Note 5 and 6 for the exchange agreement.

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

On January 16, 2005, Brian Hahn, Chief Operating Officer, presented a proposed employment contract for the Board of Directors approval. The Board, by unanimous vote, declined to approve the contract and, as part of a cost containment process, terminated Mr. Hahn’s services to the Company. Mr. Hahn filed suit alleging a contractual violation and requesting cash damages of $63,453 and common stock in the amount of 3,458,295 shares. As of December 31, 2005, the Company accrued a loss contingency of $12,602 relating to this matter. As of December 31, 2006, an additional loss contingency of $82,398 was accrued to reflect a settlement agreement which was reached on March 22, 2007.

UNIVERSAL FOG, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

4.     RELATED PARTY TRANSACTIONS

The Company’s majority stockholder entered in to an agreement whereby he assigned certain patent rights to the Company in exchange for 4,000,000 shares of the Company’s preferred stock (Note 2). These patent rights were also recorded at the stockholder’s historical cost of $50,218.

In connection with a Securities Purchase Agreement, dated September 10, 2007 (the “Securities Purchase Agreement”), in which Sun, Xin acquired 24,061,745 shares of common stock of UFI for a purchase price of $500,000 from Tom Bontems, UFI and Universal Fog Systems, Inc., an Arizona corporation which is wholly owned by Tom Bontems (“UFSI”), entered into an Asset Purchase and Sale Agreement., also dated September 10, 2007 (the “APSA”). Pursuant to the ASPA, UFSI agreed to acquire all of the assets and assume all of the liabilities of UFI for no additional consideration than entering into the Securities Purchase Agreement and a Share Exchange Agreement, pursuant to which, as described in notes 5 and 6 to the Notes to our Financial Statements, a company known as China Health Industries Holdings Limited and its wholly owned subsidiary, Harbin Humankind Biology Technology Co. Limited, agreed to enter into a reverse merger with UFI..

5.           CHANGE IN CONTROL

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

Under the terms of the purchase and sale agreement, even though the transfer of the assets is not closed yet, Universal Fog Systems, Inc was assigned the right to manage the assets of the Company and is bearing the gain or loss of the operations after the close of the transfer of the liabilities. As a result, the Company lost control of its assets upon transferring the liabilities. For accounting purposes, the sale of assets already occurred even though transaction is not legally closed yet.

As a result, all assets and liabilities are deemed to be transferred to Universal Fog Systems, Inc as of September 14, 2007. Since Universal Fog Systems, Inc is owned by the principal owner of the Company (Tom Bontems), the transaction is deemed to be between entities under common control. As a result, no gain or loss are recognized and the difference between the assets and liabilities transferred are recorded as preferential dividends to principal shareholder in the stockholders’ equity section.

As a result of the transaction, discontinued operations was presented in the income statements.

6.            Ongoing Transactions

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

On October 15, 2007, the Company entered in to a Share Exchange Agreement to acquire 100% of the share capital of China Health Industries Holdings Limited which owns 100% of the share capital of Harbin Humankind Biology Technology Co. Limited.  Pursuant to the agreement, the Company will acquire one hundred percent (100%) of all of the issued and outstanding share capital from Sun Xin in exchange for 60,000,000 shares of Universal Fog, Inc. common stock.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Comparison of the Three-Month Periods Ended March 31, 2007 and 2006

On September 14, 2007, a share exchange agreement was completed in Tom Bontems sold his control shares in Company to Sun Xin and simultaneously a contract to transfer all of the assets and liabilities of Universal Fog, Inc.  to Universal Fog Systems, Inc. was executed.  The accounting treatment for the transaction is Discontinued Operations and therefore there are no comparisons presented for the quarter ended March 31, 2008 and 2007.

Liquidity and Capital Resources

We funded our cash requirements for the three-month period ended March 31, 2007 through capital contributions by our majority stockholder. The Company does not have any material commitments for capital expenditures as of the date of this report. Management believes sufficient cash flow will be available during the next twelve months to satisfy its short-term obligations.

UFI has suffered a loss from discontinued operations for the three-month period ending March 31, 2008 of $36,390.

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

Under the terms of the purchase and sale agreement, even though the transfer of the assets is not closed, Universal Fog Systems, Inc was assigned the right to manage the assets of the Company and is bearing the gain or loss of the operations after the close of the transfer of the liabilities.  As a result, the Company lost control of its assets upon transferring the liabilities. For accounting purposes, the sale of assets occurred even though transaction is not legally closed.

As a result, all assets and liabilities are deemed to be transferred to Universal Fog Systems, Inc as of September 14, 2007. Since Universal Fog Systems, Inc is owned by the principal owner of the Company (Tom Bontems), the transaction is deemed to be between entities under common control. As a result, no gain or loss is recognized and the difference between the assets and liabilities transferred are recorded as preferential dividends to principal shareholder in the stockholders’ equity section.

As a result of the transaction, discontinued operations were presented in the income statements.

Ongoing Transactions

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

On October 15, 2007, the Company entered in to a Share Exchange Agreement to acquire 100% of the share capital of China Health Industries Holdings Limited which owns 100% of the share capital of Harbin Humankind Biology Technology Co. Limited.  Pursuant to the agreement, the Company will acquire one hundred percent (100%) of all of the issued and outstanding share capital from Sun Xin in exchange for 60,000,000 shares of Universal Fog, Inc. common stock.

Related Party Transactions

The Company’s previous majority stockholder entered in to an agreement whereby he assigned certain patent rights to the Company in exchange for 4,000,000 shares of the Company’s preferred stock (Note 2). These patent rights were also recorded at the stockholder’s historical cost of $50,218.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. During the first three months of 2008, the Company has not utilized any financing arrangements or investing arrangements and is not currently subject to any market risk.

Item 4(A)   Controls and Procedures

Evaluation of Controls.  As of the end of the period covered by this report on Form 10-QSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, Thomas Bontems (“Bontems”).  In this section, we present the conclusions of Bontems based on and as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls.

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

Conclusions. Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO/CFO/Principal Accountant has concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO/CFO/Principal Accountant, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter or fiscal year that has materially affected, or is reasonably likely to affect, our Internal Controls.  .  Subsequent to this Evaluation, we became aware on April 17, 2008 that our Form 10-KSB for the year ended December 31, 2007, contained financial information for 2006 that was not accompanied by a valid auditor’s report and was presented as if it had been accompanied by such a report.  We filed an amended Form 10-KSB within 24 hours and have engaged an auditor to provide the required audit report.  The Company will take further steps to remedy the situation as promptly as practicable

Item 4(A)T    Controls and Procedures

(a)           The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.  See the discussion under Item 4(A) above.

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

(c)           There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

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

Item 2.     Changes in Securities

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ending March 31, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports of Form 8-K

(a)          Exhibits

  31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

  32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)          Reports of Form 8-K

2-20-2008 – Super 8-K/A Securities Purchase Agreement

4-4-2008  -- Change in Certifying Accountant

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Universal Fog, Inc.
Registrant

Date: May 5, 2008	By: /s/ Sun, Xin	By: /s/ Tom Bontems
	Sun, Xin	Tom Bontems
	Chairman and CFO	Chief Executive Officer