Form 10QSB/A
period 2005-03-31
UNIVERSAL FOG INC
filed 2008-07-22
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 2

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File No. 000-50814

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

Preliminary Note:  The Form 10-QSB/A1 of Universal Fog, Inc. filed with the Commission on June 22, 2006, is being amended hereby to attach as an exhibit the Certificate of Amendment of Certificate of Incorporation of the Company which was filed with the Secretary of State of Delaware on May 10, 2005 and pursuant to which the authorized capital stock of the Company was increased and the name of the Company was changed.

Universal Fog, Inc.
f.k.a. Edmonds 6, Inc.
(a development stage company)

PART I - FINANCIAL INFORMATION
b

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

EDMONDS 6, INC.
(a development stage company)
UNIVERSAL FOG, INC.
(a development stage company)

FINANCIAL STATEMENTS

As Of March 31, 2005

UNIVERSAL FOG, INC.
(a development stage company)

Financial Statements Table of Contents
Page #

Balance Sheet	5

Statement of Operations and Retained Deficit	6 - 7

Statement of Stockholders’ Equity	8

Cash Flow Statement	9

Notes to the Financial Statements	10 -12

UNIVERSAL FOG, INC.
(a development stage company)
BALANCE SHEET
As of March 31, 2005 AND OCTOBER 31, 2004

	March 31, 2005	October 31, 2004

ASSETS

CURRENT ASSETS
Cash	$0	$0
TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
Accrued expenses	$1,000	$500
TOTAL LIABILITIES	1,000	500

STOCKHOLDER’S EQUITY
Common Stock - par value $0.0001; 100,000,000 shares authorized; 100,000 issued and outstanding	10	10

Additional paid in capital	90	90

Accumulated Deficit	(1,100)	(600)

Total stockholder's equity	(1,000)	(500)

TOTAL LIABILITIES AND EQUITY	$0	$0

The accompanying notes are an integral part of these financial statements.

UNIVERSAL FOG, INC.
(a development stage company)
STATEMENT OF OPERATIONS
For the five months ending March 31, 2005, and
from inception (August 19, 2004) through March 31, 2005

	Five Months From Inception to
	March 31, 2005	March 31, 2005

REVENUE
Sales	$0	$0
Cost of Sales	0	0

GROSS PROFIT	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	500	1,100

NET LOSS	(500)	(1,100)

ACCUMULATED DEFICIT, BEGINNING BALANCE	0	0

ACCUMULATED DEFICIT, ENDING BALANCE	$(500)	$(1,100)

NET EARNINGS PER SHARE

Basic Earnings Per Share
Net loss per share	(Less than .01)

Basic Weighted Average Number of Common Shares Outstanding	1,000,000

The accompanying notes are an integral part of these financial statements.

UNIVERSAL FOG, INC.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending March 31, 2005

Three Months
March 31, 2005

REVENUE
Sales	$0
Cost of sales	0

GROSS PROFIT	0

GENERAL AND ADMINISTRATIVE EXPENSES	250

NET LOSS	(250)

The accompanying notes are an integral part of these financial statements.

UNIVERSAL FOG, INC.
(a development stage company)
STATEMENT OF STOCKHOLDER'S EQUITY
From inception (August 19, 2004) through March 31, 2005

	SHARES	ADDITIONAL COMMON STOCK	PAID IN	ACCUMULATED DEFICIT	TOTAL

Stock issued on acceptance Of incorporation expenses August 19, 2004	100,000	$10	$90	$100	$100

Net loss				(600)	(600)

Total at October 31, 2004	100,000	$10	$90	$(600)	$(500)

Net loss				(500)	(500)

Total at March 31, 2005	100,000	$10	$90	$(1,100)	$(1,000)

The accompanying notes are an integral part of these financial statements.

UNIVERSAL FOG, INC.
(a development stage company)
STATEMENT OF CASH FLOWS
For the five months ended March 31, 2005, and
from inception (August 19, 2004) through March 31, 2005

	From
	March 31, 2005	Inception

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(500)	$(1,100)
Compensation in the form of stock	0	100
Increases (Decrease) in accrued expenses	500	1,100
NET CASH PROVIDED OR (USED) IN OPERATIONS	0	0

CASH FLOWS FROM INVESTING ACTIVITIES

None	0	0

CASH FLOWS FROM FINANCING ACTIVITIES

None	0	0

CASH RECONCILIATION

Net increase (decrease) in cash	0	0
Beginning cash balance	0	0

CASH BALANCE AT END OF PERIOD	$0	$0

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

Basis of Accounting - The Company's financial statements are prepared in accordance with generally accepted accounting principles.

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

UNIVERSAL FOG, INC.
 (a development stage company)
NOTES TO FINANCIAL STATEMENTS

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

7. Operating Lease Agreements:

The Company has no agreements at this time.

8. Stockholder's Equity:

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

UNIVERSAL FOG, INC.
 (a development stage company)
NOTES TO FINANCIAL STATEMENTS

10. Earnings Per Share:

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

12. Subsequent Event

On May 9, 2005, the Company entered in a stock purchase agreement and share exchange with Universal Fog, Inc., an Arizona corporation. Pursuant to this agreement, Universal Fog, Inc. (which has been in continuous operation since 1996) became a wholly owned subsidiary of the Company, and the Company changed its name to Universal Fog, Inc. In addition, on May 10, 2005, the Company amended its Articles of Incorporation to raise its authorized capital to 310,000,000 shares of which 300,000,000 are common stock and 10,000,000 shares are preferred stock.  A copy of the Certificate of Amendment of Certificate of Incorporation of the Company which implemented the name change and increase in capitalization is attached hereto as Exhibit 3.1 and incorporated by reference herein.

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

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a) Exhibits

3.1  Certificate of Amendment of Certificate of Incorporation, dated May 10, 2005.
31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2  Certification pursuant to Section 302 of  Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

Edmonds 6, Inc.
Registrant

Date: July 7, 2008	By: /s/ Tom Bontems
Tom Bontems
Chief Executive Officer