Form 10KSB/A
period 2007-12-31
UNIVERSAL FOG INC
filed 2008-07-22
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A3
Amendment No. 3

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  No ☐   Yes ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule12b-2 of the Exchange Act.  No ☒   Yes ☐

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

Asset Purchase and Sale Agreement

Pursuant to an Asset Purchase and Sale Agreement dated September 10, 2007, we transferred all of our assets and liabilities to Universal Fog Systems, Inc., a private entity and we are no longer an operating company. All of our assets and liabilities are discontinued operations for purposes of generally accepted accounting principles. We are no longer engaged in the following businesses.  Tom Bontems, the founder and Chief Executive Officer of the Company, is no longer involved in the business.

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

NUMBER OF EMPLOYEES

As of December 31, 2007, we have 6 full-time employees including Tom Bontems, and no part-time employees. We have had a very good relationship with our employees, some of whom have been employed since inception.

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

ITEM 7. FINANCIAL STATEMENTS

Our consolidated financial statements and the report of the independent registered public accounting firm appear beginning on page F-2 of this report at Exhibit 99.1.

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

ITEM 8A – CONTROLS AND PROCEDURES

Annual Evaluation of Controls.  As of the end of the period covered by this annual report on Form 10-KSB/A3, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, Thomas Bontems and Sun, Xin (“Bontems and Sun”).  In this section, we present the conclusions of Bontems and Sun based on and as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls.

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

Scope of the Evaluation. The CEO/CFO/Principal Accountant’s evaluation of our Disclosure Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO/CFO/Principal Accountant sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to make modifications if and as necessary.  Our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Conclusions. Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO/CFO/Principal Accountant has concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO/CFO/Principal Accountant, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principles generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter or fiscal year that has materially affected, or is reasonably likely to affect, our Internal Controls.  Subsequent to this Evaluation, we became aware on April 17, 2008 that our Form 10-KSB for the year ended December 31, 2007, contained financial information for 2006 that was not accompanied by a valid auditor’s report and was presented as if it had been accompanied by such a report.  We filed an amended Form 10-KSB/A2 within 24 hours of discovery of the problem, and engaged an auditor to provide the required audit report for the financial results of 2007 and 2006.  Such audit report is contained in this Form 10-KSB/A3, Amendment No. 3.  The Company will take further steps to remedy the situation as may be necessary, as promptly as practicable.

ITEM 8AT - CONTROLS AND PROCEDURES

(a)           The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.  See the discussion under Item 8A above.

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

Employment Agreements/Terms of Office

No members of the Board of Directors or members of the management team presently have employment agreements with us.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated.

Name and Principal Position	Year(s)	Annual Salary	Repayment of Advances, net

Tom Bontems, CEO and President	2007	0	0
	2006	$6,587	$23,191
	2005	0	0
Sun Xin, Chairman and CFO	2007	$2,554	0

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

2.4	Agreement dated as of January 3, 2005 between Tom Bontems and Universal Fog, Inc. regarding certain patents.
3.1	Certificate of Incorporation, incorporated herein by reference, filed as an exhibit to the Company’s Registration Statement on Form 10-SB on December 1, 2004, file number 000-51060.
3.2	Bylaws, incorporated herein by reference, filed as an exhibit to the Company’s Registration Statement on Form 10-SB on December 1, 2004, file number 000-51060.
14.1	Code of Ethics (attached)
31.1	Certification of Chairman and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (attached)
31.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (attached)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (attached)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (attached)
99.1	Malone-Bailey audit report and audited financial statements of the Company

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

Universal Fog, Inc.

By:	/s/ Sun, Xin
Sun, Xin
Chairman and Director
Chief Financial Officer
Dated:	July 7, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sun, Xin	Chairman and Director	July 7, 2008
Sun, Xin	Chief Financial Officer and Principal Accounting Officer

/s/ Tom Bontems	Chief Executive Officer and Director	July 7, 2008
Tom Bontems

EXHIBIT INDEX

Unless otherwise noted, all exhibits have been previously filed.

Exhibit No.	Description
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

2.4	Agreement dated as of January 3, 2005 between Tom Bontems and Universal Fog, Inc. regarding certain patents.
3.1	Certificate of Incorporation, incorporated herein by reference, filed as an exhibit to the Company’s Registration Statement on Form 10-SB on December 1, 2004, file number 000-51060.
3.2	Bylaws, incorporated herein by reference, filed as an exhibit to the Company’s Registration Statement on Form 10-SB on December 1, 2004, file number 000-51060.
14.1	Code of Ethics (attached)
31.1	Certification of Chairman and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (attached)
31.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (attached)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (attached)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (attached)
99.1	Malone-Bailey audit report and audited financial statements of the Company