Form 10-Q/A
period 2008-03-31
UNIVERSAL FOG INC
filed 2008-07-22
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 000-50814

UNIVERSAL FOG, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0827216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

168 Binbei Street
Songbei District, Harbin City
Heilongjiang Province, People’s Republic of China
(Address of Principal Executive Offices)

011-86-451 8989 1246
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Fule 12b-2 of the Exchange Act.

Larger accelerated filer  ☐          Accelerated filer  ☐   Non-accelerated filer  ☐ (Do not check if a smaller reporting company)        Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 23, 2008: 44,694,634 shares of common stock.

UNIVERSAL FOG, INC.

FINANCIAL STATEMENTS

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-K and item 310 under Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

UNIVERSAL FOG, INC.

AND SUBSIDIARY

FINANCIAL STATEMENTS

As of March 31, 2008

Table of Contents

Page #

Consolidated Balance Sheet	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to the Consolidated Financial Statements	7 - 9

Universal Fog, Inc.
And Subsidiary
Consolidated Balance Sheet
As of March 31, 2008 (Unaudited) and December 31, 2007 (Audited)

	March 31, 2008	December 31, 2007
Assets

Total Assets	$0	0

Liabilities and Stockholders’ Equity

Total Liabilities:	0	0

Stockholders’ Equity:

Convertible preferred stock, $.0001 par value,
10,000,000 shares authorized, none
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

UNIVERSAL FOG, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with a Securities Purchase Agreement, dated September 10, 2007 (the “Securities Purchase Agreement”). in which Sun, Xin acquired 24,061,745 shares of common stock of UFI for a purchase price of $500,000 from Tom Bontems, UFI and Universal Fog Systems, Inc., an Arizona corporation which is wholly owned by Tom Bontems (“UFSI”), entered into an Asset Purchase and Sale Agreement., also dated September 10, 2007 (the “APSA”).  Pursuant to the ASPA,  UFSI agreed to acquire all of the assets and assume all of the liabilities of UFI for no additional consideration than entering into the Securities Purchase Agreement and a Share Exchange Agreement, pursuant to which, as described in notes 5 and 6 to the Notes to our Financial Statements, a company known as China Health Industries Holdings Limited and its wholly owned subsidiary, Harbin Humankind Biology Technology Co. Limited, agreed to enter into a reverse merger with UFI.

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

6.           Ongoing Transactions

On October 19, 2007, the Board of Directors approved a 1:20 reverse stock split of the Company’s common stock. A written consent was approved by the shareholders owning a majority of the shares, which consent provides that the Company shall have the authority to amend our certificate of incorporation to effect a 1:20 reverse stock split of our common stock. A Preliminary Information Statement was filed with the Commission on October 23, 2007, and is undergoing a review by the staff of the Commission. The authorized common shares will remain at 310,000,000 of which 10,000,000 will remain as authorized preferred shares.

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

Ongoing Transactions

On October 19, 2007, the Board of Directors approved a 1:20 reverse stock split of the Company’s common stock.  A written consent was approved by the shareholders owning a majority of the shares, which consent provides that the Company shall have the authority to amend our certificate of incorporation to effect a 1:20 reverse stock split of our common stock.  A Preliminary Information Statement was filed with the Commission on October 23, 2007, and is undergoing a review by the staff of the Commission.   The authorized common shares will remain at 310,000,000 of which 10,000,000 will remain as authorized preferred shares.

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

In connection with a Securities Purchase Agreement, dated September 10, 2007 (the “Securities Purchase Agreement”). in which Sun, Xin acquired 24,061,745 shares of common stock of UFI for a purchase price of $500,000 from Tom Bontems, UFI and Universal Fog Systems, Inc., an Arizona corporation which is wholly owned by Tom Bontems (“UFSI”), entered into an Asset Purchase and Sale Agreement., also dated September 10, 2007 (the “APSA”).  Pursuant to the ASPA,  UFSI agreed to acquire all of the assets and assume all of the liabilities of UFI for no additional consideration than entering into the Securities Purchase Agreement and a Share Exchange Agreement, pursuant to which, as described in the Subsequent Event note to the Notes to our Financial Statements, a company known as China Health Industries Holdings Limited and its wholly owned subsidiary, Harbin Humankind Biology Technology Co. Limited, agreed to enter into a reverse merger with UFI.

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

Item 4(A)  Controls and Procedures

Evaluation of Controls.  As of the end of the period covered by this report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, Thomas Bontems (“Bontems”) and Sun, Xin (“Sun”).  In this section, we present the conclusions of Bontems and Sun based on and as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls.

CEO/CFO/Principal Accountant Certification.  Attached to this quarterly report are certain certifications of the CEO/CFO/Principal Accountant, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d–14(a) Certifications"). This section of the quarterly report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d–14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d–14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls. Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared.

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

Scope of the Evaluation. The CEO/CFO/Principal Accountant’s evaluation of our Disclosure Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. In the course of the Evaluation, the CEO/CFO/Principal Accountant sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB/A. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to make modifications if and as necessary.  Our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

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

(b)           This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

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

Item 2.                   Changes in Securities.

None.

Item 3.                   Defaults Upon Senior Securities.

None.

Item 4.                   Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2008, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.                   Other Information.

None.

Item 6.                   Exhibits and Reports on Form 8-K.

(a)                    Exhibits

       31.1  Certification of Chairman and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
       31.2  Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
       32.1  Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
       32.2  Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b)                   Reports on Form 8-K

       2-20-2008 – Super 8-K/A Securities Purchase Agreement
       4-4-2008 – Change in Certifying Accountant

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Universal Fog, Inc.
Registrant

Date: July 7, 2008	By: /s/ Sun, Xin	By: /s/ Tom Bontems
	Sun, Xin	Tom Bontems
	Chairman and CFO	Chief Executive Officer