Form 10-Q/A
period 2008-03-31
UNIVERSAL FOG INC
filed 2008-08-14
CIK 1309057

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

Exhibit 31.1

CERTIFICATION OF CHAIRMAN
AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Sun, Xin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A2 of Universal Fog, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods present in this report, except as otherwise noted in Item 4(A);

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared, except as otherwise noted in Item 4(A);

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, except as otherwise noted in Item 4(A);

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, except as otherwise noted in Item 4(A); and

d)
Disclosed in this report any change in the registrant’s internal control over financing reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting, except as otherwise noted in Item 4(A); and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: August 11, 2008

/s/ Sun, Xin Sun, Xin Chairman, Chief Financial Officer and Principal Accounting Officer

Exhibit 31.2

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Tom Bontems, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A2 of Universal Fog, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods present in this report, except as otherwise noted in Item 4(A);

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared, except as otherwise noted in Item 4(A);

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, except as otherwise noted in Item 4(A);

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, except as otherwise noted in Item 4(A); and

d)
Disclosed in this report any change in the registrant’s internal control over financing reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting, except as otherwise noted in Item 4(A); and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: August 11, 2008

/s/ Tom Bontems Tom Bontems Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report On Form 10-Q/A2 of Universal Fog Inc. for the quarter ended March 31, 2008, I, Sun, Xin, Chairman and Chief Financial Officer of Universal Fog Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.
Such Quarterly Report on Form 10-Q/A2 for the quarter ended March 31, 2008, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, except as otherwise noted in Item 4(A); and

2.
The information contained in such Quarterly Report on Form 10-Q/A2 for the quarter ended March 31, 2008, fairly presents, in all material respects, the financial condition and results of operations of Universal Fog Inc., except as otherwise noted in Item 4(A).

By:	/s/ Sun, Xin Sun, Xin Chairman Chief Financial Officer and Principal Accounting Officer

Dated:	August 11, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report On Form 10-Q/A2 of Universal Fog Inc. for the quarter ended March 31, 2008, I, Tom Bontems, Chief Executive Officer of Universal Fog Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.
Such Quarterly Report on Form 10-Q/A2 for the quarter ended March 31, 2008, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, except as otherwise noted in Item 4(A); and

2.
The information contained in such Quarterly Report on Form 10-Q/A2 for the quarter ended March 31, 2008, fairly presents, in all material respects, the financial condition and results of operations of Universal Fog Inc., except as otherwise noted in Item 4(A).

By:	/s/ Tom Bontems Tom Bontems Chief Executive Officer

Dated:	August 11, 2008