Form 10-Q
period 2008-06-30
UNIVERSAL FOG INC
filed 2008-08-14
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2008: 44,694,634 shares of common stock.

UNIVERSAL FOG, INC.

FINANCIAL STATEMENTS

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-K and item 310 under Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended June 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

UNIVERSAL FOG, INC.

AND SUBSIDIARY

FINANCIAL STATEMENTS

As of June 30, 2008

Table of Contents

Page #

Unaudited Consolidated Balance Sheets	4

Unaudited Consolidated Statements of Operations	5

Unaudited Consolidated Statements of Cash Flows	6

Notes to the Unaudited Consolidated Financial Statements	7 - 8

Universal Fog, Inc.
And Subsidiary
Consolidated Balance Sheet
As of June 30, 2008 and December 31, 2007
(Unaudited)

	June 30, 2008	December 31, 2007
Assets

Total Assets	$0	0

Liabilities and Stockholders’ Equity

Total Liabilities:	0	0

Stockholders’ Equity:
Convertible preferred stock, $.0001 par value,
10,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $.0001 par value,
300,000,000 shares authorized, 44,694,634 shares issued and outstanding	4,469	4,469
Preferential Dividend – Tom Bontems	(442,057)	(442,057)
Additional Paid-in Capital	1,205,877	1,113,424
Accumulated Deficit	(768,289)	(675,836)

Total Stockholders’ Equity (Deficit)	0	0

Total Liabilities and Stockholders’ Equity (Deficit)	$0	0

See Notes to Unaudited Consolidated Financial Statements

Universal Fog, Inc.
and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

OPERATING EXPENSES

General and administrative	$56,063	$58,945	$92,452	$90,671

Loss for continuing operations	-	(58,945)	-	(90,761)
Income from discontinued operations	-	128,303	-	145,577

Net Income (Loss)	$(56,063)	$69,358	$(92,452)	$54,816

Income (Loss) per Common Share: Basic and Diluted
Continuing Operations	$0.00	$0.00	$0.00	$0.00
Discontinued Operations	0.00	0.00	0.00	0.00
Total	0.00	0.00	0.00	0.00

Weighted Average Common Shares Outstanding	44,694,634	40,694,634	44,694,634	40,694,634

See Notes to Unaudited Consolidated Financial Statements

UNIVERSAL FOG, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007

Cash flows from operating activities:

Net Income	$(92,452)	$23,412

Net cash provided by (used in) operating activities	$(92,452)	$23,412

Cash flows from investing activities:

Net cash (used in) investing activities	-	-

Cash flows from financing activities:

Net cash provided by financing activities	92,452	0

Net increase (decrease) in cash	0	23,412

Cash at beginning of period	0	9,756

Cash at end of period	$0	$33,168

Supplemental Cash Flows Disclosures
	2008	2007

Interest paid	$--	$9,189

Income taxes paid	$--	$--

Non-Cash Investing and Financing Activities
	2008	2007

Common stock issued for services	--	$4,500

Common stock issued in settlement of lawsuit (recorded in accrued liabilities at 12/31/06)		$95,000

See Notes to Consolidated Financial Statements.

UNIVERSAL FOG, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Universal Fog, Inc, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in Universal Fog’s latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-KSB, have been omitted.

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

2.           CRITICAL ACCOUNTING POLICIES

Refer to the financial statements included in the Form 10-KSB/A filed with SEC on July 22, 2008.

3.           GOING CONCERN

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

4.           CAPITAL STRUCTURE DISCLOSURES

The Company’s capital structure is complex and consists of a series of convertible preferred stock and a general class of common stock. The Company is authorized to issue 310,000,000 shares of stock with a par value per share of $.0001, 10,000,000 of which have been designated as preferred shares and 300,000,000 of which have been designated as common shares.

Convertible preferred stock

On May 9, 2005, the Company issued 4,000,000 preferred stock shares to its majority common stockholder. As part of the share exchange agreement, these shares were returned to the Company.  See Note 7 and 8 for the exchange agreement.

Common stock

Each common stock share contains one voting right and contains the rights to dividends if and when declared by the Board of Directors.

Stock options, warrants and other rights

As of June 30, 2008, the Company had not adopted any employee stock option plans and no other stock options, warrants or other stock rights have been granted or issued.

UNIVERSAL FOG, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.           COMMITMENTS AND CONTINGENCIES

Leases

At March 31, 2008, the Company was not obligated under any capital or operating lease agreements.

Legal matters

The Company is subject to legal proceedings that arise in the ordinary course of business.

6.           RELATED PARTY TRANSACTIONS

In connection with a Securities Purchase Agreement, dated September 10, 2007 (the “Securities Purchase Agreement”). in which Sun, Xin acquired 24,061,745 shares of common stock of UFI for a purchase price of $500,000 from Tom Bontems, UFI and Universal Fog Systems, Inc., an Arizona corporation which is wholly owned by Tom Bontems (“UFSI”), entered into an Asset Purchase and Sale Agreement., also dated September 10, 2007 (the “APSA”). Pursuant to the ASPA, UFSI agreed to acquire all of the assets and assume all of the liabilities of UFI for no additional consideration than entering into the Securities Purchase Agreement and a Share Exchange Agreement, pursuant to which, as described in notes 7 and 8 to the Notes to our Financial Statements, a company known as China Health Industries Holdings Limited and its wholly owned subsidiary, Harbin Humankind Biology Technology Co. Limited, agreed to enter into a reverse merger with UFI.

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

8.           ONGOING TRANSACTIONS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information set forth below should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I- Item I of this Quarterly Report and the Company’s Annual Report on Form 10-KSBfor the year ended December 31, 2007, which contains the audited consolidated financial statements and notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the December 31, 2007 Annual Report.

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

Results of Operations

Comparison of the Three Month Periods Ended June 30, 2008 and 2007

On September 14, 2007, a share exchange agreement was completed in which Tom Bontems sold his control shares in the Company to Sun Xin and simultaneously a contract to transfer all of the assets and liabilities of Universal Fog, Inc.  to Universal Fog Systems, Inc. was executed.  The accounting treatment for the transaction is Discontinued Operations and therefore there are no comparisons presented for the quarter ended June 30, 2008 and 2007.

Liquidity and Capital Resources

We funded our cash requirements for the three-month period ended June 30, 2008 through capital contributions by our majority stockholder. The Company does not have any material commitments for capital expenditures as of the date of this report. Management believes sufficient cash flow will be available during the next twelve months to satisfy its short-term obligations.

Comparison of the Six Month Periods Ended June 30, 2008 and 2007

On September 14, 2007, a share exchange agreement was completed in which Tom Bontems sold his control shares in the Company to Sun Xin and simultaneously a contract to transfer all of the assets and liabilities of Universal Fog, Inc. to Universal Fog Systems, Inc. was executed.  The accounting treatment for the transaction is Discontinued Operations and therefore there are no comparisons presented for the six months ended June 30, 2008 and 2007.

Liquidity and Capital Resources

We funded our cash requirements for the six-month period ended June 30, 2008 through capital contributions by our majority stockholder. The Company does not have any material commitments for capital expenditures as of the date of this report. Management believes sufficient cash flow will be available during the next twelve months to satisfy its short-term obligations.

UFI has suffered a loss from discontinued operations for the six-month period ending June 30, 2008 of $92,452.

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

(a)           The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2008. See the discussion under Item 4(A) above.

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

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2008, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.     Other Information.

None.

Item 6.     Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	Certification of Chairman and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b)	Reports on Form 8-K

8-K	Change in Certifying Accountant filed on April 4, 2008
8-K	Change in Certifying Accountant filed on May 9, 2008
8-K/A	Letter to SEC from Keith Zhen filed on May 19, 2008

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Universal Fog, Inc.
Registrant

Date: August 14, 2008	By: /s/ Sun, Xin	By: /s/ Tom Bontems
	Sun, Xin	Tom Bontems
	Chairman and CFO	Chief Executive Officer