Form 10-Q
period 2008-09-30
UNIVERSAL FOG INC
filed 2008-11-12
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 000-51060

UNIVERSAL FOG, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0827216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

168 Binbei Street, Songbei District, Harbin City Heilongjiang Province, People’s Republic of China (Address of principal executive offices)	(Zip Code)

011-86-451 8989 1246
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes  ☐ No

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 10, 2008, the number of shares issued and outstanding of the issuer’s common stock is 44,694,634.

UNIVERSAL FOG, INC.

FINANCIAL STATEMENTS

Item 1. Financial Information

FINANCIAL STATEMENTS

UNIVERSAL FOG, INC.

AND SUBSIDIARY

FINANCIAL STATEMENTS

As of September 30, 2008

Table of Contents

Page #

Unaudited Consolidated Balance Sheets	4

Unaudited Consolidated Statements of Operations	5

Unaudited Consolidated Statements of Cash Flows	6

Notes to the Unaudited Consolidated Financial Statements	7 - 8

Universal Fog, Inc.
And Subsidiary
Consolidated Balance Sheets
As of September 30, 2008 and December 31, 2007
(Unaudited)

	September 30, 2008	December 31, 2007
Assets

Total Assets	$0	0

Liabilities and Stockholders’ Equity

Total Liabilities:	0	0

Stockholders’ Equity:
Convertible preferred stock, $.0001 par value,
10,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $.0001 par value,
300,000,000 shares authorized, 44,694,634 shares issued and outstanding	4,469	4,469
Preferential Dividend	(442,057)	(442,057)
Additional Paid-in Capital	1,284,350	1,113,424
Accumulated Deficit	(846,762)	(675,836)

Total Stockholders’ Equity	0	0

Total Liabilities and Stockholders’ Equity	$0	0

See Notes to Unaudited Consolidated Financial Statements

Universal Fog, Inc.
and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

OPERATING EXPENSES

General and administrative	$78,473	$67,741	$170,925	$155,464

Loss for continuing operations	(78,473)	(67,741)	(170,925)	(155,464)
Income from discontinued operations	-	69,832	-	211,535

Net Income (Loss)	$(78,473)	$2,091	$(170,925)	$56,071

Income (Loss) per Common Share: Basic and Diluted
Continuing Operations	$0.00	$0.00	$0.00	$0.00
Discontinued Operations	0.00	0.00	0.00	0.00
Total	0.00	0.00	0.00	0.00

Weighted Average Common Shares Outstanding	44,694,634	44,694,634	44,694,634	44,694,634

See Notes to Unaudited Consolidated Financial Statements

UNIVERSAL FOG, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007

Cash flows from operating activities:

Net cash (used in) provided by operating activities	$(170,925)	$112,716

Cash flows from financing activities:

Net cash provided by financing activities	170,925	-

Net increase in cash	-	112,716

Cash at beginning of period	-	9,756

Cash at end of period	$-	$122,472

Supplemental Cash Flows Disclosures
	2008	2007

Interest paid	$—	$11,914

Income taxes paid	$—	$—

Non-Cash Investing and Financing Activities
	2008	2007

Transfer of Liabilities	—	$442,057

See Notes to Unaudited Consolidated Financial Statements.

UNIVERSAL FOG, INC.
AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

3.           CHANGE IN CONTROL

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

4.           ONGOING TRANSACTIONS

On October 19, 2007, the Board of Directors approved a 1:20 reverse stock split of the Company’s common stock. A written consent was approved by the shareholders owning a majority of the shares, which consent provides that the Company shall have the authority to amend our certificate of incorporation to effect a 1:20 reverse stock split of our common stock. A Preliminary Information Statement was filed with the Commission on October 23, 2007, and underwent a review by the staff of the Commission and several rounds of revisions. The authorized common shares will remain at 310,000,000 of which 10,000,000 will remain as authorized preferred shares. A Definitive Information Statement on Schedule 14C was filed with the Commission on October 20, 2008 and it was mailed out to the stockholders of record on October 24, 2008. The reverse split is expect to take effect on November 13, 2008, 20 days after the mailing of the Definitive Information Statement on Schedule 14C on October 24, 2008.

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

Some of the statements under “Description of Business,”, “Management’s Discussion and Analysis or Plan of Operation,” and elsewhere in this Report and in the Company’s periodic filings with the Securities and Exchange Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors what may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward- looking statements. Such factors include, among other things, those listed under “Risk Factors” and elsewhere in this Report.

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

Plan of Operation

On September 14, 2007, a share exchange agreement was completed in which Tom Bontems sold his control shares in the Company to Sun Xin and simultaneously a contract to transfer all of the assets and liabilities of Universal Fog, Inc.  to Universal Fog Systems, Inc. was executed.  As a result, the Company does not have any operations at this point. The Company plans to merge itself with a Chinese company in the business of manufacturing and distributing health related products in the near future.

Results of Operations

Comparison of the Three Month Periods Ended September 30, 2008 and 2007

On September 14, 2007, a share exchange agreement was completed in which Tom Bontems sold his control shares in the Company to Sun Xin and simultaneously a contract to transfer all of the assets and liabilities of Universal Fog, Inc.  to Universal Fog Systems, Inc. was executed.  The accounting treatment for the transaction is Discontinued Operations and therefore there are no comparisons presented for the quarter ended September 30, 2008 and 2007. The net loss of $78,473 for the three months ended September 30, 2008 is related to general and administrative expenses for accounting, auditing and SEC filings, which increased compared to the three months ended September 30, 2007.

Liquidity and Capital Resources

We funded our cash requirements for the three-month period ended September 30, 2008 through capital contributions by our majority stockholder. The Company does not have any material commitments for capital expenditures as of the date of this report.

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

Comparison of the Nine Month Periods Ended September 30, 2008 and 2007

On September 14, 2007, a share exchange agreement was completed in which Tom Bontems sold his control shares in the Company to Sun Xin and simultaneously a contract to transfer all of the assets and liabilities of Universal Fog, Inc. to Universal Fog Systems, Inc. was executed.  The accounting treatment for the transaction is Discontinued Operations and therefore there are no comparisons presented for the nine months ended September 30, 2008 and 2007. The net loss of $170,925 for the nine months ended September 30, 2008 is related to general and administrative expenses for accounting, auditing and SEC filings, which increased compared to the nine months ended September 30, 2007.

Liquidity and Capital Resources

We funded our cash requirements for the nine-month period ended September 30, 2008 through capital contributions by our majority stockholder. The Company does not have any material commitments for capital expenditures as of the date of this report

UFI has suffered a loss s for the nine-month period ending September 30, 2008 of $170,925.

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

Simultaneously, under the terms of an asset purchase and sale agreement executed the same day, Universal Fog Systems, Inc. assumed all of the liabilities of Universal Fog, Inc. and these liabilities were removed from the Company’s balance sheet. Subject to the conditions set forth in the asset purchase and sale agreement, a second closing was to place within 90 days, at which time the assets of Universal Fog, Inc. will be transferred to Universal Fog Systems, Inc. Conditions precedents to the second closing include a reverse split of the common stock of Universal Fog, Inc. and the acquisition by Universal Fog, Inc. of Harbin Humankind Biology Technology Co. Limited. Sun Xin acquired 53.8 % of the common stock of Universal Fog, Inc. The closing of the asset purchase and sale agreement has not taken place.

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

Ongoing Transactions

On October 19, 2007, the Board of Directors approved a 1:20 reverse stock split of the Company’s common stock. A written consent was approved by the shareholders owning a majority of the shares, which consent provides that the Company shall have the authority to amend our certificate of incorporation to effect a 1:20 reverse stock split of our common stock. A Preliminary Information Statement was filed with the Commission on October 23, 2007, and underwent a review by the staff of the Commission and several rounds of amendments. The authorized common shares will remain at 310,000,000 of which 10,000,000 will remain as authorized preferred shares. A Definitive Information Statement on Schedule 14C was filed with the Commission on October 20, 2008 and it was mailed out to the stockholders of record on October 24, 2008. The reverse split is expect to take effect on November 13, 2008, 20 days after the mailing of the Definitive Information Statement on Schedule 14C on October 24, 2008.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. During the first nine months of 2008, the Company has not utilized any financing arrangements or investing arrangements and is not currently subject to any market risk.

Item 4.  Controls and Procedures

Evaluation of our Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2008, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL FOG, INC.

November 12, 2008	/s/Tom Bontems
Tom Bontems
Chief Executive Officer

November 12, 2008	/s/ Sun, Xin
Sun, Xin
Chairman and Chief Financial Officer