Form 10-Q
period 2008-12-31
UNIVERSAL FOG INC
filed 2009-02-13
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended: December 31, 2008
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ____________ to _____________

Commission File No. 000-51060

UNIVERSAL FOG, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	86-0827216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

168 Binbei Street, Songbei District, Harbin City Heilongjiang Province, People’s Republic of China
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐(Do not check if a smaller reporting company)	Smaller reporting company. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 13, 2009, the number of shares issued and outstanding of the issuer’s common stock is 62,234,737.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

UNIVERSAL FOG, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Consolidated Balance Sheets as of December 31, 2008 and June 30, 2008 (Unaudited)	F-2
Consolidated Statements of Operations for the three and six months ended December 31, 2008 and 2007 (Unaudited)	F-3
Consolidated Statement of Changes in Stockholders’ Equity for the six months ended December 31, 2008 (Unaudited)	F-4
Consolidated Statements of Cash Flows for the six months ended December 31, 2008 and 2007 (Unaudited)	F-5
Notes to Consolidated Financial Statements (Unaudited)	F-6 – F-7

UNIVERSAL FOG, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
	2008	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$126,619	$35,251
Accounts receivable	8,938	-
Inventory	189,930	107,125
Prepaid expenses	39,827	34,944
Total current assets	365,314	177,320

Property and equipment, net of accumulated depreciation of $98,333 and $68,841, respectively	1,088,024	1,075,564
Intangible assets, net of accumulated amortization of $84,840 and $76,720, respectively	1,151,548	1,152,925

TOTAL ASSETS	$2,604,886	$2,405,809

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$422,548	$460,641
Related party debt	803,377	549,982
Total current liabilities	1,225,925	1,010,623

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 300,000,000 shares authorized, 62,234,737 and 61,203,088 shares issued and outstanding, respectively	6,223	6,120
Additional paid-in-capital	1,373,798	1,342,490
Accumulated other comprehensive income	253,554	246,004
Accumulated deficit	(254,614)	(199,428)
Total stockholders' equity	1,378,961	1,395,186

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,604,886	$2,405,809

See notes to unaudited consolidated financial statements.

UNIVERSAL FOG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

REVENUE	$136,437	$12,395	$422,644	$13,219
COST OF GOODS SOLD	118,781	10,905	369,812	16,197
Gross profit (loss)	17,656	1,490	52,832	(2,978)

OPERATING EXPENSES
Selling, general and administrative expense	32,475	2,182	49,444	34,425
Depreciation and amortization expense	13,280	12,237	26,446	24,888
Total operating expenses	45,755	14,419	75,890	59,313
Operating loss	(28,099)	(12,929)	(23,058)	(62,291)

OTHER INCOME (EXPENSES)
Interest income	184	8,344	226	28
Interest expenses	(18,497)	-	(29,947)	-
Other income	-		150
Other expenses	-	(6)	(145)	(3)

LOSS BEFORE INCOME TAXES	(46,412)	(4,591)	(52,774)	(62,266)
Income taxes	1	-	2,412	-
Net loss	(46,413)	(4,591)	(55,186)	(62,266)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	2,414	(80,676)	7,550	28,562
Comprehensive loss	$(43,999)	$(85,267)	$(47,636)	$(33,704)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	61,214,302	61,203,088	61,208,695	61,203,088

See notes to unaudited consolidated financial statements.

UNIVERSAL FOG, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balances, June 30, 2008	61,203,088	$6,120	$1,342,490	$(199,428)	$246,004	$1,395,186
Shares issued to minority holders in reverse merger	1,031,649	103	(103)	-	-	-
Contributed capital	-	-	1,464	-	-	1,464
Imputed interest on shareholder loan	-	-	29,947	-	-	29,947
Net loss	-	-	-	(55,186)	-	(55,186)
Other comprehensive income	-	-	-	-	7,550	7,550
Balances, December 31, 2008	62,234,737	$6,223	$1,373,798	$(254,614)	$253,554	$1,378,961

See notes to unaudited consolidated financial statements.

UNIVERSAL FOG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(55,186)	$(62,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	29,064	11,743
Amortization expense	7,685	13,145
Imputed interest	29,947	-
Changes in operating assets and liabilities:
Accounts receivable	(8,938)	(1,904)
Inventory	(82,805)	(12,664)
Prepaid expenses	(4,883)	33,640
Accounts payable & other current liabilities	(38,093)	(63,784)
Net cash used in operating activities	(123,209)	(82,090)

Cash flows from investing activities:
Purchases of patents, property and equipment	(35,627)	(1,917)
Net cash used in investing activities	(35,627)	(1,917)

Cash flows from financing activities:
Contributed capital	1,464	-
Proceeds from related party debt	253,395	15,837
Net cash provided by financing activities	254,859	15,837

Effects of foreign exchange on cash	(4,655)	95,354

Net increase in cash and cash equivalents	91,368	27,184
Cash and cash equivalents, at beginning of year	35,251	8,297
Cash and cash equivalents, at end of year	$126,619	$35,481

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	-	-

Noncash investing and financing activities:
Fixed assets purchased on account	$-	$12,520

See notes to unaudited consolidated financial statements.

UNIVERSAL FOG, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Universal Fog, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the Company’s audited 2008 annual financial statements and notes thereto filed with the SEC on Form PRER14C by the Company on October 2, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in the Company’s 2008 annual financial statements have been omitted.

Note 2 - GOING CONCERN

The Company had an accumulated deficit of $254,614 and a working capital deficit of $860,611 as of December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management has taken actions to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

During the period from December 14, 2003 (inception) through December 31, 2008, the Company relied heavily for its financing needs on its majority owner; Mr. Xin Sun. Loans from Mr. Sun are described in Note 5 to the unaudited consolidated financial statements.

Note 3 - CONTROL BY PRINCIPAL OWNERS

The directors, executive officers, their affiliates and related parties own, beneficially and in the aggregate, the majority of the voting power of the outstanding capital of the Company. Accordingly, if directors, executive officers and their affiliates, voted their shares uniformly, they would have the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital stock and the dissolution, merger or sale of the Company’s assets.

Note 4 - INVENTORY

Inventories consisted of the following at December 31, 2008 and June 30, 2008:

	December 31, 2008	June 30, 2008

Raw materials	$149,238	$82,650
Supply and packing materials	23,958	24,461
Work-in-progress	7,527	-
Finished products	9,207	14

Total	$189,930	$107,125

Note 5 - RELATED PARTY DEBT

“Related party debt" represents temporary short-term loans from majority owner, Mr. Sun Xin, a PRC citizen. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and are therefore, deemed payable on demand. Cash flows classified as proceeds from related party debt are classified as cash flows from financing activities. The total borrowings from Mr. Sun were $803,377 and $549,982 as of December 31, 2008 and June 30, 2008, respectively.

Interest was imputed on the loans using the Chinese bank borrowing rate of 7.47%. The total imputed interest expense for the six months ended December 31, 2008 was $29,947.

Note 6 - COMMITMENTS AND CONTINGENCIES

The Company’s assets are located in the PRC and revenues are derived from operations in the PRC.

In terms of industry regulations and policies, the economy of the PRC has been transitioning from a planned economy to market oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reforms, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in PRC are still owned by the Chinese government. For example, all lands are state owned and are leased to business entities or individuals through governmental granting of Land Use Rights. The granting process is typically based on government policies at the time of granting and it could be lengthy and complex. This process may adversely affect our company’s future manufacturing expansions. The Chinese government also exercises significant control over PRC’s economic growth through the allocation of resources and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures.

The Company faces a number of risks and challenges not typically associated with companies in North America and Western Europe, since its assets exist solely in the PRC, and its revenues are derived from its operations therein. The PRC is a developing country with an early stage market economic system, overshadowed by the state. Its political and economic systems are very different from the more developed countries and are in a state of change. The PRC also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and in its relationships with other countries, including the United States. Such shocks, instabilities and crises may in turn significantly and negatively affect the Company’s performance.

Note 7 - NEW SUBSIDIARY

On October 14, 2008, Harbin Humankind set up a 99% owned subsidiary with its primary business being manufacturing and distributing medicine. Mr. Xin Sun, the Company’s majority owner, owns 1% interest of this subsidiary. The subsidiary is consolidated in the consolidated financial statements of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operation of the Company for the three and six months ended December 31, 2008 and 2007 should be read in conjunction with the selected financial data, the financial statements and the notes to those statements that are included elsewhere in this Current Report on Form 10-Q (“Form 10-Q”).

Cautionary Note Regarding Forward-Looking Statements

We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can”, “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

The nature of our business makes predicting the future trends of our revenue, expenses, and net income difficult. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

•	the effect of political, economic, and market conditions and geopolitical events;
•	legislative and regulatory changes that affect our business;
•	the availability of funds and working capital;
•	the actions and initiatives of current and potential competitors;
•	investor sentiment; and
•	our reputation.

We do not undertake any responsibility to publicly release any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by any forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto as filed with the SEC and other financial information contained elsewhere in this Report.

Except as otherwise indicated by the context, references in this Form 10-Q to “we,” “us,” “our,” “the Registrant”, “our Company,” or “the Company” are to Universal Fog, Inc., a Delaware corporation, China Health Industries Holdings Limited, and its wholly owned subsidiary, Harbin Humankind Biology Technology Co. Limited. Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iii) “RMB” are to Yuan Renminbi of China; (iv) “Securities Act” are to the Securities Act of 1933, as amended; and (v) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Company Overview

Universal Fog, Inc. was incorporated in the state of Arizona on July 11, 1996 and was the successor of the business known as Arizona Mist, Inc. which began in 1989. On May 9, 2005, we entered into a Stock Purchase Agreement and Share Exchange (effecting a reverse merger) with Edmonds 6, Inc. (Edmonds 6) and our name was changed to Universal Fog, Inc. Edmonds 6 was incorporated on August 19, 2004 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pursuant to this agreement, Universal Fog, Inc. (which has been in continuous operation since 1996) became a wholly-owned subsidiary of Edmonds 6.

We began manufacturing systems for outdoor cooling in Arizona and quickly expanded to distribute throughout the United States.  Our primary product was a misting system which consisted of a high pressure pump assembled to specifications.

China Health Industries Holdings Limited ("China Health") was incorporated on July 20, 2007 in Hong Kong under the Companies Ordinance as a limited liability company. China Health was formed for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship as defined by the Statement of Financial Accounting Standards (SFAS) No. 7.

Harbin Humankind Biology Technology Co., Limited ("Harbin Humankind") was incorporated in Harbin City, Heilongjiang Province, the PRC on December 14, 2003, as a limited liability company under the Company Law of the PRC. The Company is engaged in the business of production and distribution of healthcare and beauty products.

On August 20, 2007, the sole shareholder of China Health entered into a Share Purchase Agreement with the owners of Harbin Humankind. Pursuant to the Agreement, China Health purchased 100% of the ownership in Harbin Humankind for a cash consideration of $60,408. Subsequent to completion of the Agreement, Harbin Humankind became a wholly-owned subsidiary of China Health. The share purchase transaction is being accounted for as a “reverse merger,” since the owner of Harbin Humankind owns a majority of the outstanding shares of China Health ‘s common stock immediately following the execution of the Agreement. Harbin Humankind is deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements for periods prior to the Agreement are those of Harbin Humankind and are recorded at the historical cost basis. After completion of the Agreement, China Health’s consolidated financial statements include the assets and liabilities of both China Health and Harbin Humankind, the historical operations of Harbin Humankind and the operations of China Health and its subsidiaries from the closing date of the Agreement.

On December 31, 2008, China Health closed a reverse merger with Universal Fog, Inc, a U.S. public traded shell company.  China Health is the accounting acquirer in the transaction and the transaction is treated as a recapitalization of the Company. After the transaction and a 1:20 reverse stock split, Xin Sun now owns 61,203,088 shares of common stock, representing 98.3% of the 62,234,737 total outstanding shares of common stock of the Company.

Results of Operations

Six Months Ended December 31, 2008 Compared to the Six Months Ended December 31, 2007

Revenue. Our revenue increased $409,425, or 3,097%, to $422,644 for the six months ended December 31, 2008, compared to revenue of $13,219 for the six months ended December 31, 2007. The significant increase in revenue is directly due to the introduction of two new products. With the new production facilities in place, the development of new production lines and the new marking strategy, our output and sales increased significantly.

Cost of Sales. Our cost of sales increased $353,615, or 2,183%, to $369,812 for the six months ended December 31, 2008, compared to cost of sales of $16,197 for the six months ended December 31, 2007. These costs increased as a result of the increased sales, increased labor costs and an increase in depreciation due to newly-purchased machinery.

Gross Profit. We had gross profit of $52,832 for the six months ended December 31, 2008, an increase of $55,810 or 1,874% compared to gross loss of $2,978 for the six months ended December 31, 2007. This increase was primarily attributable to the increase in our revenue which was partly offset by our increase in cost of sales.

Operating Expenses. Operating expenses increased $16,577, or 28%, to $75,890 for the six months ended December 31, 2008, compared to operating expenses of $59,313 for the six months ended December 31, 2007. The increase was mainly attributable to increased selling and administrative expenses due to increased sales activities. ..

Net Loss. Net loss for the six months ended December 31, 2008 was $55,186, a decrease of $7,080 or 11% compared to net loss for the six months ended December 31, 2007 of $62,266. The decrease was primarily attributable to the enlargement of our production scale and development of new production lines as discussed above..

Comprehensive Income (Loss). Comprehensive loss for the six months ended December, 31, 2008 was $47,636, an increase of $13,932 or 41% compared to comprehensive loss for the six months ended December, 31, 2007 of $33,704. The comprehensive loss includes the contribution of foreign currency translation gains.

Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007

Revenue. Our revenue increased $124,042, or 1,001%, to $136,437 for the three months ended December 31, 2008, compared to revenue of $12,395 for the three months ended December 31, 2007. The significant increase in revenue is directly due to the introduction of two new products. With the new production facilities in place, the development of new production lines and the new marking strategy, our output and sales increased significantly.

Cost of Sales. Our cost of sales increased $107,876, or 989%, to $118,781for the three months ended December 31, 2008, compared to cost of sale of $10,905 for the three months ended December 31, 2007. These costs increased as a result of the increased sales, increased labor costs and an increase in depreciation due to newly-purchased machinery.

Gross Profit. We had gross profit of $17,656 for the three months ended December 31, 2008, an increase of $16,166 or 1,085% compared to gross profit of $1,490 for the three months ended December 31, 2007. This increase was primarily attributable to the increase in our revenue which was partly offset by our increase in cost of sales.

Operating Expenses. Operating expenses increased $31,336, or 217%, to $45,755 for the three months ended December 31, 2008, compared to operating expenses of $14,419 for the three months ended December 31, 2007. The increase was mainly attributable to increased selling and administrative expenses due to increased sales activities.

Net Loss. Net loss for the three months ended December 31, 2008 was $46,413, an increase of $41,822 or 911% compared to net loss for the three months ended December 31, 2007 of $4,591. The increase was attributable to the enlargement of our production scale and development of new production lines as discussed above.

Comprehensive Income (Loss). Comprehensive loss for the three months ended December, 31, 2008 was $43,999 a decrease of $41,268 or 48% compared to comprehensive loss for the three months ended December, 31, 2007 of $85,267. The comprehensive loss includes the contribution of foreign currency translation gains.

Liquidity and Capital Resources

We had a working capital deficit of $860,611 as of December 31, 2008.

During the six months ended December 31, 2008, net cash increased by $91,368 or 259%, consisting of $123,209 used in operating activities, $35,627 used in investment activities, $254,859 provided by financing activities and effects of foreign exchange on cash of $4,655.

Net cash used in operating activities increased $41,119 or 50% during the six month period ended December 31, 2008 versus the comparable period in 2007. This increase was primarily due to changes in working capital associated with the increase in inventory purchases, accounts receivable and prepaid expenses resulting from the increase of production and sales activities.

The primary drivers of cash used in investing activities were capital spending. Cash used in investing activities was $35,627 and $1,917 for the six months ended December 31, 2008 and 2007, respectively. During the six months ended December 31, 2008, a total of $35,627 cash outflow was used to purchase new equipment and additions to facilities.

Net cash provided by financing activities for the six months ended December 31, 2008 consisted of proceeds from related party debt of $253,395, which is a critical source of our working capital funding.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition presented in this section are based upon the audited consolidated financial statements of the Company, including Harbin Humankind, which have been prepared in accordance with the generally accepted accounting principles in the United States. For purposes of this section entitled “Critical Accounting Policies and Estimates,” During the preparation of the financial statements of the Company we were required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other contingencies. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under current conditions. Actual results may differ from these estimates under different assumptions or conditions.

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policy,” The Company identified the most critical accounting principles upon which its financial status depends. The Company determined that those critical accounting principles are related to the use of estimates, inventory valuation, revenue recognition, income tax and impairment of intangibles and other long-lived assets. The Company presents these accounting policies in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

Revenue Recognition. The Company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to unaffiliated customer or services are performed in accordance with terms of the agreement, title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on the Company’s experience

Accounts Receivable, Trade and Allowance for Doubtful Accounts. The Company’s business operations are conducted in the PRC. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. At December 31, 2008, and 2007, no allowances for doubtful accounts were accrued.

 Inventories. Inventories are stated at the lower of cost or market using the weighted average method. The Company reviews its inventory on a regular basis for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. As of December 31, 2008 and 2007, the Company has determined that no reserves are necessary.

Impairment of Long-Lived Assets. The Company reviews all of its long-lived assets, including tangible and intangible long-lived assets, for impairment indicators at least annually and performs detailed impairment testing for all long-lived assets whenever impairment indicators are present. When necessary, the Company records charges for impairments of long-lived assets for the amount by which the present value of future cash flows, or some other fair value measure, is less than the carrying value of these assets.

Off-Balance Sheet Arrangements. The Company has not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. The Company has not entered into any derivative contracts that are indexed to China the Company’s shares and classified as shareholder’s equity or that are not reflected in the Company’s financial statements. Furthermore, The Company does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. The Company does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to the Company or engages in leasing, hedging or research and development services with the Company.

Income Taxes. The Company has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of December 31, 2008 and 2007. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and the Company intends to settle current tax assets and liabilities on a net basis.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation did not have a material impact on its financial position and results of operations.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statements errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The adoption of SAB No. 108 did not have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 defines fair values, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 25, 2007, and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period with that fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been selected are reported in earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, on its financial statements.

In December 2007, the FASB issued SFAS No 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”) to significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions and will change the accounting treatment for certain specific items, including:

☐	acquisition costs will generally be expensed as incurred;

☐	noncontrolling interests will be valued at fair value at the date of acquisition; and

☐	liabilities related to contingent consideration will be recorded at fair value at the date of acquisition and subsequently remeasured each subsequent reporting period.

SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  The Company will adopt SFAS No. 141(R) on July 1, 2009, and the Company has not yet determined the impact, if any, on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51, to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 160 on July 1, 2009, and the Company has not yet determined the impact, if any, on its financial statements.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.               CONTROLS AND PROCEDURES.

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

PART II – OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS.

There is no material legal proceeding pending against us.

ITEM 1A.            RISK FACTORS.

Not Applicable.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 19, 2007, a majority of shareholders ratified the approval by the Company’s board of directors of an amendment to the Company’s Articles of Incorporation that would adopt a 20-for-one reverse split of the Company’s common stock. The Company effected the reverse split on February 7, 2008, and in conjunction with the reverse split, effective November 13, 2008, the Company’s common stock began trading on the Over the Counter Bulletin Board under the new symbol, “UVFO.”

ITEM 5.               OTHER INFORMATION.

None.

ITEM 6.               EXHIBITS.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2	32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL FOG, INC.

Dated: February 13, 2009	/s/Sun Xin
Sun Xin
Chief Executive Officer

Dated: February 13, 2009	/s/ Sun Xin
Sun Xin
Chief Financial Officer