Form 10-Q
period 2009-03-31
China Health Industries Holdings, Inc.
filed 2009-05-14
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number: 000-51060

CHINA HEALTH INDUSTRIES HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-0827216 (I.R.S. Employer Identification No.)

168 Binbei Street, Songbei District, Harbin City Heilongjiang Province, People’s Republic of China (Address of principal executive offices)	(Zip Code)

011-86-451 8989 1246
 (Registrant’s telephone number, including area code)

Universal Fog, Inc.
Former Fiscal Year: December 31
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” ion Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐        No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 14, 2009, there are 62,234,737 shares of $0.0001 par value common stock issued and outstanding.

FORM 10-Q
TIA I, INC.
INDEX

		Page
PART I	FINANCIAL INFORMATION	3

	Item 1. Financial Statements (Unaudited).	3

	Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and June 30, 2008.	3

	Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and March 31, 2008 and the Nine Months Ended March 31, 2009 and 2008 (Unaudited).	4

	Consolidated Statement of Changes in Stockholders’ Equity for the Nine Months ended March 31, 2009 (Unaudited).	5

	Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2009 and 2008 (Unaudited).	6

	Notes to Financial Statements.	7

	Item 2. Management’s Discussion and Analysis of Financial Condition and results of Operations.	9

	Item 3. Quantitative and Qualitative Disclosures About Market Risk.	13

	Item 4. Controls and Procedures.	14

PART II	OTHER INFORMATION	15

	Item 1. Legal Proceedings.	15

	Item 1A. Risk Factors.	15

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	15

	Item 3. Defaults Upon Senior Securities.	15

	Item 4. Submission of Matters to a Vote of Security Holders.	15

	Item 5. Other Information.	15

	Item 6. Exhibits	15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CHINA HEALTH INDUSTRIES HOLDINGS, INC.
(formerly Universal Fog, Inc.)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	June 30,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$86,762	$35,251
Accounts receivable	109,875	-
Inventory	178,285	107,125
Prepaid expenses	33,969	34,944
Total current assets	408,891	177,320

Property and equipment, net of accumulated depreciation of $111,051 and $68,841, respectively	1,058,457	1,075,564
Intangible assets, net of accumulated amortization of $88,568 and $76,720, respectively	1,146,134	1,152,925

TOTAL ASSETS	$2,613,482	$2,405,809

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$451,670	$460,641
Related party debt	576,189	549,982
Total current liabilities	1,027,859	1,010,623

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 300,000,000 shares authorized, 62,234,737 and 61,203,088 shares issued and outstanding, respectively	6,223	6,120
Additional paid-in-capital	1,384,552	342,490
Accumulated other comprehensive income	251,658	246,004
Accumulated deficit	(56,810)	(199,428)
Total stockholders' equity	1,585,623	1,395,186

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,613,482	$2,405,809

See accompanying notes to the consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC.
(formerly Universal Fog, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

REVENUE	$1,015,480	$333,271	$1,438,124	$346,490
COST OF GOODS SOLD	686,362	250,294	1,056,174	266,491
Gross profit	329,118	82,977	381,950	79,999

OPERATING EXPENSES
Selling, general and administrative	39,665	20,170	89,109	54,595
Depreciation and amortization	15,864	15,672	42,310	40,560
Total operating expenses	55,529	35,842	131,419	95,155
Operating profit (loss)	273,589	47,135	250,531	(15,156)

OTHER INCOME (EXPENSES)
Interest income	100	118	326	146
Interest expenses	(10,761)	-	(40,708)	-
Other income	-	315	150	312
Other expenses	(1)	-	(146)	-

INCOME (LOSS) BEFORE INCOME TAXES	262,927	47,568	210,153	(14,698)
Income tax expense	65,123	-	67,535	-
Net income (loss)	197,804	47,568	142,618	(14,698)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	(1,896)	97,355	5,654	125,917
Comprehensive income	$195,908	$144,923	$148,272	$111,219

Basic and diluted net income (loss) per share	$0.00	$0.00	$0.00	$(0.00)

Weighted average shares outstanding - basic and diluted	62,234,737	61,203,088	61,541,951	61,203,088

See accompanying notes to the consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC.
(formerly Universal Fog, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balances, June 30, 2008	61,203,088	$6,120	$1,342,490	$(199,428)	$246,004	$1,395,186
Shares issued to minority holders in reverse merger	1,031,649	103	(103)	-	-	-
Contributed capital	-	-	1,464	-	-	1,464
Imputed interest on shareholder loan	-	-	40,701	-	-	40,701
Net income	-	-	-	142,618	-	142,618
Other comprehensive income	-	-	-	-	5,654	5,654
Balances, March 31, 2009	62,234,737	$6,223	$1,384,552	$(56,810)	$251,658	$1,585,623

CHINA HEALTH INDUSTRIES HOLDINGS, INC.
(formerly Universal Fog, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$142,618	$(14,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	53,436	40,560
Imputed interest	40,701	-
Changes in operating assets and liabilities:
Accounts receivable	-	(5,790)
Inventory	(71,160)	(36,416)
Prepaid expenses	975	(92,415)
Accounts payable & other current liabilities	6,776	361,019
Net cash provided by operating activities	173,346	252,260

Cash flows from investing activities:
Notes receivable	(109,875)	-
Purchases of patents, property and equipment	(36,147)	(246,919)
Net cash used in investing activities	(146,022)	(246,919)

Cash flows from financing activities:
Contributed capital	1,464	-
Proceeds from related party debt	26,207	152,169
Net cash provided by financing activities	27,671	152,169

Effects of foreign exchange on cash	(3,484)	(86,536)

Net increase in cash and cash equivalents	51,511	70,974
Cash and cash equivalents, at beginning of year	35,251	8,297
Cash and cash equivalents, at end of year	$86,762	$79,271

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	-	-

Noncash investing and financing activities:
Fixed assets purchased on account	$-	$12,520
Adjustment of fixed asset value	15,747	-

See accompanying notes to the consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC.
(formerly Universal Fog, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of China Health Industries Holdings, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the Company’s audited 2008 annual financial statements and notes thereto filed with the SEC on Form PRER14C by the Company on October 2, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in the Company’s 2008 annual financial statements have been omitted.

Note 2 - GOING CONCERN

The Company had an accumulated deficit of $56,810 and a working capital deficit of $618,968 as of March 31, 2009. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

During the period from December 14, 2003 (inception) through March 31, 2009, the Company relied heavily for its financing needs on its majority owner; Mr. Xin Sun. Loans from Mr. Sun are described in Note 5 to the unaudited consolidated financial statements.

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

Note 4 - INVENTORY

Inventories consisted of the following at March 31, 2009 and June 30, 2008:

	March 31, 2009	June 30, 2008

Raw materials	$149,857	$82,650
Supply and packing materials	28,414	24,461
Work-in-progress	-	-
Finished products	14	14

Total	$178,285	$107,125

Note 5 - RELATED PARTY DEBT

“Related party debt" represents temporary short-term loans from majority owner, Mr. Sun Xin, a PRC citizen. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and are therefore, deemed payable on demand. Cash flows classified as proceeds from related party debt are classified as cash flows from financing activities. The total borrowings from Mr. Sun were $576,189 and $549,982 as of March 31, 2009 and June 30, 2008, respectively.

Interest was imputed on the loans using the Chinese bank borrowing rate of 7.47%. The total imputed interest expense for the nine months ended March 31, 2009 was $40,701.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operation of the Company for the nine and three months ended March 31, 2009 and 2008 should be read in conjunction with the selected financial data, the financial statements and the notes to those statements that are included elsewhere in this Current Report on Form 10-Q (“Form 10-Q”).

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

Except as otherwise indicated by the context, references in this Form 10-Q to “we,” “us,” “our,” “the Registrant”, “our Company,” or “the Company” are to China Health Industries Holdings, Inc., a Delaware corporation, China Health Industries Holdings Limited, and its wholly owned subsidiary, Harbin Humankind Biology Technology Co. Limited. Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iii) “RMB” are to Yuan Renminbi of China; (iv) “Securities Act” are to the Securities Act of 1933, as amended; and (v) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Company Overview

We were incorporated in the state of Arizona on July 11, 1996 and was the successor of the business known as Arizona Mist, Inc. which began in 1989. On May 9, 2005, we entered into a Stock Purchase Agreement and Share Exchange (effecting a reverse merger) with Edmonds 6, Inc. (Edmonds 6) and our name was changed to Universal Fog, Inc. Edmonds 6 was incorporated on August 19, 2004 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pursuant to this agreement, Universal Fog, Inc. (which has been in continuous operation since 1996) became a wholly-owned subsidiary of Edmonds 6.

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

Harbin Humankind Biology Technology Co., Limited ("Harbin Humankind") was incorporated in Harbin City, Heilongjiang Province, the PRC on December 14, 2003, as a limited liability company under the Company Law of the PRC. The Company is engaged in the business of production and distribution of healthcare and beauty products. Harbin Humankind has a wholly-owned subsidiary, Harbin Huimeijia Medicine Company ("Huimeijia"), which was incorporated on October 14, 2008. Huimeijia will be producing and selling our medical drugs after it has been GMP certified.

On August 20, 2007, the sole shareholder of China Health entered into a Share Purchase Agreement with the owners of Harbin Humankind. Pursuant to the Agreement, China Health purchased 100% of the ownership in Harbin Humankind for a cash consideration of $60,408. Subsequent to completion of the Agreement, Harbin Humankind became a wholly-owned subsidiary of China Health. The share purchase transaction is being accounted for as a “reverse merger,” since the owner of Harbin Humankind owns a majority of the outstanding shares of China Health ‘s common stock immediately following the execution of the Agreement. Harbin Humankind is deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements for periods prior to the Agreement are those of Harbin Humankind and are recorded at the historical cost basis. After completion of the Agreement, China Health’s consolidated financial statements include the assets and liabilities of both China Health and Harbin Humankind and Huimeijia, the historical operations of Harbin Humankind and the operations of China Health and its subsidiaries from the closing date of the Agreement.

On December 31, 2008, China Health closed a reverse merger with Universal Fog, Inc, a U.S. public traded shell company.  China Health is the accounting acquirer in the transaction and the transaction is treated as a recapitalization of the Company. After the transaction and a 1:20 reverse stock split, Xin Sun owned 61,203,088 shares of common stock, representing 98.3% of the 62,234,737 total outstanding shares of common stock of the Company. On April 7, 2009, Mr. Sun transferred 28,200,000 shares of common stock to 296 individuals, leaving him with 33,003,088 shares of common stock of the Company, or approximately 53.03%. We changed our name from "Universal Fog, Inc." to "China Health Industries Holdings, Inc." on February 19, 2009.

Results of Operations

Nine Months Ended March 31, 2009 Compared to the nine Months Ended March 31, 2008

Revenue. Our revenue increased $1,091,634, or 315%, to $1,438,124 for the nine months ended March 31,2009, compared to revenue of $346,490 for the nine months ended March 31, 2008. The significant increase in revenue is directly due to the introduction of two new products. With the new production facilities in place, the development of new production lines and the new marking strategy, our output and sales increased significantly.

Cost of Sales. Our cost of sales increased $789,683, or 296%, to $1,056,174 for the nine months ended March 31, 2009, compared to cost of sales of $266,491 for the nine months ended March 31, 2008. These costs increased as a result of the increased sales, increased labor costs and an increase in depreciation due to newly-purchased machinery.

Gross Profit. We had gross profit of $381,950 for the nine months ended March 31, 2009, an increase of $301,951 or 377% compared to gross profit of $79,999 for the nine months ended March 31, 2008. This increase was primarily attributable to the increase in our revenue which was partly offset by our increase in cost of sales.

Operating Expenses. Operating expenses increased $36,264, or 38%, to $131,419 for the nine months ended March 31, 2009, compared to operating expenses of $95,155 for the nine months ended March 31, 2008. The increase was mainly attributable to increased selling and administrative expenses due to increased sales activities.

Net Income (Loss). Net income for the nine months ended March 31,2009 was $142,618, an increase of $157,316 or 1,070% compared to net loss for the nine months ended March 31, 2008 of $14,698. The increase was primarily attributable to the enlargement of our production scale and development of new production lines as discussed above.

Comprehensive Income. Comprehensive income for the nine months ended March 31, 2009 was $148,272, an increase of $37,053 or 33% compared to comprehensive income for the nine months ended March 31, 2008 of $111,219. The comprehensive income includes the contribution of foreign currency translation gains.

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Revenue. Our revenue increased $682,209, or 205%, to $1,015,480 for the three months ended March 31, 2009, compared to revenue of $333,271 for the three months ended March 31, 2008. The significant increase in revenue is directly due to the introduction of two new products. With the new production facilities in place, the development of new production lines and the new marking strategy, our output and sales increased significantly.

Cost of Sales. Our cost of sales increased $436,068, or 174%, to $686,362, for the three months ended March 31, 2009, compared to cost of sale of $250,294 for the three months ended March 31, 2008. These costs increased as a result of the increased sales, increased labor costs and an increase in depreciation due to newly-purchased machinery.

Gross Profit. We had gross profit of $329,118 for the three months ended March 31, 2009, an increase of $246,141 or 297% compared to gross profit of $82,977 for the three months ended March 31, 2008. This increase was primarily attributable to the increase in our revenue which was partly offset by our increase in cost of sales.

Operating Expenses. Operating expenses increased $19,687, or 55%, to $55,529 for the three months ended March 31, 2009, compared to operating expenses of $35,842 for the three months ended March 31, 2008. The increase was mainly attributable to increased selling and administrative expenses due to increased sales activities.

Net Income. Net income for the three months ended March 31, 2009 was $197,804, an increase of $150,236 or 316% compared to net income for the three months ended March 31, 2008 of $47,568. The increase was attributable to the enlargement of our production scale and development of new production lines as discussed above.

Comprehensive Income. Comprehensive income for the three months ended March 31, 2009 was $195,908, an increase of $50,985 or 35% compared to comprehensive income for the three months ended March 31, 2008 of $144,923. The comprehensive income includes the contribution of foreign currency translation gains and losses.

Liquidity and Capital Resources

We had a working capital deficit of $618,968 as of March 31, 2009.

During the nine months ended March 31, 2009, net cash increased by $51,511 or 146%, consisting of $173,346 provided by operating activities, $146,022 used in investment activities, $27,671 provided by financing activities and effects of foreign exchange on cash of $3,484.

Net cash provided by operating activities decreased $78,914 or 31% during the nine months ended March 31, 2009 versus the comparable period in 2008. This decrease was primarily due to changes in working capital associated with the increase in inventory purchases and accounts payable resulting from the increase of production and sales activities as well as the limited payment of vendors in purchase activities.

The primary drivers of cash used in investing activities were capital spending. Cash used in investing activities was $146,022 and $246,919 for the nine months ended March 31, 2009 and 2008, respectively. During the nine months ended March 31, 2009, a total of $36,147 cash outflow was used to purchase new equipment and additions to facilities and $109,875 was lent by us to a possible future customer.

Net cash provided by financing activities for the nine months ended March 31, 2009 consisted of proceeds from related party debt of $26,207, which is a critical source of our working capital funding, and contributed capital of $1,464.

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

 Inventories. Inventories are stated at the lower of cost or market using the weighted average method. The Company reviews its inventory on a regular basis for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. As of March 31, 2009 and 2008, the Company has determined that no reserves are necessary.

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

Income Taxes. The Company has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of March 31, 2009 and 2008. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

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

Recently Issued Accounting Pronouncements

The Company does not believe the recently issued accounting pronouncements would have a material impacts on its financial statements.

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

Item 1A. Risk Factors

    Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2.	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

4	32.2	Certification of the Principal Financial Officer pursuant to U.S

* The Exhibits attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

Date: May 14, 2009
/s/ Xin Sun
Xin Sun
Chief Executive Officer and Chief Financial Officer