Form 10-K
period 2009-06-30
China Health Industries Holdings, Inc.
filed 2009-10-27
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ________________

Commission file number:  000-51060

CHINA HEALTH INDUSTRIES HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0827216
State of other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

168 Binbei Street, Songbei District, Harbin City
Heilongjiang Province, People’s Republic of China
(Address of principal executive offices)                                      (Zip Code)

Registrant’s telephone number, including area code : 011-86-451-5553-9531

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.0001 par value
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and , the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of  October 9, 2009 was approximately $5,846,330 (29,231,649 shares of common stock held by non-affiliates)  based upon the closing price of the common stock as quoted by OTC Bulletin Board on such date.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of  October 9, 2009, there are presently 62,234,737 shares of common stock, par value $0.0001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

Item 1.  Business.

Our History and Corporate Structure

We were incorporated in the state of Arizona on July 11, 1996 and were the successor of the business known as Arizona Mist, Inc. which began in 1989. On May 9, 2005, we entered into a Stock Purchase Agreement and Share Exchange (effecting a reverse merger) with Edmonds 6, Inc. (Edmonds 6) and our name was changed to Universal Fog, Inc. Edmonds 6 was incorporated on August 19, 2004 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pursuant to this agreement, Universal Fog, Inc. (which has been in continuous operation since 1996) became a wholly-owned subsidiary of Edmonds 6.

We began manufacturing systems for outdoor cooling in Arizona and quickly expanded to distribute throughout the United States.  Our primary product was a misting system which consisted of a high pressure pump assembled to specifications.

Pursuant to the Securities Purchase Agreement dated as of September 10, 2007 between the Company, Bontems and Sun Xin, we experienced a change in control whereby Sun Xin acquired a total of 22,000,545 shares of common stock of the Company from Bontems and the Company issued 2,061,200 shares of common stock of the Company to Sun  Xin, such that upon consummation of the agreement, Sun Xin held an aggregate of 24,061,745 shares, or 51.53% of the total issued and outstanding shares of common stock of the Company on a fully-diluted basis.

Pursuant to the Asset Purchase and Sale Agreement dated  September  10, 2007 between the Company and Universal Fog Systems, Inc., we then transferred all our liabilities to the latter on September 10, 2007 and similarly, all our assets on December 31, 2008.

On December 31, 2008, we acquired the business of Harbin Humankind Biology Technology Co. Limited through the acquisition of all the share capital of China Health Industries Holdings Limited under the Share Exchange Agreement dated October 15, 2007.

As a result of the above, China Health Industries Holdings Limited is now our wholly-owned subsidiary. Because  Harbin Humankind Biology Technology Co., Limited (“Harbin Humankind”) is a wholly-owned subsidiary of China Health Industries Holdings Limited and Harbin Huimeijia Medicine Company(“Huimeijia”) is in turn a wholly-owned subsidiary of Harbin Humankind, both Harbin Humankind and Huimeijia are our indirect wholly-owned subsidiaries.

Business Overview

Harbin Humankind Biology Technology Co., Limited was incorporated under the People’s Republic of China on December 14, 2003 and completed its GMP certification on April 24, 2007.  It is in the business of the manufacture and sale of health products, “green” (or organic) food and the detection of disease susceptibility or pre-disposition through genetic studies.

Harbin Huimeijia Medicine Company was incorporated on October 14, 2008.   Huimeijia completed its GMP certification on July 23, 2009 and will be producing and selling our medical drugs.

Our business is conducted through chain-stores and, with regard to the sale of our products, eventually over the internet.

We also serve as an OEM manufacturer on an ad hoc basis for the production and packaging of various health food and health food supplements.  In the fiscal year ended June 30, 2009, our two largest OEM customers were Hayao Group Shiyitang Co. and Harbin Medical Supply Co., Ltd.

Products
We presently have, through Huimeijia, the license to manufacture 19 medical drugs and have obtained a State Drug Approval Issue number for each of these drugs.  Huimeijia has completed its GMP certification on July 23, 2009 and is now authorized to commercially manufacture and sell medical drugs.

We have, through Harbin Humankind, the license to manufacture and sell two health supplement products which have a State Good Health Issue number assigned to each product (as provided below).  In additional Harbin Humankind distributes and sells 52 kinds of health food.

 (i)           Health Supplements

Our “QunLe” brand Sailuozhi soft capsule, which is made from frog oil, soybean isoflavone,  procyanidine (made from grape seeds) and vitamin C, is for freckle removal and supplementing the water content of the skin. The certification number issued by the State Food and Drug Administration on August 29, 2007 is 2007B0837.

We initially applied for a patent for this product (200610010394.4) under the name “Run Chao” (which has now been changed to “Qunle”) with the National Bureau of Intellectual Property and are awaiting the application’s approval.

Pursuant to a Technology Transfer Agreement dated October 12, 2007, we purchased one other health product known as “Kindlink” brand propolis and black ant capsule made from propolis, black ant, acanthopanax, astragalus root from Beijing Jindelikang Bio-Technology Co.,Ltd (“Jindelikang”). The change of the ownership has been approved by the State Food and Drug Administration.  This product is consumed to boost one’s immunity. The certification number issued by the State Food and Drug Administration on August 20, 2004 for the license to manufacture the product is GuoShiJianZi G20040906.

(ii)           Health Food and Organic “Green” Food

Our health and organic “green” food products include (i) abalone, sea cucumber and frog oil soft capsules (Serial Number 016-2007), (ii) ganoderma lucidum and aweto soft capsules (Serial Number 017-2007), (iii) propolis soft capsules, (v) deep sea fish oil (Serial Number 012-2006),  (vi) liquid calcium (Serial Number 013-2006),  (vii) multi-vitamins (Serial Number  010-2007), (viii) soybean isoflavone (Serial Number 012-2006)  and (ix) royal jelly (Serial Number 011-2006).

The major suppliers of raw materials for these products in FY 2009 and 2008 are:

	Name of Supplier	Products Supplied	Sales in 2009 (in dollars)	Sales in 2008 (in dollars)

1	Wang Shukui.	Frog Oil, Aweto, Abalone oil, Soybean isoflavone	2,698,463.53
2	Heilongjiang Medicine Company	Aweto	307,017.54	231,542.98
3	Zhao Degang	Bean Oil, Glycerin, Vitamin E, XOS, Gelatin	85259.47
4	Henan Purui Bee Co.,Ltd.	Propolis	2474.10	31,625.18
5	Green Agriculture Development Co. of Heilongjiang Land Reclamation	Soybean Oil	1900.32
6	Zhejiang Jinke Biology Chemical Co.	glucosamine hydrochloride		3,285.81
7	Hebei Zhongtian Chinese Medicine Co.	Aweto		87,977.92
8	Harbin Lianqiang Business Development Co.	SeaCucumber		2,923.97

(iii)          Medical Drugs

Huimejia purchased  license of Harbin Dong Feng Medicine Company to manufacture 19 medical drugs on September 16, 2008. Huimeijia is now the registered owner of the license, approved by the Heilongjiang Food and Medicine Supervising Bureau.
A description of these 19 medical drugs is as follows:

Serial No	Product	Efficacy
1	Stomach-Tonic Tablets	Invigorating stomach and relieving pain. Used in the treatment of pain from stomach distention, eructation with fetid odor and fecal disorders caused by gasterasthenia and dyspeptic retention.

2	Pediatric Compound Sulfamethoxazole Tablets (0.125g)
Used in the treatment of 1. Urinary tract infection caused by sensitive strains of Escherichia coli, Klebsiella, Enterobacter, Proteus mirabilis, Bacillus proteus and Proteus morganli. 2. Acute otitis media in children over 2 years old caused by Streptococcus pneumoniae or Hemophilus influenza. 3. Acute episode of adult chronic bronchitis caused by Streptococcus pneumoniae or Hemophilus influenza. 4. Intestinal infection and Shigella infection caused by sensitive strains of Shigella flexneri and Shigella sonnei. 5. Pneumonia caused by Pneumocystis carinii. 6. Prevention of pneumonia caused by Pneumocystis carinii. This  product can be used for patients with a history of pneumonia caused by Pneumocystis carinii or adult HIV-infected patients whose CD4 lymphocyte count is ≤200/mm3 or is less than 20% of lymphocyte count. 7. Turista caused by enterotoxic Escherichia coli.

3	Pediatric Compound Sulfamethoxazole Tablets (0.25g)	Same as above.

4	Pipemidic Acid Tablets	Used to treat urinary tract infection and bacterial infection of the intestines caused by sensitive gram negative bacilli.

5	Metamizole Sodium Tablets
Used to relieve fever caused hyperpyrexia and also for headache, migrainous headache, courbature, arthralgia, menalgia etc. The product also has strong anti-rheumatism effects and can be used for acute rheumatic arthritis, but because the product may induce severe adverse reaction, it is seldom applied in the treatment of  rheumatic diseases.

6	Paracetamol Tablets	Used for fever caused by common cold or epidemic influenza and also for relieving light and moderate pain such as headache, arthralgia, migraines, tooth ache, courbature, neuralgia and menalgia.
7	Pediatric Paracetamol, Artificial Cow-bezoar and Chlorphenamine Maleate Tablets	Used to relieve fever, headache, aching pain in extremities, sneezing, rhinorrhea, nasal obstruction, pharyngodynia and other symptoms in children caused by common cold or epidemic influenza.

8	Compound Theophylling Hydrochloride Tablets	Used to treat bronchial asthma.

9	Powerful Loquat Syrup	Used for the treatment of coughing and reduction of sputum caused by bronchitis.

10	Purple Orange Cough Syrup	Relieving cough and eliminating sputum. Used to relieve coughing and excessive phlegm as well as expectoration.

11	Cough Syrup of Loquat Leaf	Used to clear lungs, relieve coughs and eliminate sputumand excessive phlegm.

12	Children's Cough Syrup	Eliminating phlegm and relieving cough. Used to relieve coughs caused by the common cold in children.

13	Pentoxyverine Citrate and Ammonium Chloride Syrup	Used for cough and expectoration.

14	Schisandra Syrup	Tonifying vital energy and invigorating the kidneys. Used in the treatment for neurastheria, dizziness and insomnia.

15	Ginseng Oral Liquid
Used to nourish renal “qi” and promote fluid production to quench thirst. Used to treat fatigue and acratia caused by deficiency of vital energy as well as poor appetite, cardiopalmus and shortness of breath, insomnia and forgetfulness.

16	Compound Fluououracil Oral Solution	Used in the therapeutic treatment of digestive tract cancer (colon carcinoma and gastric carcinoma), mammary adenocarcinoma, primary hepatic carcinoma.

17	Gossypol, Potassium Chloride and Vitamins B Capsules	Used in the treatment of uterine bleeding brought on by menopause.

18	Compound Belladonna and Aluminum Hydroxide Powder	Used for relieving stomach pain, brash (heartburn) and acid reflux caused by gastric hypersecretion.

19	Gentian and Sodium Bicarbonate Powder	Used for anorexia, gastric hypersecretion and dyspepsia.

Distribution

We signed a non-exclusive cooperation agreement with the Commercial Bureau of Qing’an County, Heilongjiang on September 17, 2008.  Under the agreement, various affiliated companies of the Commercial Bureau will provide organic food and green food products to us for distribution and sale throughout the PRC.

We will order products from the Commercial Bureau and such products will be delivered within 20 days of placing the order.  The price for these products fluctuate within a 3% range from its wholesale price, but we are not restricted in any way in dictating the retail price for such products.  We typically have an average profit margin of approximately 20%.  We presently sell these products through our store and will eventually sell them over the internet.

The organic health food we order from the Commercial Bureau and sell under the brand names of the affiliated companies of the Commercial Bureau includes:

•	Auricularia Auricula Extracts,
•	Polysaccharide Of Group Mushroom,
•	Grape Seed,
•	Momordica Charantia Extracts,
•	Pumpkin Polysaccharide,
•	Carotene,
•	Wheat Germ Oil,
•	Seabuckthorn Oil,

•	Health Gruel Series: Red Date Gruel, Agaric Gruel, Eight-Treasure Gruel, Medlar Gruel, Walnut Gruel, Chinese Yam Rhizome Gruel, Longan Gruel, Gingko Gruel, Lipid-Lowering Gruel,
•
Health Tea Series: Fire Clearing Tea, Antihypertensive Tea, Glucose-Lowering Tea, Lipid-Lowering Tea, Detumescence Tea, Throat Smoothing Tea, Skin Nourishing Tea,Heat-Relieving Tea, Pharyngitis Tea, Precious Eight-Treasure Tea, IT Tea,

•	Cold-Region Grains: Green And Harmless Series, Barley, Buckwheat, Maize Debris, Kidney Bean, Adzuki Bean, Mung Bean, Sorghum Rice, Semen Coicis, Rice, Soy, Glutinous Rice, Milet, Oat,
•	Northeast Precious Mountain Product Series: Black Fungus, White Fungus, Arimillaria Mellea, Shiitake Fungus, Hericium Erinaceus,
•	Miscellaneous Mushrooms,
•	Pteridium Aquilinum, Swertia,
•	Dry Products Of Vegetables, Nuts, Filbert, Pine Nut, Cathay Hickory, Walnut, Peanut, Fig, Pistachio,
•	Dry Products of Fruits.

OEM Manufacture

We serve as an OEM manufacturer on an ad hoc basis for the production and packaging of various health food and health food supplements.  In the fiscal year ended June 30, 2009, our two largest OEM customers were Hayao Group Shiyitang Branch and Harbin Medical Supply Co., Ltd.  As an OEM manufacturer, we are typically responsible for obtaining the necessary raw materials, manufacturing the products according to the customer’s specifications, conducting quality testing, and packaging and preparing the products for sale.

Gene Studies

Genes are the basic elements of life. The makeup of certain genetic predisposes someone to certain types of diseases.  Accordingly, the purpose of the genetic study services we provide to our customers is to educate them on their pre-dispositions or susceptibility to certain types of diseases.

We entered into a cooperation contract with Shanghai Hujing Bio Technology Co., Ltd (“Hujing”) on February 28, 2008.  Pursuant to this agreement, we will collect genetic samples from our customers using simple oral smear techniques and then send it to Hujing for analysis.  The test fee paid by the client to us is RMB 9800 per test. Hujing will then deliver a report to us for each sample which we will transmit to our customers.  We will pay Hujing RMB1500 per sample to run the relevant tests and deliver a report. If the report proves to be faulty, follow-up reports related to the same sample will be provided free of charge.

E-business

We are in the process of building the infrastructure to conduct our business over the internet. A B2C e-business call and sales center has been established and will become an integral part of our distribution channel in the future. We have employed graduates from Qinghua University, Harbin Industry University and Harbin Engineering University to develop the ERP, CRM and OA software for our e-business. OA software has been used in our daily operation.

Our Customers

For the fiscal year ended June 30, 2009, we had sales revenue of $10,967,828.

Our top ten customers (of which none contributed to more than 5% of our total sales) are:

	Name of Customer	Products Sold	Sales in 2009 (in dollars)	% of Sales in 2009

1	Li Shuqin	Ganoderma Lucidum and Aweto Soft Capsules	39,484.18	0.36%
2	Wang Xinmei	Ganoderma Lucidum and Aweto Soft Capsules	31,806.70	0.29%
3	Ji Qinglan	Ganoderma Lucidum and Aweto Soft Capsules	31,806.70	0.29%
4	Heilongjiang Jicheng Medicine Co.	Chaobao Soft Capsule	18,645.31	0.17%
5	Changchun Yihe Medical Technology Co.	calcium tablet	18,645.31	0.17%
6	Gong Shuqin	Ganoderma Lucidum and Aweto Soft Capsules	18,645.31	0.17%
7	Chen Yufu	Ganoderma Lucidum and Aweto Soft Capsules	16,451.74	0.15%
8	Zhao Meirong	Ganoderma Lucidum and Aweto Soft Capsules	15,354.96	0.14%
9	Qingdao Shiyitang Bio-technology Co.,Ltd.	Ganoderma Lucidum and Aweto Soft Capsules	13,161.39	0.12%
10	Feng Tao	Abalone, Ganoderma Lucidum and Aweto Soft Capsules	13,161.39	0.12%
11	Other customers		10,750,665.01	98%
	TOTAL		10,967,828	100.00%

Manufacture

We manufacture our products on a plot of land located in Jin Xing Industrial Park, Songbei District, Harbin. On June 7, 2004, the Company entered into a Land Use Purchase Contract with the local government, pursuant to which the Company agreed to purchase the right to use a piece of land, approximately 8 acres (32,000 square meters), located in Harbin County, Heilongjiang Province for commercial purposes and a fifty-year period June 7, 2004 through June 6, 2054, for $637,261 (RMB5,248,000), which the Company has fully paid to the seller on June 13, 2004. The Department of Housing and Urban Development of Harbin City approved this transaction. The Company is in the process of applying for the title certificate from the local government. The manufacturing facility on the land is 4,000 square meters and there are 5 lines which is sufficient for our purposes. We package our products in bottles, plastic containers and aluminum foil bags there.

We also plan to build a gene laboratory to conduct gene studies, drug screening and the development of new drugs and a new factory to manufacture our products. We have budgeted construction costs to be approximately RMB 80,000,000.  We have already purchased a 50-year right to use a piece of land from the Harbin Songbei District Construction and Development Management Committee for this purpose.  The plot of land is approximately 30,000 square meters and is located in the Duiqing Mountain Industrial Park, Harbin.  The full price of the land is RMB 31,500,000 and we have already paid  RMB21,000,000.  The remaining RMB10,500,000 shall be paid prior to the registration of our land use right with local authorities.

Our Development Strategy

We will continue the production and sale of our “Qunle” brand Sailuozhi soft capsules and “Kindlink” brand propolis and black ant capsule in 2010 and will set up the stores in large cities of Northeast China.

We will focus on combining our products with traditional Chinese medicine, the creation of new products, and developing our B2C e-business and chain-stores. We plan to implement health management projects in our stores throughout China and establish a database of our clients’ health from data obtained from our B2C e-business and call center.

Our business model is to establish a one-stop shop for our customer’s health needs. From conducting a genetic profile of our customer to determine his/her susceptibility to certain types of diseases and then customizing health supplements and organic/green  food to meet his/her needs, we plan to cater to our customer’s needs at all levels.  With the distribution network we hope to establish through our chain stores and B2C e-businesses, we plan to eventually branch into the sale and distribution of beauty products and medical appliances.

In order to expand our organic food business, on August 24, 2009, our wholly-owned subsidiary, Harbin Humankind entered into a share transfer agreement with the shareholders of Heilongjiang Tiefeng Rice Company Limited (“Tiefeng”) to purchase all the equity interest of Tiefeng (“the Share Transfer Agreement”).  Pursuant to the Share Transfer Agreement, Harbin Humankind shall pay a total of RMB 102,600,000 (approximately $15 million) in cash for all the equity in Tiefeng as follows:

(i)	RMB 50,000,000 (approximately, $7.3 million) within 3 days of signing of the Share Transfer Agreement;
(ii)	RMB5,000,000 (approximately $700,000) as a deposit towards the purchase price; and
(iii)	The remainder RMB 47,600,000 (approximately, $7 million) within 7 days of the effective transfer of the equity interests to Harbin Humankind.

Tiefeng has two certificated organic farmland located in the “black soil area”, which are rare in China. We believe that the products cultivated from this rare farmland, the “black soil area”, and the patents Tiefeng has will substantially improve the quality and diversity of our organic food products. We believe this acquisition will open a new chapter and become another milestone in the history of our  development and expansion.  There is however no assurance that our plans to acquire Tiefeng will come to fruition.

The Future

Within next 10 years, our goal is to:

1.   Increase product coverage in target markets; achieve 20%-30% coverage
2.   Enter into the medicine, health product, health industry top 500 companies in China
3.   Form a diversified management group
4.   Create an internationally famous brand
5.   Enter into the international market

Our Business Plan

The plans designed to meet our sales and profit targets include:

•	Manufacturing :

(a)	improving the manufacturing techniques and staff training;
(b)	guaranteeing high quality material supply;
(c)	strengthening the working procedure controls;
(d)	implementing Good Manufacturing Practices (“GMP”)* to ensure a compliant standard in the food and medical industries;
(e)	ensuring that all employees have adequate training in health regulations

•	Marketing: Adopt an effective marketing mode to:

(a)	utilize direct distribution of products to chain stores nationwide;
(b)	build business alliances with well-known enterprises to create private label brands;
(c)	expand the marketing of our products beyond the traditional methods;

•	Product Distribution:

(a)	enlarge our sales and marketing force while developing new markets;
(b)	strengthen the distribution channel by developing promotion strategies and participating in trade shows;
(c)	develop 3-5 new products to market each year;
(d)	develop new markets through innovation and research

Our approach to manufacturing, marketing, cost control and products distribution, which is detailed above, is designed to minimize production costs and increase revenue at the same time. We feel that our procedures will enable us to reach our sales goals with an optimal manufacturing cost. The result should yield profits and a return to our investors.

*
Good Manufacturing Practice or “GMP” is a term that is recognized worldwide for the control and management of manufacturing and quality control testing of foods and pharmaceutical products. An important part of GMP is documentation of every aspect of the process, activities, and operations involved with drug and medical device manufacture. Additionally, GMP requires that all manufacturing and testing equipment has been qualified as suitable for use, and that all operational methodologies and procedures (such as manufacturing, cleaning, and analytical testing) utilized in the drug manufacturing process have been validated (according to predetermined specifications), to demonstrate that they can perform their purported function(s).

The Market for Healthcare and Beauty Products

The health product industry is one of the mainstay industries in the People’s Republic of China, since it has a high level recognition and importance. Recently there have been new policies for health products, which control quality, manufacturing, manufacturing environments and techniques. With China’s large and aging population there will be a steady demand for healthcare products. It is predicted that the healthcare and beauty industry will flourish over the next 50 years.

The Healthcare Product Market in the People’s Republic of China

At present, the Chinese healthcare market is growing rapidly and the demand for Chinese medicine and healthcare products has doubled every year. According to certain estimates, the PRC is the world’s fifth largest healthcare product market and by the year 2020, the size of the Chinese healthcare product market may exceed the United States and become the number one largest healthcare market.

Production: According to certain estimates, approximately 5,500 healthcare manufacturers and companies have passed China’s Good Manufacturing Practice standards. This includes over 500 Sino-Foreign Joint Ventures.  At present, we estimate that China can produce approximately 40 chemical pharmaceutical preparations, approximately 4,000 varieties, and over 1,500 varieties of chemical pharmaceutical raw materials.

Sales: According to “Forecasts for China’s Medical Economy in 2010” published by the South Economic Research Institute of the State Food and Drug Administration, at present, 80% of Chinese medicines are sold at hospitals and about 20% at retail drugstores.

The Healthcare Product Market in the Heilongjiang Province, People’s Republic of China

The healthcare product industry is the major industry in Heilongjiang Province. Harbin Pharmaceutical Group Health Technology has been the market leader in China for many years. According to a study conducted by Harbin Pharmaceutical Group in 2008, over the last 10 years products of the Harbin Pharmaceutical Group Sixth Pharm Factory, and Flaming Sun Group have been among the most popular healthcare foods and products in China.

Competition in the Healthcare Products Industry

We believe our competitors are:

Harbin DaZhong Pharmaceutical Co., Ltd.
Harbin ShenXinJianKang Co., Ltd.
Tsinghua Unisplendour Corporation Limited

Our Competitive Advantages and Strategy

We believe that we have the following competitive advantages over our competitors:

•	We have more categories of products and a diversified production line.
•	We have lower cost and operating expenses.
•	We have a strong and effective research and development team.
•	We are a self-owned enterprise, and have the support of the local government.
•	We have a geographical advantage being located in Heilongjiang Province, the center of the healthcare industry in China.
•	As a new-styled industrial enterprise, we enjoy some financial support from the local government.

Sales and Marketing

We presently operate a 200 square meters distribution store which we have leased from the Harbin Huadong Plaza Realty Management Co., Ltd  located at 16th Floor of Ha’er International Plaza,  66-3, Heping Road, Harbin ..

We plan to open more such stores throughout the PRC.  Customers who are members of our stores will enjoy discount privileges off our products and services. Complementing these stores, we plan to develop a 24-hour delivery system for our B2C e-business.

We are the Official Sponsor Product for the 24th Winter Universiade at Harbin in 2009.  In order to promote our products and services, we plan to advertise in healthcare magazines, participate in conferences and exhibitions and advertise on television and newspapers.

We have budgeted approximately $150,000 for advertising and promotion for the current fiscal year.

Intellectual Property

We have applied for a patent for our “Qunle” brand Sailuozhi soft capsule from the National Bureau of Intelligence Property.  Our application (200610010394.4) was accepted and is pending approval. We had initially applied for and used the trade name of “RunChao” soft capsules but  the trade name have been change to “Qunle”, and the change have been approved by the National Bureau of Intellectual Property.

Pursuant to a Technology Transfer Agreement dated October 12, 2007 (“Kindlink Technology Transfer Agreement”), we purchased for a total of RMB350,000 the technology, manufacturing, and trademark rights to the health product known as “Kindlink” brand propolis and black ant capsule made from propolis, black ant, acanthopanax, astragalus root from Jindelikang. The change of the ownership has been approved by the State Food and Drug Administration. This product is consumed to boost one’s immunity. The certification number issued by the State Food and Drug Administration on August 20, 2004 to permit the manufacture of the product is GuoShiJianZi G20040906.

We have following 7 trademarks:

Trademark	Certificate No.	Category	Registrant	Valid Term

“Qunle”	No.3895929
No.5 : Dietetic foods adapted for medical purposes; Food preparations adapted for medical purposes; Albuminous milk; Dietetic beverages adapted for medical purposes; Milk sugar; Diabetic bread; Albuminous foodstuffs for medical purposes; Food for babies; Dietetic substances adapted for medical use; Nutritional additives for medical purposes
			Harbin Humankind	7/7/2006 to 7/6/2016

“Qunle”	No.3896026
No.5 :  ; Food preparations adapted for medical purposes; Albuminous milk; Dietetic beverages adapted for medical purposes; Milk sugar; Diabetic bread; Albuminous foodstuffs for medical purposes; Food for babies; Dietetic substances adapted for medical use; Nutritional additives for medical purposes
			Harbin Humankind	7/7/2006 to 7/6/2016

“Wangzu”	No.4857905
No.30: Molasses for food; Honey; pollen healthy grease; tortoise tuchahoe paste; breed columbine extract; helix alga; non-medicial nutrition liquid; non-medicial nutrition powder; non-medicial nutrition capsule; sugar candy bird’s nest
			Harbin Humankind	5/14/2008 to 5/13/2018

“Kindlink”	No.3236981	No.5: Food preparations adapted for medical purposes; Dietetic substances adapted for medical use	Harbin Humankind	12/7/2003 to 12/06/2013

“Huimeijia”	No.5280303
No.5 : Medicine for human consumption;  Medical nutrition capsule;  Fibres (Edible plant) [non-nutritive]; Injection; Raw material drug;  Troche; suppository; Food preparations adapted for medical purposes; Dietetic foods adapted for medical purposes; Dietetic substances adapted for medical use
			Harbin Humankind	7/21/2009 to 7/20/2019

“Huide”	No.5280304
No.5 : Medicines for human consumption;  Medical nutrition capsule;  Fibres (Edible plant) [non-nutritive]; Injection; Raw material drug;  Troche; suppository; Food preparations adapted for medical purposes; Dietetic foods adapted for medical purposes; Dietetic substances adapted for medical use
			Harbin Humankind	7/21/2009 to 7/20/2019

“KDLK”	No.3230404	No.5 : Food preparations adapted for medical purposes; Dietetic foods adapted for medical purposes; Dietetic substances adapted for medical use	Harbin Humankind	9/28/2003 to 9/27/2013

Regulation

The laws governing our business are as follows:

•	Pharmaceutical administration law of the People’s Republic of China enacted January 12, 2001
•	Healthcare registration and administration law, enacted January 7, 2005
•	Measures for the Administration of Pharmaceutical Trade License, enacted January 4, 2004
•	Measures for the Supervision Over and Administration of Pharmaceutical Production, enacted May 8, 2004

•	Food Safety Law of the People’s Republic of China, enacted June 1, 2009
•	Regulation on the Implementation of the Food Safety Law of the People’s Republic of China, enacted July 20, 2009
•	Regional regulation: Heilongjiang Regional Medicinal Materials Resource Protection Bylaw, enacted January 8, 2005

 Employees

We have 43 employees including 5 officers, 6 researchers, 4 administrators, 11 salespersons and 17 workers in manufacturing.  We believe that we are in compliance with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees.

We also have 50 independent workers for packing and 40 independent salespersons.

Item 1A.        Risk Factors.

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below and other information contained in this Annual Report on Form 10-K before to deciding to invest in our common stock.

Our future revenue will be derived from the sale of healthcare products and the manufacturing of the same. Our business, financial condition and/or results of operations may be materially adversely affected by the nature and impact of these risks. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of their investment. Please refer to the information contained under “Business” in this report for further details pertaining to our business and financial condition.

Risks Related To Our Company

Our auditors have previously  raised substantial doubt about our ability to continue as a going concern.  Although we incurred net profit of $2,824,454 and $202,312  for the fiscal years ended June 30, 2009 and 2008. we had a working capital deficiency of $833,303 at June 30, 2008. These factors raise substantial doubt about our ability to continue as a going concern.

Our auditors have previously raised substantial doubt about our ability to continue as a going concern. There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources could force us to substantially curtail or cease operations and could, therefore, have a material adverse effect on our business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on our existing owners.

If the Company does not obtain financing when needed, its business will fail.

As of June 30, 2009, we had cash and cash equivalents on hand in the amount of $7,394,270 (audited). We predict that we will need approximately $14 million to implement our business plan and meet our capital expenditure needs over the next three years.  We currently do not have any arrangements for additional financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for our products, production costs, availability of credit, prevailing interest rates and the market prices for our common stock.

The success of our business depends upon the continuing contributions of our  Chief Executive Officer and other key personnel and its ability to attract other employees to expand the business, whereas the loss of key individuals or our inability to attract new employees could have a negative impact on our business.

We rely heavily on the services of Mr. Sun, Xin, our Chief Executive Officer, as well as several other senior management personnel. Loss of the services of any of such individuals would adversely impact our operations. In addition, we believe that our technical personnel represent a significant asset and provide us with a competitive advantage over many of our competitors. We believe that our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled financial, engineering, technical and managerial personnel. For example, we presently do not have any directors or officers experienced with public company SEC reporting and financial reporting requirements and we will be required to engage such persons, and independent directors, in order to satisfy the quotation standards of the Over-the-Counter-Bulletin Board on which our common stock is traded (not currently required by OTCBB or SEC).  In addition, as a result of failure to engage qualified personnel we may be unable to meet our responsibilities as a public reporting company under the rules and regulations of the SEC.  In this regard, we currently engage consultants to prepare SEC reporting and financial reporting documents, and, in the future, may not be able to retain such consultants due to a shortage of financial resources. None of our key personnel is a party to any employment agreement. We do not currently maintain any “key man” life insurance with respect to any of such individuals.

Future sales of our equity securities will dilute existing stockholders.

To fully execute our long-term business plan, we may need to raise additional equity capital in the future. Such additional equity capital, when and if it is raised, would result in dilution to our existing stockholders.

Subject to the receipt of additional capital required, we plan to grow very rapidly, which will place strains on management and other resources.

We plan to grow rapidly and significantly expand our operations. This growth will place a significant strain on management systems and resources.  We will not be able to implement our business strategy in a rapidly evolving market without an effective planning and management processes. We have a short operating history and have not implemented sophisticated managerial, operational and financial systems and controls. We are required to manage multiple relationships with various strategic partners, and other third parties. These requirements will be strained in the event of rapid growth or in the number of third party relationships, and our systems, procedures or controls may not be adequate to support our operations and management may be unable to manage growth effectively. To manage the expected growth of our operations and personnel, we will be required to significantly improve or replace existing managerial, financial and operational systems, procedures and controls, and to expand, train and manage our growing employee base. We will be required to expand our finance, administrative and operations staff. We may be unable to complete in a timely manner the improvements to our systems, procedures and controls necessary to support future operations, management may be unable to hire, train, retain, motivate and manage required personnel and management may be unable to successfully identify, manage and exploit existing and potential market opportunities.

The company does not carry insurance to cover any losses due to fire, casualty or theft at our production facility located in Harbin, China.

We have not obtained fire, casualty or theft insurance and there is no insurance coverage for our raw materials, goods, merchandise, furniture or building located in China. Any losses incurred by us will have to be borne by us without assistance. We may not have sufficient capital to cover material damage, or the loss of, our production facility due to fire, severe weather, flood or other cause. Such damage would have a material adverse effect on our financial condition and business operation.

The production of our health supplements and medicine depends on the supply of high quality Traditional Chinese Medicine raw materials

The production of our health supplements and medicines depends on the supply of Chinese raw materials of suitable quality. The quality and the market prices of these raw materials may be adversely affected by various factors such as the weather condition, the occurrence of nature disasters and sudden increases in demand that would impact cost of our production. Bad quality and increased market price of raw materials may adversely affect our business operation.

The products of our Company may have side effects. If side effects associated with our current or future products are not indentified prior to their marketing and sale, we may suffer as a result of product liability. We may be required to withdraw such products from the market, change the labeling of our product, or suffer product liability claim against us.

All heath supplements and medicines have certain side effect. Although all of our heath supplements and medicines sold on market have passed proper testing and are approved by State Food and Drug Administration, or SFDA, the products may still inadvertently adverse effects on the health of the consumer. If such side effect is identified after marketing and sale of the product, the product may be required to be withdrawn from the market, or have a change in labeling. If a product liability claim is brought against us, it may, regardless of merit or eventual outcome, result in damage to our reputation, breach of contract with consumers, decreased demand for our products, costly litigation and loss of revenue.

Risks Related to the Healthcare Businesses

There are risks of increasing regulation of the healthcare industry in the People’s Republic of China and internationally that could have a material adverse impact on our business.

In the next 20 years, our central government as well as international regulatory bodies will focus more attention on the healthcare and beauty industry. As a result, our enterprise will have to satisfy both Chinese regulations and international regulations applicable to our industry. The cost of compliance may be high and may make the production of some healthcare and beauty products too expensive to successfully market. In such event, our business could be negatively impacted and revenues and earnings could decline.

GMP certification threatens our business with standards that will make all manufacturers produce similar products, which will take away any competitive edge.

After a company passes the GMP standards and is certified, its production methods may become homogeneous. As a result, many products will become identical and there will be little differentiation in the marketplace. This will cause profits for the manufacturer to decline and there will be few manufacturers with a competitive edge.

The Company must be successful in executing a complex business plan or it may fail to remain competitive in the industry.

Our business plan includes an emphasis on increasing research and development, strengthening our marketing and distribution capabilities and assuring a quality product. In the event that we fail to deliver on any of these strategies, we may fail to remain competitive in our industry.

Foreign companies with more capital, well developed business strategies and superior technology represent a threat to our business.

Foreign companies often have more capital, superior technology and well developed business strategies when they come to compete in the Chinese market.  They threaten our existence and we must develop systems and strategies to deal with them or we will go out of business. The protectionism of domestic industry that once existed is gone when it comes to international competitors.

Risks Related to Doing Business in the PRC

The Company faces the risk that changes in the policies of the PRC government could have a significant impact upon the business the Company may be able to conduct in the PRC and the profitability of such business.

The PRC’s economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, there can be no assurance that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social life.

The PRC laws and regulations governing the Company’s current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may have a material and adverse effect on the Company’s business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Company and any future subsidiaries are considered foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses.

A slowdown or other adverse developments in the PRC economy may materially and adversely affect our customers, demand for our products and our business.

All of our operations are conducted in the PRC and all our revenue is generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure investors that such growth will continue. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC could materially reduce the demand for our products and materially and adversely affect our business.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Such an austere policy can lead to a slowing of economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products.

Governmental control of currency conversion may affect the value of an investment in the Company.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive all our revenue in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations.  Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of its expenses as they come due.

The fluctuation of the Renminbi may materially and adversely affect investments in the Company.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. As we rely principally on revenue earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flow, revenue and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi that we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 3.2% appreciation of the Renminbi against the U.S. dollar as of May 15, 2006. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

Recent PRC State Administration of Foreign Exchange (“SAFE”) Regulations regarding offshore financing activities by PRC residents have undergone a number of changes that may increase the administrative burden the Company faces. The failure by the Company’s stockholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent the Company from being able to distribute profits and could expose the Company and its PRC resident stockholders to liability under PRC law.

SAFE issued a public notice (the “October Notice”) effective November 1, 2005, which requires registration with SAFE by the PRC resident stockholders of any foreign holding company of a PRC entity.  Without registration, the PRC entity cannot remit any of its profits out of the PRC as dividends or otherwise; however, it is uncertain how the October Notice will be interpreted or implemented regarding specific documentation requirements for a foreign holding company formed prior to the effective date of the October Notice, such as in the Company’s case. While the Company’s PRC counsel advised it that only the PRC resident stockholders who receive the ownership of the foreign holding company in exchange for ownership in the PRC operating company are subject to the October Notice, there can be no assurance that SAFE will not require the Company’s other PRC resident stockholders to make disclosure. In addition, the October Notice requires that any monies remitted to PRC residents outside of the PRC be returned within 180 days; however, there is no indication of what the penalty will be for failure to comply or if stockholder non-compliance will be considered to be a violation of the October Notice by the Company or otherwise affect the Company.

In the event that the proper procedures are not followed under the SAFE October Notice, we could lose the ability to remit monies outside of the PRC and would therefore be unable to pay dividends or make other distributions. Our PRC resident stockholders could be subject to fines, other sanctions and even criminal liabilities under the PRC Foreign Exchange Administrative Regulations promulgated January 29, 1996, as amended.

Any recurrence of severe acute respiratory syndrome, or SARS, H1N1 Flu or another widespread public health problem, could adversely affect our operations.

A renewed outbreak of SARS, H1N1 Flu or another widespread public health problem in the PRC, such as bird flu where most of our revenue is derived, could have an adverse effect on our operations.  Our operations may be impacted by a number of health-related factors, including quarantines or closures of some of our offices that would adversely disrupt our operations. Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

Because our principal assets are located outside of the United States and all of our sole director and officer resides outside of the United States, it may be difficult for investors to enforce their rights based on U.S. federal securities laws against the Company and our officer and director in the U.S. or to enforce U.S. court judgment against the Company or him in the PRC.

Our sole director and officer reside outside of the United States. In addition, China Health is located in the PRC and substantially all of its assets are located outside of the United States; it may therefore be difficult or impossible for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. federal securities laws against the Company in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against the Company or our officers and directors of criminal penalties, under the U.S. federal securities laws or otherwise.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has not adopted a western style of management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards.

Risks Relating to the Securities Purchase Agreement

Our Chief Executive Officer, Mr. Sun, Xin, beneficially owns 51%  of our outstanding common stock, which gives him working control over certain major decisions on which our stockholders may vote, which may discourage an acquisition of the Company.

As a result of the closing under the Securities Purchase Agreement, our sole executive officer, Mr. Sun Xin, will have the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

Electing or defeating the election of directors;
Amending or preventing amendment of the Company’s Certificate of Incorporation or By-laws;
Effecting or preventing a merger, sale of assets or other corporate transaction; and
Controlling the outcome of any other matter submitted to the stockholders for vote.

Our stock ownership profile may discourage a potential acquirer from seeking to acquire shares of the Company’s common stock or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over the Company’s stock price.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public entity, we expect these new rules and regulations to increase compliance costs in 2007 and beyond and to make certain activities more time consuming and costly. As a public entity, we also expect that these new rules and regulations may make it more difficult and expensive for the us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve as directors or as executive officers.

Risks Relating to the Share Exchange Agreement

As a result of the Share Exchange, China Health has become a wholly-owned subsidiary of a company that is subject to the reporting requirements of U.S. federal securities laws, which can be expensive.

As a result of the Share Exchange, China Health has become a wholly-owned subsidiary of a Company that is a public reporting company and, accordingly, is subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC (including reporting of the share exchange) and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if China Health had remained privately-held and did not consummate the share exchange.

In addition, it may be time consuming, difficult and costly for China Health to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. China Health may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.  If China Health is unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, China Health may not be able to obtain the independent accountant certifications required by the Sarbanes-Oxley Act.

Because China Health became public by means of a share exchange, the Company may not be able to attract the attention of major brokerage firms.

There may be risks associated with China Health's becoming public through a share exchange. Specifically, securities analysts of major brokerage firms may not provide coverage of the Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of the Company.

Risks Relating to the Common Stock

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	Additions or departures of key personnel;
•
Limited “public float” following the Securities Purchase Agreement, in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for the common stock;

•	Our ability to execute our business plan;
•	Operating results that fall below expectations;
•	Loss of any strategic relationship;
•	Industry developments;
•	Economic and other external factors; and
•	Period-to-period fluctuations in the Company’s financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

There is currently no liquid trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

There is currently no liquid trading market for our common stock.  We cannot predict how liquid the market for our common stock might become.  Our common stock is currently approved for quotation on the OTC Bulletin Board trading under the symbol “CHHE”.   Should we fail to satisfy the quotation standards for the OTC Bulletin Board, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Our common stock is deemed a “penny stock”, which will make it more difficult for investors to sell their shares.

The Company’s common stock is subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act.  The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for the Company’s securities. Since the Company’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of the Company’s securities.

Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of common stock in the public market, or upon the expiration of any statutory holding period, under Rule 144, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Provisions of our Articles of Incorporation and Delaware law could deter a change of control, which could discourage or delay offers to acquire the Company.

Provisions of our Articles of Incorporation and Delaware law may make it more difficult for someone to acquire control of the Company or for our stockholders to remove existing management, and might discourage a third party from offering to acquire the Company, even if a change in control or in management would be beneficial to stockholders.  For example, our Articles of Incorporation allows us to issue 10,000,000 shares of preferred stock without any vote or further action by stockholders.

Volatility in our common stock price may subject the Company to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

The elimination of monetary liability against the Company’s directors, officers and employees under the Company’s Articles of Incorporation, By-Laws and Delaware law, and the existence of indemnification rights to the Company’s directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation and By-Laws contain a provision that provides for indemnification of directors and officers against any and all expenses, including amounts paid upon judgments, counsel fees and amounts paid in settlement by any such person in any proceeding that they are made a party to by reason of being or having been directors or officers of the Company, except in relation to matters as to which any such director or officer shall be adjudged to be liable for his own negligence or misconduct in the performance of his duties.  Such indemnification shall be in addition to any other rights to which those indemnified may be entitled under any law.  The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup.  These provisions and resultant costs may also discourage the Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit the Company and our stockholders.

Item 1B.        Unresolved Staff Comments.

Not applicable.

Item 2.           Properties.

All land belongs to the State in PRC. Enterprises and individuals can pay the State a fee to obtain a right to use a piece of land for commercial purpose or residential purpose for an initial period of 50 years or 70 years, respectively. The land use right can be sold, purchased, and exchanged in the market. The successor owner of the land use right will reduce the amount of time which has been consumed by the predecessor owner.

We manufacture our products on a plot of land located in Jin Xing Industrial Park, Songbei District, Harbin. On June 7, 2004, the Company entered into a Land Use Purchase Contract with the local government, pursuant to which the Company agreed to purchase the right to use a piece of land, approximately 8 acres (32,000 square meters), located in Harbin County, Heilongjiang Province for commercial purposes and a fifty-year period June 7, 2004 through June 6, 2054, for $637,261 (RMB5,248,000), which the Company has fully paid to the seller on June 13, 2004. The Department of Housing and Urban Development of Harbin City approved this transaction. The Company is in the process of applying for the title certificate from the local government. The manufacturing facility on the land is 4,000 square meters and there are 5 lines which is sufficient for our purposes. We package our products in bottles, plastic containers and aluminum foil bags there.

 We presently operate a 200 square meters distribution store which we have leased from the Harbin Huadong Plaza Realty Management Co., Ltd. located at 16th Floor of Ha’er International Plaza, 66-3, Heping Road, Harbin . The lease contract was entered into by and between Harbin Huadong Plaza Realty Management Co.,Ltd. and Humankind with the term from 08/20/2008 to 08/19/2011 and the rent is RMB 50,000 per year (approximately $7,350) with a deposit of RMB10,000 (approximately, $1,470).

We also plan to build a gene laboratory to conduct gene studies, drug screening and the development of new drugs and a new factory to manufacture our products. We have budgeted construction costs to be approximately RMB 80,000,000.  We have already purchased a 50-year right to use a piece of land from the Harbin Songbei District Construction and Development Management Association for this purpose.  The plot of land is approximately 30,000 square meters and is located in the Duiqing Mountain Industrial Park, Harbin.  The full price of the land is RMB 31,500,000 and we have already paid  RMB21,000,000.  The remaining RMB10,500,000 shall be paid prior to the registration of our land use right with local authorities.

Item 3.           Legal Proceedings.

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 4.           Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded over-the-counter on the OTC Bulletin Board under the designation CHHE.OB (previously UFOG.OB) and the market for the stock has been relatively inactive. The range of high and low bid quotations for the quarters of the last two years ended June 30, 2009 and the subsequent interim period for which financial statements are included (adjusted for the 1-for-20 reverse split which occurred on November 13, 2008) is listed below. The quotations are taken from the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Calendar Quarter	High Bid		Low Bid

Fiscal Year ended June 30, 2008
2007 Third Quarter	$1.10		$0.20
2007 Fourth Quarter	$0.30		$0.10
2008 First Quarter	$0.24		$0.12
2008 Second Quarter	$0.36		$0.16

Fiscal Year ended June 30, 2009
2008 Third Quarter	$0.24		$0.14
2008 Fourth Quarter	$2.00	*	$0.02	*
2009 First Quarter	$.40	*	$0.0252	*
2009 Second Quarter	$0.40	*	$0.10	*

2009 Third Quarter	$0.20	*	$0.11

*	Prices reflect a 1-for-20 reverse split of our common stock on November 13, 2008

As of  October 9, 2009, we had approximately 350 shareholders of record of our common stock, including the shares held in street name by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. We will rely on dividends from Harbin Humankind for our funds and PRC regulations may limit the amount of funds distributed to us from Harbin Humankind, which will affect our ability to declare any dividends.

Securities authorized for issuance under equity compensation plans

As of the date of this prospectus, we do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

Registrar and Stock Transfer Agent

Our stock transfer agent is Interwest Transfer Company, Inc. at 1981 Murray Holladay Road, Suite 100 Salt Lake City, UT  84117 Tel: (801)272-9294  Fax: (801)277-3147.

Shares Eligible for Future Sale

There is no established trading market for our common stock. Future sales of substantial amounts of our common stock in the trading market could adversely affect market prices.

Penny Stock Regulations

Our shares of common stock are subject to the "penny stock" rules of the Securities Exchange Act of 1934 and various rules under this Act. In general terms, "penny stock" is defined as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rules provide that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC, issued by a registered investment company, and excluded from the definition on the basis of price (at least $5.00 per share), or based on the issuer's net tangible assets or revenues. In the last case, the issuer's net tangible assets must exceed $3,000,000 if in continuous operation for at least three years or $5,000,000 if in operation for less than three years, or the issuer's average revenues for each of the past three years must exceed $6,000,000.

Trading in shares of penny stock is subject to additional sales practice requirements for broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 (or $300,000 together with their spouse), and certain institutional investors. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of the security and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock, to the extent it is penny stock, and may affect the ability of shareholders to sell their shares.

Recent Sale of Unregistered Securities

On September 10, 2007,  the Company,  Thomas Bontems (“Bontems”) and Xin Sun (“Buyer) entered into a Securities Purchase Agreement dated as of September 10, 2007 (the “Securities Purchase Agreement”), pursuant to which Buyer agreed to purchase from Bontems a total of 22,000,545 shares of common stock of the Company and the Company agreed to issue 2,061,200 shares of common stock of the Company to Buyer, representing an aggregate of 24,061,745 shares, or 51.53% of the total issued and outstanding shares of common stock of the Company on a fully-diluted basis.

The purpose of  Buyer’s acquisition of 51.53% of the Company’s common stock pursuant to the Securities Purchase Agreement was to acquire majority control of the outstanding common stock of the Company and thereafter negotiate a share exchange agreement with management of the Company under which Buyer  would exchange all of the share capital of China Health Industries Holdings Limited (“China Health”) for common stock of the Company, with China Health becoming a wholly owned subsidiary of the Company.

As the majority shareholder of the Company, the Buyer was successful in negotiating a share exchange agreement with Harbin Humankind, dated for reference as of October 15, 2007 (the “Share Exchange Agreement”), in which all of the issued and outstanding shares of common stock China Health would, at closing, be exchanged for 60,000,000 shares of common stock of the Company.  Harbin Humankind is a wholly-owned subsidiary of China Health.

The share exchange was conditioned on the prior consummation by the Company of a 1:20 reverse stock split of the common stock of the Company, which was completed and effective on November 13, 2008.

The share exchange closed on December 31, 2008.   As a result, Xin Sun owned 61,203,088 shares of common stock, representing 98.3% of the 62,234,737 total outstanding shares of common stock of the Company as of December 31, 2008.

Repurchase of Equity Securities

None.

Item  6. Selected Financial Data

Not Applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial and business analysis in this Annual Report on Form 10-K (the “Report”) provides information we believe is relevant to an assessment and understanding of our financial condition and results of operations. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in Part II, Item 8 of this Report.

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto appearing elsewhere herein and in the risk factors and “Forward Looking Statements” summary set forth in the forepart of this Annual Report as well as the “Risk Factors” section above and are afforded the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Readers should carefully review the risk factors disclosed in this Annual Report and other documents filed by us with the SEC.

DISCUSSION

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

We do not undertake any responsibility to publicly release any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by any forward-looking statements

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto as filed with the SEC and other financial information contained elsewhere in this Report.
Except as otherwise indicated by the context, references in this Form 10-K to “we,” “us,” “our,” “the Registrant”, “our Company,” or “the Company” are to China Health Industries Holdings, Inc., a Delaware corporation, China Health Industries Holdings Limited, and its wholly owned subsidiary, Harbin Humankind Biology Technology Co. Limited. Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iii) “RMB” are to Yuan Renminbi of China; (iv) “Securities Act” are to the Securities Act of 1933, as amended; and (v) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.
Business Overview

Harbin Humankind Biology Technology Co., Limited was incorporated under the People’s Republic of China on December 14, 2003 and completed its GMP certification on April 24, 2007.  It is in the business of the manufacture and sale of health products, “green” (or organic) food and the detection of disease susceptibility or pre-disposition through genetic studies.

Harbin Huimeijia Medicine Company was incorporated on October 14, 2008.   Huimeijia completed its GMP certification on July 23, 2009 and will be producing and selling our medical drugs.

Our business is conducted through chain-stores and, with regard to the sale of our products, eventually over the internet.

We also serve as an OEM manufacturer on an ad hoc basis for the production and packaging of various health food and health food supplements.  In the fiscal year ended June 30, 2009, our two largest OEM customers were Hayao Group Shiyitang Co. and Harbin Medical Supply Co., Ltd.

Results Of Operations

For the year ended June 30, 2009 as compared to June 30, 2008

Our principal business operations are conducted through our wholly owned subsidiary, Harbin Humankind Biology Technology Co., Limited (“Humankind”) and Humankind’s subsidiary, Harbin Huimejia Medicine Company (“Huimeijia”) which was incorporated on October 14, 2008.   Huimeijia received GMP certification on July 23, 2009 will be producing and selling our medical drugs.

	June 30
	2009	Variance	2008
REVENUES
Product Sales (net of sales allowance)	$10,967,828	1,336%	$763,599
Total revenues	$10,967,828		763,599

COST OF GOODS SOLD
Cost of goods sold	4,877,286	744%	578,129
Gross Profit	$6,090,542	3,184%	$185,470

Total revenues increased by 1336% in the year ended June 30, 2009 compared to 2008.  The $10,204,229 increase in revenue is attributable to strong performances from our sales distribution channels.

This growth in sales is attributable to volume and our efforts to continue to develop our distribution channels by hiring additional sales agents to assure that our products and their associated benefits are seen by those making or influencing the purchasing decisions.

Our cost of sales increased $4,299,157, or 744% in the year ended June 30, 2009 compared to 2008. The costs increased as a result of the increased sales.

Comprehensive Income. Comprehensive income for the year ended June 30, 2009 was $15,297, an decrease of $219,728 compared to comprehensive income for the year ended June 30, 2008 of $235,025 as results of the currency translation adjustment.

Sales by Product Line

A break-down of our sales by major product line for each of the years ended June 30, 2009 and 2008 is as follows:

	For the Year Ended June 30
	2009			2008
Product Category	Quantity (Unit)	Sales USD	% of Sales	Quantity (Unit)	Sales USD	% of Sales
Frog Oil Soft Capsule				32	382	0.05%
Propolis Capsule				10	0	0%
Liquid Calcium Capsule				3,380	1,415	0.19%
Selenium Propolis Capsule				101,040	11,149	1.46%
Abalone, Sea cucumber and Frog oil soft capsule	7,940	1,704,462	15.54%	1,747	$355,074	46.50%
Ganoderma lucidum and Aweto Soft Capsules	7,835	1,681,922	15.34%	1,736	357,364	46.80%
Chao Bao Capsule	1,500	28,082	0.26%	0	0	0%
Jianwei Calcium Tablet	36,320	22,448	0.2%	0	0	0%
Propolis and Black Ant Capsule	23,796	2,191,789	19.98%	0	0	0%
Waterlilies Soft Capsule(Sailuozhi)	13,546	3,144,578	28.67%	0	0	0%
Colon Cleanser Capsule	30,090	2,133,088	19.45%	0	38,180	5%
OEM Sales		61,460	0.56%
Total		10,967,828	100%		$763,599	100%

Operating Expenses

The following table summarizes the changes in our operating expenses from $150,568 to $1,717,169 for each of the year ended June 30, 2009 and 2008, respectively:

	For the Year ended June 30
	2009	Variance	2008
Operating Expenses
Selling , General and Administrative expenses	$1,634,236	1,714%	$90,108
Depreciation and amortization	53,729	-11.13%	60,460
R&D Expenses	29,205	%
Total operating expenses	$1,717,170	1,040%	$150,568

Total operating expenses for the year ended June 30, 2009 increased $1,566,602 or 1,040% over the same period in 2008. The higher operating expenses were primarily attributable to the increased costs of marketing and distribution of our products for sale to generate our increased product sales from $763,599 in 2008 to $10,967,828 in 2009.

Research and development expenses were $29,205 in the year ended June 30, 2009 compared to none for 2008.  The increased R&D expenses in 2008 were primarily due to additional clinical trials and development of patents to generate continued sales growth.

We incurred imputed interest expenses in the amount of $65,995 on the loans due to Mr. Sun Xin, the executive officer and major shareholder of company, these loans are unsecured, non-interest bearing and have no fixed terms of repayment.

2010 Outlook

We anticipate our total revenues in 2010 versus 2009 to increase by 101% or approximately $11.04 million with growth in all categories of our product sales. Our gross profit margin in 2010 is expected to be approximately 55.45% due to raw material inflation. Operating expenses will increase due to higher percentage of R&D investment as well as expanding our own distribution channels. We estimate our overall 2009 net profit margins to be approximately 22.64%.However, there is no assurance that these predictions will be reached.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of December 31, 2008 and 2007 and for each of the years then ended:

	June 30,09	June 30,08

As of June 30:
Cash and cash equivalents	$7,394,270	$35,251
Working capital	$2,410,264	$(833,303)
Inventories	$150,652	$107,125
Year Ended June 30:
Cash provided by (used in):
Operating activities	$7,051,480	$260,559
Investing activities	$(55,147)	$(273,292)
Financing activities	$320,034	$47,691

As of June 30, 2009, cash and cash equivalents were $7,394,270 as compared to $35,251 at June 30, 2008. The increased cash and cash equivalents position of 7,359,019 or 20876%  at June 30, 2009 was primarily due to our cash flows provided by operating activities in 2009 of approximately $7.2 million.

Our current ratio was 1.47 versus 0.18 and the quick ratio was 1.73 versus 0.08 at June 30, 2009 and 2008, respectively.  Management endeavors to ensure that funds are available to take advantage of new investment opportunities and that funds are sufficient to meet future liquidity and capital needs.

Cash flows provided by operating activities was $7,210,723 for the year ended June 30, 2009 compared to $260,559 for the same period in 2008.  The increase in cash provided by operating activities of 6,950,164 or 2667.4% is primarily attributable to the increased net income of approximately $2.8 million in 2009 versus net loss of $32,713 in 2008.

Our working capital position at June 30, 2009 was $2,410,264 compared to working capital deficit of $833,303 at June 30, 2008. Our increased working capital position in 2009 was principally funded by the increased cash flows generated from our operating activities 7,210,723.  Management considers current working capital and borrowing capabilities adequate to cover our current operating and capital requirements for the full year 2009.

Currency Exchange Fluctuations

All of our revenues and majority of the expenses during the year ended June 30, 2009 were denominated primarily in Renminbi (“RMB”), the currency of China, and was converted into US dollars at the exchange rate of 6.8448 RMB to 1 U.S. Dollar.  In the third quarter of 2005, the Renminbi began to rise against the US dollar.  There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
China Health Industries Holdings Limited
Hong Kong, China

We have audited the accompanying consolidated balance sheet of China Health Industries Holdings Limited ("the Company") as of June 30, 2008 and the related consolidated statements of operations, cash flows and stockholders' equity for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing opinions on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinions. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2008, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit as of June 30, 2008 which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONE & BAILEY, PC

www.malone−bailey.com
Houston, Texas

September 29, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors
China Health Industries Holdings, Inc.

We have audited the accompanying consolidated balance sheet of China Health Industries Holdings, Inc. and Subsidiaries (the “Company”) as of June 30, 2009, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of China Health Industries Holdings, Limited (as described in Note 1) as of June 30, 2008 were audited by other auditors whose report dated September 29, 2008 expressed  an unqualified opinion on those statements.

Except for as discussed in the following paragraph, we conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

Because we were not engaged as auditors until after September 28, 2009, we were not present to observe the physical inventory taken as of June 30, 2009 and owing to the nature of the Company’s records, we were unable to satisfy ourselves as to inventory quantities by other audit procedures. We were unable to determine whether adjustments might have been necessary in respect of the profit for the year reported in the statement of income, comprehension income and the net cash flows from operating activities reported in the cash flow statement.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to perform proper tests and procedures on the Company’s inventory, the financial statement referred to in the first paragraph presents fairly, in all material respects, the financial position of China Health Industries Holdings as at June 30, 2009 and the results of its operations and its cash flows for the year then ended, in conformity with general accepted accounting principles generally accepted in United States of America.

We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009, included in the accompanying Management’s Report on Internal Control Over Financial Reporting and accordingly, we do not express an opinion thereon.

/s/e-FANG Accountancy Corp & CPA
City of Industry, California
October 27, 2009

CHINA HEALTH INDUSTRIES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	June 30, 2008
ASSETS

Current assets
Cash and cash equivalents	$7,394,270	$35,251
Accounts receivable	21,510	-
Inventory	150,652	107,125
Prepaid expenses	9,533	34,944

Total current assets	7,575,965	177,320

Property and equipment – net of accumulated depreciation of $127,400 and $68,841, respectively	1,032,328	1,075,564
Intangible Assets-net of accumulated amortization of $76,671 and $76,720, respectively	849,285	1,152,925
Construction-in-progress	10,519

Total assets	$9,468,097	$2,405,809

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$173,234	$460,641
Accrued expenses	401,091	-
Advances from buyers	2,922	-
Related party debt	868,552	549,982
Wages payable	671,193	-
Tax payable	3,048,709	-

Total current liabilities	5,165,701	1,010,623

Commitments and contingencies	175,316	-

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 300,000,000 shares authorized, 62,234,737 and 61,203,088 issued and outstanding, respectively)	6,223	6,120
Additional paid-in capital	1,409,846	1,342,490
Accumulated other comprehensive income	261,301	246,004
Retained earnings (Accumulated deficit)	2,625,026	(199,428)

Total Stockholders' equity	4,302,396	1,395,186

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,468,097	$2,405,809

See notes to consolidated financial statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 30, 2009	June 30, 2008

REVENUE	$10,967,828	$763,599
COST OF GOODS SOLD	4,877,286	578,129

Gross Profit	6,090,542	185,470

OPERATING EXPENSES
Selling, general & administrative expenses	1,634,236	90,108
Depreciation and amortization expenses	53,729	60,460
Research & development	29,205	-
Total operating expenses	1,717,170	150,568
Operating profit	4,373,372	34,902

OTHER INCOME (EXPENSES)
Interest income	307	455
Interest expenses	(65,995)	(39,089)
Other income	256	322
Other expense	-	(640)
Total other income (expense)	(65,432)	(38,952)

INCOME (LOSS) BEFORE INCOME TAXES	4,307,940	(4,050)
Income taxes	1,483,486	28,663
Net income (loss)	$2,824,454	$(32,713)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	$15,297	$235,025
Comprehensive income	$2,839,751	$202,312

Basic and diluted net loss per share	0.05	(0.00)
Weight average shares outstanding	62,234,737	61,203,088

See notes to consolidated financial statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30
	2009	2008
Cash flows from operating activities:

Net income (loss)	$2,824,454	$(32,713)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities

Depreciation & amortization	74,513	74,800
Imputed interest	65,995	39,088
Wrote off intangible assets	289,636
Changes in assets and liabilities -
(Increase) decrease in:

Accounts receivables and other receivables	(21,510)	-
Inventory	(43,527)	(97,392)
Prepaid expense	25,411	577
Accounts payable and other payables	3,836,508	276,199
Net cash provided by (used in) operating activities	7,051,480	260,559

Cash flows from investing activities:

Purchases/ (transfer) of fixed assets	(44,628)	(273,292)
construction-in-progress	(10,519)
Net cash provided by investing activities	(55,147)	(273,292)

Cash flows from financing activities:
Contributed capital	1,464
Proceeds from related party debt	318,570	118,779
Distribution to principal shareholder		(71,088)
Net cash provided by financing activities	320,034	47,691

Effect of exchange rates on cash	42,652	(8,004)

Net increase in cash and cash equivalents	7,359,019	26,954

Cash and cash equivalents, at beginning of year	35,251	8,297

Cash and cash equivalents, at end of year	$7,394,270	$35,251

Supplemental cash flow information

Cash paid for income tax	$226,986	$28,663

Noncash investing and financing activities:
Fixed assets and intangible assets purchased or wrote off on account	289,636	46,420

See notes to consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common shares
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Stockholders' Equity

Balances, June 30, 2008	61,203,088	$6,120	$1,342,490	$(199,428)	$246,004	$1,395,186
Share issued to minority holders in reverse merger	1,031,649	103	(103)			-
Contributed capital			1,464			1,464
Imputed interest on shareholder loan			65,995			65,995
Net income for the year			-	2,824,454		2,824,454
Other comprehensive income-Translation adjustment					15,297	15,297
Balances, June 30, 2009	62,234,737	$6,223	$1,409,846	$2,625,026	$261,301	$4,302,396

See notes to consolidated financial statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION AND BUSINESS BACKGROUND

We were incorporated in the state of Arizona on July 11, 1996 and were the successor of the business known as Arizona Mist, Inc. which began in 1989. On May 9, 2005, we entered into a Stock Purchase Agreement and Share Exchange (effecting a reverse merger) with Edmonds 6, Inc. (Edmonds 6) and our name was changed to Universal Fog, Inc. Edmonds 6 was incorporated on August 19, 2004 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pursuant to this agreement, Universal Fog, Inc. (which has been in continuous operation since 1996) became a wholly-owned subsidiary of Edmonds 6.

China Health Industries Holdings Limited ("China Health") was incorporated on July 20, 2007 in Hong Kong under the Companies Ordinance as a limited liability company. China Health was formed for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship as defined by Statement of Financial Accounting Standards (SFAS) No. 7.

Harbin Humankind Biology Technology Co., Limited ("Humankind") was incorporated in Harbin City, Heilongjiang Province, the People's Republic of China (the "PRC") on December 14, 2003, as a limited liability company under the Company Law of PRC.   China Health is engaged in the business of production and distribution of health food.

On August 20, 2007, the sole shareholder of China Health entered into a Share Purchase Agreement with the owners of Humankind. Pursuant to the Agreement, China Health purchased 100% of the ownership in Humankind for a cash consideration of $60,408. Subsequent to completion of the Agreement, Humankind became a wholly-owned subsidiary of China Health. The share purchase transaction is being accounted for as a “reverse merger,” since the owner of Humankind owns a majority of the outstanding shares of China Health’s common stock immediately following the execution of the Agreement.  Humankind is deemed to be the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements for periods prior to the Agreement will be those of Humankind and will be recorded at the historical cost basis.  After completion of the Agreement, China Health’s consolidated financial statements will include the assets and liabilities of both China Health and Humankind, the historical operations of Humankind and the operations of China Health and its subsidiaries from the closing date of the Agreement.

On October 14, 2008, Harbin Humankind set up a 99% owned subsidiary with its primary business being manufacturing and distributing medicine. Mr. Xin Sun, the Company’s majority owner, owns 1% of this subsidiary. The subsidiary is consolidated in the consolidated financial statements of the Company

On December 31, 2008, China Health closed a reverse merger with Universal Fog, Inc, a U.S. public traded shell company.  China Health is the accounting acquirer in the transaction and the transaction is treated as a recapitalization of the Company.  After the transaction and a 1:20 reverse stock split, Xin Sun owned 61,203,088 shares of common stock, representing 98.3% of the 62,234,737 total outstanding shares of common stock of the Company.  In connection with a reverse merger consummated by Universal Fog, Inc. (the “Company”) on December 31, 2008, by which China Health Industries Holdings Limited (“China Health”) became a wholly-owned subsidiary of the Company and China Health’s subsidiary, Harbin Humankind, Biology Technology Co. Limited (“Harbin Humankind”), became the primary operating entity of the Company, on January 9, 2009, the Company adopted the fiscal year end of Harbin Humankind, thereby changing its fiscal year end from December 31 to June 30.

On April 7, 2009, Mr. Sun transferred 28,200,000 shares of common stock to 296 individuals, leaving him with 33,003,088 shares of common stock of the Company, or approximately 53.03%. We changed our name from "Universal Fog, Inc." to "China Health Industries Holdings, Inc." on February 19, 2009.

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

The accompanying consolidated financial statements include China Health Industries Holdings, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). This basis of accounting differs from that used in the statutory accounts of China Health, which are prepared in accordance with the “Accounting Principles of China” (“PRC GAAP”).

Translation of Foreign Currencies

China Health maintains its books and accounting records in PRC currency “Renminbi” (“RMB”), which is determined as the functional currency. Transactions denominated in currencies other than RMB are translated into RMB at the exchange rates quoted by the People’s Bank of China (“PBOC”) prevailing at the date of the transactions. Foreign currency exchange gain and losses resulting from these transactions are included in operations.

China Health’s financial statements are translated into the reporting currency, the United States Dollar (“US$”). Assets and liabilities of China Health are translated at the prevailing exchange rate at each reporting period end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from translation of these financial statements are reflected as accumulated other comprehensive income (loss) in the shareholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  China Health bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances.  Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes.  While China Health believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates.

Earnings per share

Basic earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants.

Potential common shares issued are calculated using the treasury stock method, which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. China Health extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness, and the economic environment.

Concentrations of Credit Risk

Financial instruments that subject China Health to concentrations of credit risk consist primarily of cash and cash equivalents. China Health maintains its cash and cash equivalents with high-quality institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore bear minimal risk.

The Company is going to be self-insured for all risks and carries no general liability or product insurance coverage of any kind.

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at June 30, 2009 and 2008 due to the relatively short-term nature of these instruments.

Prepaid Expenses

Prepaid expenses principally include advances to raw material suppliers.

Inventory

Inventories are stated at the lower of cost or market using the weighted average method. China Health reviews its inventory on a regular basis for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. No reserve was made in the fiscal years ended June 30, 2009 and 2008, respectively.

Impairment of Long–Lived Assets

China Health reviews all of its long-lived assets, including tangible and intangible long-lived assets, for impairment indicators at least annually and performs detailed impairment testing for all  long-lived assets whenever impairment indicators are present. When necessary, China Health records charges for impairments of long-lived assets for the amount by which the present value of future cash flows, or some other fair value measure, is less than the carrying value of these assets.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Maintenance, repairs and minor renewals are expensed as incurred; major renewals and improvements that extend the lives or increase the capacity of plant assets are capitalized.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the reporting period of disposition.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.  The percentages or depreciable life applied are:

Building, warehouse and Improvements	20 to 30 years
Land use rights	50 years
Furniture & Equipment	5 to 7 years
Transportation Equipment	5 to 15 years
Machinery and Equipment	7 to 15 years

Property and equipment are evaluated for impairment in value whenever an event or change in circumstances indicates that the carrying values may not be recoverable. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows of the asset, the Company will measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value.

Intangible assets

Intangible assets consist of patents and goodwill. Patent costs are amortized over an estimated life of ten years.

Intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. As prescribed by SFAS 142, goodwill and intangible assets are tested periodically for impairment. The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," effective January 1, 2002. Accordingly, the Company reviews its long-lived assets, including property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value.  The Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If  the assets determined to be impaired are to be held and used, the Company recognizes an impairment loss thru a charge to operating results to the extent the present value of anticipated cash flows attributable to the assets are less than the asset’s carrying value. The Company would depreciate the remaining the remaining value over the remaining estimated useful life of the asset to operating results.  There were no impairments during the year ended June 30, 2008.

Pharmaceutical Patents

On June 9, 2007, China Health entered into a Purchase Agreement, pursuant to which China Health agreed to purchase pharmaceutical patents from a third party for $410,792 (RMB ¥ 3,180,000).   As of June 30, 2008, the pharmaceutical patents have balance of $463,962; the increase from 2007 is due to the change in the exchange rate from RMB to USD.

China Health recorded the pharmaceutical patents at the purchase price and amortizes the costs over their estimated beneficial period, 10 years, using the straight-line method as of June 30, 2008.  The Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If  the assets determined to be impaired are to be held and used, the Company recognizes an impairment loss thru a charge to operating results to the extent the present value of anticipated cash flows attributable to the assets are less than the asset’s carrying value. The Company would depreciate the remaining the remaining value over the remaining estimated useful life of the asset to operating results.  There were impairments during the years ended June 30, 2009 in the amount of $289,636.

Land Use Right

All land belongs to the State in PRC. Enterprises and individuals can pay the State a fee to obtain a right to use a piece of land for commercial purpose or residential purpose for an initial period of 50 years or 70 years, respectively. The land use right can be sold, purchased, and exchanged in the market. The successor owner of the land use right will reduce the amount of time which has been consumed by the predecessor owner. On June 7, 2004, China Health enter into a Purchase Contract with the local government, pursuant to which China Health agreed to purchase the right to use a piece of land, approximately 8 acres, located in the Harbin County, Heilongjiang Province for commercial purpose over a fifty-year period from June 7, 2004 through June 6, 2054, for $637,261 (RMB ¥5,248,000), which China Health has fully paid to the seller on June 13, 2004. The Department of Housing and Urban Development (“HUD”) of Harbin City approved this transaction. China Health recorded the land use right at its purchase price. The cost of the land use right is amortized over its prospective beneficial period, using the straight-line method with no residual value. China Health’s production facilities and office are located in this piece of land.  As of June 30, 2009, the land use right has balance of $766,713; the increase from the amount of $765,683 in 2008 is due to the change in the exchange rate from RMB to USD.

Revenue Recognition

China Health recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to unaffiliated customer or services are performed in accordance with terms of the agreement, title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on China Health’s experience.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred.

The Company recognizes in-process research and development in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method and the AICPA Technical Practice Aid, Assets Acquired in a Business Combination to be used in Research and Development Activities:  A Focus on Software, Electronic Devices, and Pharmaceutical Industries. Assets to be used in research and development activities, specifically, compounds that have yet to receive new drug approval and would have no alternative use, should approval not be given, are immediately charged to expense when acquired.  Certain assets and high technologies acquired that has a foreseeable future cash flows are capitalized as intangible assets.  Such intangible assets are amortized starting from the year revenue is generated and amortize over a period of 10 years.

For the year ended June 30, 2009, the Company incurred $29,205 in research and development costs. There were no Research and development costs for the fiscal years ended June 30, 2008.

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and marketing expenses in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Adverting Costs”. Advertising costs were immaterial for the fiscal years ended June 30, 2009 and 2008, respectively.

Income Taxes

China Health accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Enterprise income tax

Under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 25% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council.

Value added tax

The Provisional Regulations of PRC Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax is imposed on goods sold in, or imported into, the PRC and on processing, repair and replacement services provided within the PRC.

Value added tax payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year.

According to “Agriculture Product Value Added Tax Rate Adjustment and Certain Items’ Value Added Tax Waiver” published by the Ministry of Finance and the National Tax Affairs Bureau, the value added tax for agriculture related products is to be taxed at 13%. Furthermore, traditional Chinese medicine and medicinal plant are by definition agriculture related products.

Accounting for uncertainty in income taxes – In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under FIN 48, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

The adoption of FIN 48 did not have a material effect on the Company’s results of operations and financial position

Sales Taxes and Sales-related Taxes

Pursuant to the tax law and regulations of PRC, China Health is obligated to pay totally 6.66% of gross sales as sales tax and sales-related taxes.

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Accumulated comprehensive income, as presented in the accompanying statements of changes in shareholders’ equity consists of changes in cumulative foreign currency translation adjustment

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require China Health to accrue for these benefits based on certain percentages of the employees’ salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits. The total provisions for such employee benefits were $4,045 and $239 for the fiscal years ended June 30, 2009 and 2008, respectively.

Statutory Reserves

Pursuant to the applicable laws in PRC, PRC entities are required to make appropriations to three non-distributable reserve funds, the statutory surplus reserve, statutory public welfare fund, and discretionary surplus reserve, based on after-tax net earnings as determined in accordance with the PRC GAAP, after offsetting any prior years ’ losses. Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net earnings until the reserve is equal to 50% of China Health’s registered capital. Appropriation to the statutory public welfare fund is 5% to 10% of the after-tax net earnings. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. No appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. Since China Health has been accumulating deficiency until June 30, 2009, no statutory surplus reserve fund or statutory public welfare reserve fund have been made since its inception.

Segment Reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with China Health’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. China Health currently operates in one principal business segment; therefore segment disclosure is not presented.

Recent Accounting Pronouncements

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statements errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of China Health’s financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The adoption of SAB No. 108 did not have a material effect on China Health’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 defines fair values, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This Statement shall be effective for financial statements issued for fiscal years beginning after November 25, 2007, and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.  China Health is currently evaluating the impact of adopting SFAS No. 157 on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 .  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.   Unrealized gains and losses on items for which the fair value option has been selected are reported in earnings.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  China Health has not yet determined the impact, if any, on its financial statements.

In December 2007, the FASB issued SFAS No 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”) to significantly change the accounting for business combinations.  Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions and will change the accounting treatment for certain specific items, including:

•	acquisition costs will generally be expensed as incurred;

•	Noncontrolling interests will be valued at fair value at the date of acquisition; and

•	liabilities related to contingent consideration will be recorded at fair value at the date of acquisition and subsequently remeasured each subsequent reporting period

SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.   China Health will adopt SFAS No. 141(R) on January 1, 2009, and China Health has not yet determined the impact, if any, on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51, to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  China Health will adopt SFAS No. 160 on January 1, 2009, and China Health has not yet determined the impact, if any, on its financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of SFAS 133 ("SFAS 161"). This Statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not expect the adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.  The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No.162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's financial position and results of operations.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The EITF addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This EITF is effective for fiscal years beginning after December 15, 2008. The Company has no impact of FSP EITF 03-6-1 on its financial position and results of operations as of June 30, 2009...

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its financial position and results of operations.

Note 3 – CASH AND CASH EQUIVALENTS

The company maintains cash and cash equivalents balance at several financial institutions.  Only accounts at US financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  As of June 30, 2009 the Company’s uninsured cash and cash equivalents balances totaled $7,389,939.

On March 26, 2009 the Company’s wholly-owned subsidiary, Harbin Humankind Biology Technology Co., Limited (“Harbin Humankind”), entered into a letter of intent of share transfer agreement with the shareholders of Heilongjiang Tiefeng Rice Company Limited (“Tiefeng”) to purchase all the equity interest of Tiefeng (“the Share Transfer Agreement”).  On July 23, 2009 and August 19, 2009, cash in the amount of $730,482 (RMB 5,000,000) and $7,304,815 (RMB 50,000,000) respectively, were paid to Tiefeng to secure the agreement.  Pursuant to the Share Transfer Agreement, Harbin Humankind shall pay a total of RMB 102,600,000 (approximately $15 million) in cash for all the equity in Tiefeng; RMB50,000,000 (approximately $7.3 million) should be paid within 3 days of signing of the share transfer agreement and RMB5,000,000 (approximately $700,000) as a deposit towards the purchase price.

Note 4 - CONTROL BY PRINCIPAL OWNERS

The directors, executive officers, their affiliates and related parties own, beneficially and in the aggregate, the majority of the voting power of the outstanding capital of China Health. Accordingly, directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital stock and the dissolution, merger or sale of China Health's assets.

Note 5 - PREPAID EXPENSES

Prepaid expenses consist of the following:

	June 30,
	2009	2008
Advances on raw materials	9,553	2,116
Prepaid services		32,828
Total prepaid expenses	$9,553	$34,944

Note 6 - INVENTORIES

Inventories consist of following:

	June 30,
	2009	2008
Finished goods	$26,623	$14
Raw materials	109,057	82,650
Supplies and packing materials	14,972	24,461
Total inventory	$150,652	$107,125

Note 7 - PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	June 30
	2009	2008
Building and warehouses	$852,345	$852,345
Machinery and equipment	159,921	159,921
Office equipment	33,968	18,645
Vehicles	88,837	88,837
Other	24,657	24,657
Less: Accumulated depreciation	(127,400)	(68,841)
Total	$1,032,328	$1,075,564

Depreciation expense charged to operations was $58,559 and $31,490 for the fiscal years ended June 30, 2009 and 2008, respectively.

Note 8 - LAND USE RIGHT

The following is a summary of the land use right:

	June 30
	2009	2008
Land use right	$925,956	$765,683
Less: Accumulated amortization	(76,671)	(61,255)
	$849,285	$704,428

Amortization expense charged to operations was $15,416 and $28,970 for the fiscal years ended June 30, 2009 and 2008, respectively.

Note 9 - RELATED PARTY DEBT

“Related party debt" represents temporary short-term loans from majority owner, Mr. Xin Sun, a PRC citizen. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows classified as due to majority owner are classified as cash flows from financing activities. The total borrowings from Mr. Sun were $868,552 and $549,982 as of June 30, 2009 and 2008, respectively.

Interest was imputed on the loans using the Chinese bank borrowing rate of 7.47%. The total imputed interest expense was $65,995 and $39,089 for the year ended June 30, 2009 and June 30, 2008 respectively.

Note 10 - INCOME TAX

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The new CIT Law reduces the corporate income tax rate from 33% to 25% with effect from January 1, 2008. All Chinese enterprises are governed by the PRC Income Tax Law and various local income tax laws, pursuant to which a company generally is subject to an income tax at a statutory rate of 25% for fiscal year ended June 30, 2009 and fiscal year ended June 30, 2008.

The provision for income taxes consisted of the following:

	June 30
	2009	2008
Provision for PRC income tax - current taxes	$1,483,486	$28,663-
Provision for PRC income tax - deferred taxes	-	-
Total provision for income taxes	$1,483,486	$28,663-

The following table reconciles the PRC statutory rates to China Health’s effective tax rate:

	June 30
	2009	2008

Pretax Income( loss )	$4,307,940	$(4,050)
Statutory tax rate	25%	25%
Benefits for PRC enterprise income tax at statutory rate	0	(1,012)
Expenses not deductible for taxes – temporary difference	278,867
Expenses not deductible for taxes – permanent difference	112,218	9,722
Increase in valuation allowance related to deferred tax assets	15,416	19,953
Total provision for income taxes	1,483,486	28,663

Deferred tax assets (liabilities) as of June 30, 2009 and 2008 are composed of the following:

	June 30
	2009	2008
PRC
Noncurrent deferred tax assets :
Amortization of land use right and other intangible assets	$15,416	$19,953
Valuation allowance	(15,416)	(19,953)
	$-	$-

Note 11 - COMMITMENTS AND CONTINGENCIES

China Health’s assets are located in PRC and revenues are derived from operations in PRC.

In terms of industry regulations and policies, the economy of PRC has been transitioning from a planned economy to market oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reforms, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in PRC are still owned by the Chinese government. For example, all lands are state owned and are leased to business entities or individuals through governmental granting of Land Use Rights. The granting process is typically based on government policies at the time of granting and it could be lengthy and complex. This process may adversely affect our company’s future manufacturing expansions. The Chinese government also exercises significant control over PRC’s economic growth through the allocation of resources and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures.

China Health faces a number of risks and challenges not typically associated with companies in North America and Western Europe, since its assets exist solely in the PRC, and its revenues are derived from its operations therein. The PRC is a developing country with an early stage market economic system, overshadowed by the state. Its political and economic systems are very different from the more developed countries and are in a state of change. The PRC also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and in its relationships with other countries, including the United States. Such shocks, instabilities and crises may in turn significantly and negatively affect China Health’s performance.

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which the Company might be involved in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Rental expense is approximately $58,500 and $25,000 per year for each of the years ended June 30, 2009 and 2008 respectively.  The rental commitment for the year 2009 is approximately $175,316.

NOTE 12 - SUBSEQUENT EVENTS

On August 24, 2009, the Company’s wholly-owned subsidiary, Harbin Humankind Biology Technology Co., Limited (“Harbin Humankind”), entered into a share transfer agreement with the shareholders of Heilongjiang Tiefeng Rice Company Limited (“Tiefeng”) to purchase all the equity interest of Tiefeng (“the Share Transfer Agreement”).

Pursuant to the Share Transfer Agreement, Harbin Humankind shall pay a total of RMB 102,600,000 (approximately $15 million) in cash for all the equity in Tiefeng as follows:

(i)	RMB 50,000,000 (approximately, $7.3 million) within 3 days of signing of the Share Transfer Agreement;

(ii)	RMB5,000,000 (approximately $700,000) as a deposit towards the purchase price; and

(iii)	The remainder RMB 47,600,000 (approximately, $7 million) within 7 days of the effective transfer of the equity interests to Harbin Humankind.

If the transfer of equity interest is not effect within 60 days from the date of the Share Transfer Agreement, the shareholders shall pay to Harbin Humankind 5% of the total purchase consideration as compensation to Harbin Humankind.  In addition, the shareholders shall pay liquidated damages of 0.04% of the total purchase consideration for every day of delay beyond the 60-day period and Harbin Humankind shall then have the right to terminate the Share Transfer Agreement forthwith.

On July 23, 2009 and August 19, 2009, cash in the amount of $730,482 (RMB 5,000,000) and $7,304,815 (RMB 50,000,000) respectively, were paid to Tiefeng to secure the agreement.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Please refer to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2009 (File Number: 000-51060).

Item 9A.              Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of  June 30, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, our management believes that, as of June 30, 2009, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have come to management's attention during our last fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within China Health Industries Holdings, Inc. have been detected.

Item 9B.       Other Information.

None.

Item 10.        Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding the members of our board of directors and our executive officers and other significant employees. All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

Name	Age	Position
Sun Xin	43	Chairman, Chief Executive Officer, Chief Financial Officer, Treasurer and a director

Biography

Mr. Sun attended Jia Mu Si Medical College with a major in pharmacy from 1984 to 1988. From 1988 to 1991, he was the production manager at the Ha Yao Group Sanchine Medicine Joint-Stock Company Ltd.. From 1991 to 1994, he was the district director for the Northeast District of China for Pfizer Pharmaceuticals Limited. Thereafter, he spent one year as the director of the marketing department for Ha Yao Group Sanchine Medicine Joint-Stock Company Ltd. From 1996 to 2002, he was the chief executive officer of a company he founded, Heilongjiang Bijie Chemical Industry Co., Ltd. He next obtained his Masters of Business Administration from Renmin University of China. From 2003 to the present, he was the president and chief executive officer of Harbin Humankind Biology Technology Co., Ltd.

            Mr. Sun is well known in the pharmaceutical field in Harbin, China as a result of all of his professional experience. While he was studying at the Renmin University, Mr. Sun developed many contacts in the pharmaceutical field, which later became district agents and other employees in Humankind’s distribution system.

Our sole director, Mr. Xin Sun, does not hold any directorships in other reporting companies and does not qualify as an “independent director” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

To our knowledge, during the last five years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Meetings of Our Board of Directors

Our Board of Directors held no meetings during the fiscal year ended June 30, 2009.

Board Committees

Audit Committee. We intend to establish an audit committee of the board of directors, which will consist of soon-to-be-nominated independent directors. The audit committee’s duties would be to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of our board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Audit Committee Financial Expert.  Our board of directors currently acts as our audit committee.  Because we only recently executed the reverse merger transaction and the private placement, our board of directors is still in the process of finding an “audit committee financial expert” as defined in Regulation S-K and directors that are “independent” as that term is used in Section 10A of the Exchange Act.

Compensation Committee. We intend to establish a compensation committee of the board of directors. The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers.

Director Compensation

We did not compensate our directors for fiscal years 2008 and 2009. However, in the future, we intend to implement a market-based director compensation program.

Limitations on Liability

Under Delaware law, a corporation may indemnify its officers, directors, employees and agents under certain circumstances, including indemnification of such persons against liability under the Securities Act of 1933, as amended. Those circumstances include that an officer, director, employee or agent may be indemnified if the person acted in good faith and in a manner that he or she reasonably believed to be in, or not opposed to, the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful.

            Article Seventh of our Articles of Incorporation provide that no director shall be personally liable to the Corporation or its stockholders for monetary damages for any breach of fiduciary duty by such director as a director. Notwithstanding the foregoing sentence, a director shall be liable to the extent provided by applicable law, (i) for breach of the director’s duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) pursuant to Section 174 of the Delaware General Corporation law or (iv) for any transaction from which the director derived an improper personal benefit. No amendment to or repeal of this provision shall apply to or have any effect on the liability or alleged liability of any director of the Corporation for or with respect to any acts or omissions of such director occurring prior to such amendment.

We are also permitted to apply for insurance on behalf of any director, officer, employee or other agent for liability arising out of his actions, whether or not the Delaware General Corporation Law would permit indemnification.

Indemnification Against Public Policy

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling an issuer pursuant to the foregoing provisions, the opinion of the Commission is that such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable. In the event that a claim for indemnification against such liabilities (other than director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

The effect of indemnification may be to limit the rights of the Company and its stockholders (through stockholders’ derivative suits on behalf of the Company) to recover monetary damages and expenses against a director for breach of fiduciary duty.

Directors and Officers of Harbin Humankind

The following table sets forth certain information as of June 30, 2009 concerning the directors and executive officers of Harbin Humankind:

Directors and Executive Officers	Position/Title	Age

Xin Sun	Chairman, Chief Financial Officer, Treasurer	43

Baosen Ma	President, Secretary, Director	41

Kai Sun	Director	38

Zhigang Ma	Chief Information Officer	29

The following is a summary of the biographical information of those directors and officers of Harbin Humankind whose biographical information does not appear above:

Baosen Ma, President, Secretary and Director

Mr. Ma graduated from China University of Political Science and Law with a major in financial accounting.  From 1987 to 1992, he was an accountant with Harbin Keluola Solar Power Co., Ltd. Thereafter from 1992 to 1996, he was vice general manger and sales manager for ShangHai Dahua Solar Battery Co., Ltd. From 1996 to 2004, he was the East China manager for the Ha Yao Group Sanchine Medicine Joint-Stock Ltd. In January 2004, Mr. Ma was appointed President, Secretary and Director of Harbin Humankind.

Kai Sun, Director

Mr. Sun graduated from Mu Dan Jiang University with a major in economics.  From 1993 to 1995, he was vice director of Mu Dan Jiang Engine Factory.  Thereafter, from 1995 to 1998, he was a director of Mu Dan Jiang Engine Factory. From 1998 to 2004, he was an administration director for Mu Dan Jiang Lysine Co., Ltd. Since 2004, he has been the administration director at Harbin Humankind.  Mr. Sun, Kai is the younger brother of Chairman, Chief Financial Officer, Treasurer and Director, Sun Xin. In January 2004, Mr. Sun was appointed Director of Harbin Humankind.

Zhigang Gang, Chief Information Officer

Mr. Ma graduated from Qinghua University with a major in Economics. Prior to joining Harbin Humankind as Chief Information Officer in August 2008, from 2001 to 2005, Mr. Ma worked in Telecommunication Software Project Bureau of Heilongjiang. Thereafter, from 2005 to August 2008, he worked at the Real Estate Trading Center of Harbin.

Item 11.             Executive Compensation

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our chief executive officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

SUMMARY COMPENSATION TABLE
(all figures in US Dollars)

Name of Officer	Year	Salary($)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation	All Other Compensation	Total

Sun, Xin	2009	72,454	—	—	—	—	—	—	72,454
	2008	2,624	—	—	—	—	—	—	2,624
	2007	2,554	—	—	—	—	—	—	2,554

Thomas Bontems	2008	—	—	—	—	—	—	—	—
(1)	2007	—	—	—	—	—	—	—	—

(1) Mr. Bontems resigned as our Chief Executive Officer with effect from December 31, 2008. On the same day, Mr. Sun replaced Mr. Bontems as our Chief Executive Officer.

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the year ended  June 30, 2009.

During the year ended June 30, 2009, none of the named executive officers exercised any stock options.

Employment Agreements

We have no employment agreements with all of our employees.

Equity Compensation Plan Information

We currently do not have any equity compensation plans; however we are currently deliberating on implementing an equity compensation plan.

Directors’ and Officers’ Liability Insurance

We currently do not have insurance insuring directors and officers against liability; however, we are in the process of investigating the availability of such insurance.

Compensation Discussion and Analysis

We strive to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

It is not uncommon for PRC private companies in China to have base salaries as the sole form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to the list of similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position.  Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

We plan to implement a more comprehensive compensation program, which takes into account other elements of compensation, including, without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation such as stock options. We expect that this compensation program will be comparable to the programs of our peer companies and aimed to retain and attract talented individuals.

We will also consider forming a compensation committee to oversee the compensation of our named executive officers. The majority of the members of the compensation committee would be independent directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of  October 9, 2009.

Except as otherwise specified below, the address of each beneficial owner listed below is Harbin Humankind Biology Technology Co. Limited, 168 Binbei Street, Songbei District, Harbin, Heilongjiang Province, People’s Republic of China.

Title of Class	Name	Amount and Nature of Beneficial Owner (2)	Percent of Class (3)
Common Stock	Sun Xin Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer	33,003,088	53.03%
Common Stock	Thomas Bontems Former Chief Executive Officer (1)	13,813	0.02%
Common Stock	All officers and directors as a group (1 person)	33,003,088	53.03%

(1)	Mr. Bontems resigned as our Chief Executive Officer with effect from December 31, 2008. On the same day, Mr. Sun replaced Mr. Bontems as our Chief Executive Officer.

(2)	The number of shares reflects the 1:20 reverse split of the Company’s common stock that became effective on November 13, 2008.

(3)
Based on a 62,234,737 total issued and outstanding shares of the Company as of  October 9, 2009, which reflects the 1:20 post reverse split of the Company’s common stock that became effective on November 13, 2008.

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock which are issuable upon exercise of warrants , options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of  October 9, 2009. None of the persons named in the table above own any options or convertible securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our company received temporary short-term loans from majority owner and our sole director and officer, Mr. Xin Sun, a PRC citizen. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows classified as due to majority owner are classified as cash flows from financing activities. The total borrowings from Mr. Sun were $868,552 as of June 30, 2009.

Interest was imputed on the loans using the Chinese bank borrowing rate of 7.47%. The total imputed interest expense was $65,995 for the year ended June 30, 2009.

Item 14. Principal Accounting Fees and Services.

We were billed by our previous independent public accounting firm, Malone & Bailey PC for the following professional services they performed for us during the fiscal years ended  June 30, 2008 and 2009 as set forth in the table below.

	Audit Fees	Related Fee	Tax Fees	All Other Fees
2009	$113,700
2008	$40,000

All of the services rendered to us by our independent registered public accountants were pre-approved by our Board of Directors.

PART V

Item 15.         Exhibits, Financial Statement Schedules

Exhibit No.	Description

3.1	Articles of Incorporation.*

3.2	By-laws.*

4.1	Securities Purchase Agreement dated September 10, 2007 between the Company, Thomas Bontems and Sun Xin. **

10.1	Asset Purchase and Sale Agreement dated September 10, 2007 between the Company and Universal Fog Systems, Inc.**

10.2	Share Exchange Agreement dated October 15, 2007 between the Company, Thomas Bontem, Sun Xin, China Health Industries Holdings Limited and Harbin Humankind Biology Technology Co. Limited.***

10.3	Land Use Agreement dated June 7, 2004, between Harbin Humankind Biology Technology Co. Limited and Harbin City, Daochu District, Songbei Township, Jinxin Village.****

10.4	Lease Agreement dated August 20, 2008 between Harbin Plaza Realty Management Co., Ltd. and Harbin Humankind Biology Technology Co. Limited.****

10.5	Cooperative Agreement dated September 17, 2008 between Harbin Humankind Biology Technology Co. Limited and the Commercial Bureau of Qing’an County.****

10.6	Land Purchase Agreement dated July 7, 2009 between Harbin Humankind Biology Technology Co. Limited and Harbin Songbei District Construction and Development Management Committee.
16.1	Letter from Turner, Stone & Company, L.L.P. to the Securities and Exchange Commission dated April 2, 2008*****

21.1	List of Subsidiaries.****

*	Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed with the SEC on December 1, 2004.
**	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on February 20, 2008.
***	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2007.
****	Incorporated by reference to the Company’s Current Report on Form 8-K and Form 8-K/A filed with the SEC on January 7, 2009.
*****	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

/s/ Xin Sun
By: Xin Sun
Title: Chief Executive Officer
Date: October 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Xin Sun
By: Xin Sun
Title: Chief Executive Officer, Chief Financial Officer and sole director
Date: October 27, 2009