Form 10-K/A
period 2009-06-30
China Health Industries Holdings, Inc.
filed 2009-11-12
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

In this Amendment No. 1 to the Annual Report on Form 10-K (this “Form 10-K/A”), we refer to China Health Industries Holdings, Inc., a Delaware corporation, as “we,” “us,” “our” or “the Company.”

We are filing this 10-K/A to amend the report of e-FANG Accountancy Corp & CPA, the Company’s independent registered public accounting firm, as originally filed on our Form 10-K with the Securities and Exchange Commission on October 27, 2009 (our “Report”). The auditor’s report, as amended, provides an unqualified opinion on page F-3 to “Item 8. Financial Statements and Supplementary Data” as to the Company’s financial statements for the year ended June 30, 2009.

We also amended our disclosure in “Note 2 – Significant Accounting Policies” to our financial statements to clarify our accounting policy with respect to concentrations of credit risk.

Other than the changes described above and other minor typographical and formatting changes, all other information in our original Form 10-K remains unchanged. For the convenience of the reader, this amendment includes, in their entirety, those items in our original filing not being amended and restated. Except to the extent relating to the restatement of our consolidated financial statements and other financial information described above, this amendment continues to describe conditions as of our original filing, and does not update disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of our Report.

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

None.

Item  6. Selected Financial Data

Not Applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial and business analysis in this Annual Report on Form 10-K/A (the “Report”) provides information we believe is relevant to an assessment and understanding of our financial condition and results of operations. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in Part II, Item 8 of this Report.

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

Except as otherwise indicated by the context, references in this Form 10-K/A to “we,” “us,” “our,” “the Registrant”, “our Company,” or “the Company” are to China Health Industries Holdings, Inc., a Delaware corporation, China Health Industries Holdings Limited, and its wholly owned subsidiary, Harbin Humankind Biology Technology Co. Limited. Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iii) “RMB” are to Yuan Renminbi of China; (iv) “Securities Act” are to the Securities Act of 1933, as amended; and (v) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

Results Of Operations

For the year ended June 30, 2009 as compared to June 30, 2008

Our principal business operations are conducted through our wholly owned subsidiary, Harbin Humankind Biology Technology Co., Limited (“Humankind”) and Humankind’s subsidiary, Harbin Huimejia Medicine Company (“Huimeijia”) which was incorporated on October 14, 2008.   Huimeijia received GMP certification on July 23, 2009 and will be producing and selling our medical drugs.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of China Health Industries Holdings Inc. as of June 30, 2009 and the results of its operations and its cash flows for the year then ended, in conformity with general accepted accounting principles generally accepted in United States of America.

In our report dated October 27, 2009, we expressed an qualified opinion because we were not engaged as auditors until after September 28, 2009, we were not present to observe the physical inventory taken as of June 30, 2009 and owing to the nature of the Company’s records, we were unable to satisfy ourselves as to inventory quantities by other audit procedures. We were unable to determine whether adjustments might have been necessary in respect of the profit for the year reported in the statement of income, comprehension income and the net cash flows from operating activities reported in the cash flow statement.  On November 7, 2009, we were present at the time of the physical inventory count and, by suitable observation, tests, and inquiries, satisfy ourselves respecting the effectiveness of the methods of inventory-taking and the measure of reliance which may be placed upon the client’s representations about the quantities and physical condition of the inventories.  Accordingly, our present opinion on the financial statements, as presented herein, is different from that expressed in our previous report.

We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009, included in the accompanying Management’s Report on Internal Control Over Financial Reporting and accordingly, we do not express an opinion thereon.

/s/e-FANG Accountancy Corp & CPA
City of Industry, California
November 10, 2009

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

Note 3 – CASH AND CASH EQUIVALENTS

The company maintains cash and cash equivalents balance at several financial institutions.  Only accounts at US financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  As of June 30, 2009 the Company’s uninsured bank balances totaled $7,389,939.

On April 9, 2009 the Company’s wholly-owned subsidiary, Harbin Humankind Biology Technology Co., Limited (“Harbin Humankind”), entered into a letter of intent of share transfer agreement with the shareholders of Heilongjiang Tiefeng Rice Company Limited (“Tiefeng”) to purchase all the equity interest of Tiefeng (“the Share Transfer Agreement”).  On July 23, 2009 and August 19, 2009, cash in the amount of $730,482 (RMB 5,000,000) and $7,304,815 (RMB 50,000,000) respectively, were paid to Tiefeng.  Pursuant to the Share Transfer Agreement, Harbin Humankind shall pay a total of RMB 102,600,000 (approximately $15 million) in cash for all the equity in Tiefeng; RMB50,000,000 (approximately $7.3 million) should be paid within 3 days of signing of the share transfer agreement and RMB5,000,000 (approximately $700,000) as a deposit towards the purchase price.

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

If the transfer of equity interest is not effected within 60 days from the date of the Share Transfer Agreement, the shareholders shall pay to Harbin Humankind 5% of the total purchase consideration as compensation to Harbin Humankind.  In addition, the shareholders shall pay liquidated damages of 0.04% of the total purchase consideration for every day of delay beyond the 60-day period and Harbin Humankind shall then have the right to terminate the Share Transfer Agreement forthwith.

On July 23, 2009 and August 19, 2009, cash in the amount of $730,482 (RMB 5,000,000) and $7,304,815 (RMB 50,000,000) respectively, were paid to Tiefeng.

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
Date: November 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Xin Sun
By: Xin Sun
Title: Chief Executive Officer, Chief Financial Officer and sole director
Date: November 10, 2009