Form 10-K/A
period 2009-06-30
China Health Industries Holdings, Inc.
filed 2009-11-13
CIK 1309057

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

EXPLANATORY NOTE

In this Amendment No. 2 to the Annual Report on Form 10-K/A (this “Form 10-K/A”), we refer to China Health Industries Holdings, Inc., a Delaware corporation, as “we,” “us,” “our” or “the Company.”

We are filing this 10-K/A to amend the report of e-FANG Accountancy Corp & CPA, the Company’s independent registered public accounting firm, as originally filed on our Form 10-K with the Securities and Exchange Commission on October 27, 2009 and then on our Amendment No. 1 on Form 10-K/A on November 12, 2009 (our “Report”). The auditor’s report, as amended, provides an unqualified opinion on page F-3 to “Item 8. Financial Statements and Supplementary Data” as to the Company’s financial statements for the year ended June 30, 2009.

For the convenience of the reader, this amendment includes, in their entirety, those items in our original filing not being amended and restated. Except for the abovementioned amendments, this amendment continues to describe conditions as of our original filing, and does not update disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of our Report.

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

/s/e-FANG Accountancy Corp & CPA
City of Industry, California
November 13, 2009

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
Date: November 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Xin Sun
By: Xin Sun
Title: Chief Executive Officer, Chief Financial Officer and sole director
Date: November 13, 2009