Form 10-Q
period 2009-09-30
China Health Industries Holdings, Inc.
filed 2009-11-16
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Not Applicable
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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 16, 2009, there are 62,234,737 shares of $0.0001 par value common stock issued and outstanding.

FORM 10-Q
CHINA HEALTH INDUSTRIES HOLDINGS, INC.
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (Unaudited)	June 30, 2009 (Audited)
ASSETS

Current assets
Cash and cash equivalents	$1,164,590	$7,394,270
Accounts receivable	5,669	21,510
Inventory	152,614	150,652
Prepaid expenses	11,156,027	9,533

Total current assets	12,478,900	7,575,965

Property and equipment – net of accumulated depreciation
of $143,476 and $127,400, respectively	1,021,896	1,032,328
Intangible Assets-net of accumulated amortization
of $81,902 and $76,671, respectively	845,029	849,285
Construction-in-progress	171,405	10,519

Total assets	$14,517,230	$9,468,097

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$164,855	$173,234
Accrued expenses	789,449	401,091
Advances from buyers	7,607	2,922
Related party debt	851,350	868,552
Wages payable	677,806	671,193
Tax payable	3,633,756	3,048,709

Total current liabilities	6,124,823	5,165,701

Commitments and contingencies	131,625	175,316

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 300,000,000 shares authorized, 62,234,737 and 61,203,088 issued and outstanding, respectively)	6,223	6,223
Additional paid-in capital	1,425,745	1,409,846
Accumulated other comprehensive income	445,756	261,301
Retained earnings (Accumulated deficit)	6,514,683	2,625,026

Total Stockholders' equity	8,392,407	4,302,396

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,517,230	$9,468,097

See notes to consolidated financial statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	September 30, 2009	September 30, 2008
REVENUE	$10,246,606	$286,207

COST OF GOODS SOLD	4,486,366	251,031

Gross Profit	5,760,240	35,176

OPERATING EXPENSES
Selling, general & administrative expenses	516,325	95,442
Depreciation and amortization expenses	20,331	13,166
Research & development	-	-
Total operating expenses	536,656	108,608

Operating profit	5,223,584	(73,432)

OTHER INCOME (EXPENSES)

Interest expenses	(15,899)
Other income	5
Other expense	-	(11,403)

Total other income (expense)	(15,894)	(11,403)

INCOME (LOSS) BEFORE INCOME TAXES	5,207,690	(84,835)

Income taxes	1,318,033	-

Net income (loss)	$3,889,657	$(84,835)

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain (loss)	$184,455	$(21,416)

Comprehensive income	$4,074,112	$(106,251)

Basic and diluted net loss per share	0.06	(0.00)

Weight average shares outstanding	62,234,737	62,234,732

See notes to consolidated financial statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended September 30
	2009		2008
Cash flows from operating activities:

Net income (loss)		$3,889,657	$(87,246)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities

Depreciation & amortization		20,331	18,528
Imputed interest		15,899	10,053

Changes in assets and liabilities -
(Increase) decrease in:

Accounts receivables and other receivables		15,841	(11,957)
Inventory		(1,962)	(56,700)
Prepaid expense		(31,483)	2,364
Accounts payable and other payables		976,324	(20,344)
Net cash provided by (used in) operating activities		4,884,607	(145,302)

Cash flows from investing activities:

Purchases/ (transfer) of fixed assets		(5,643)	(1,412)
Prepayment on acquisition		(8,043,758)
Prepayment on land use right		(3,071,253)
construction-in-progress		(160,886)	-
Net cash provided by investing activities		(11,281,540)	(1,412)

Cash flows from financing activities:
Contributed capital			78,473
Proceeds from related party debt		(17,201)	62,265
Net cash provided by financing activities		(17,021)	140,738

Effect of exchange rates on cash		184,454	(21,416)

Net increase in cash and cash equivalents		(6,229,680)	(27,392)

Cash and cash equivalents, at beginning of year		7,394,270	35,251

Cash and cash equivalents, at end of year		$1,164,590	$7,859

Supplemental cash flow information

Cash paid for income tax	$		$-

See notes to consolidated financial statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common shares
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Stockholders' Equity

Balances, June 30, 2009	62,234,737	$6,223	$1,409,846	$2,625,026	$261,301	$4,302,396

Imputed interest on shareholder loan			15,899			15,899

Net income for the three months ended September 30, 2009				3,889,657		3,889,657

Other comprehensive income-Translation adjustment					184,455	184,455

Balances, September 30, 2009	62,234,737	$6,223	$1,425,745	$6,514,683	$445,756	$8,392,407

See notes to consolidated financial statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is self-insured for all risks and carries no general liability or product insurance coverage of any kind.

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at September 30, 2009 and 2008 due to the relatively short-term nature of these instruments.

Prepaid Expenses

Prepaid expenses principally include advances to raw material suppliers.

Inventory

Inventories are stated at the lower of cost or market using the weighted average method. China Health reviews its inventory on a regular basis for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. No reserve was made in the three months ended September 30, 2009 and 2008, respectively.

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

Intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. As prescribed by SFAS 142, goodwill and intangible assets are tested periodically for impairment. The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," effective January 1, 2002. Accordingly, the Company reviews its long-lived assets, including property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value.  The Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If  the assets determined to be impaired are to be held and used, the Company recognizes an impairment loss thru a charge to operating results to the extent the present value of anticipated cash flows attributable to the assets are less than the asset’s carrying value. The Company would depreciate the remaining the remaining value over the remaining estimated useful life of the asset to operating results.  There were no impairments during the three months ended September 30, 2009 and 2008.

Pharmaceutical Patents

On June 9, 2007, China Health entered into a Purchase Agreement, pursuant to which China Health agreed to purchase pharmaceutical patents from a third party for $410,792 (RMB ¥ 3,180,000).

China Health recorded the pharmaceutical patents at the purchase price and amortizes the costs over their estimated beneficial period, 10 years, using the straight-line method as of September 30, 2009.  The Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If  the assets determined to be impaired are to be held and used, the Company recognizes an impairment loss thru a charge to operating results to the extent the present value of anticipated cash flows attributable to the assets are less than the asset’s carrying value. The Company would depreciate the remaining the remaining value over the remaining estimated useful life of the asset to operating results.   There were impairments during the years ended June 30, 2009 in the amount of $289,636.  There was no remaining value of the pharmaceutical patent impaired.

Land Use Right

All land belongs to the State in PRC. Enterprises and individuals can pay the State a fee to obtain a right to use a piece of land for commercial purpose or residential purpose for an initial period of 50 years or 70 years, respectively. The land use right can be sold, purchased, and exchanged in the market. The successor owner of the land use right will reduce the amount of time which has been consumed by the predecessor owner. On June 7, 2004, China Health enter into a Purchase Contract with the local government, pursuant to which China Health agreed to purchase the right to use a piece of land, approximately 8 acres, located in the Harbin County, Heilongjiang Province for commercial purpose over a fifty-year period from June 7, 2004 through June 6, 2054, for $637,261 (RMB ¥5,248,000), which China Health has fully paid to the seller on June 13, 2004. The Department of Housing and Urban Development (“HUD”) of Harbin City approved this transaction. China Health recorded the land use right at its purchase price. The cost of the land use right is amortized over its prospective beneficial period, using the straight-line method with no residual value. China Health’s production facilities and office are located in this piece of land.  As of September 30, 2009, the land use right has balance of $845,029.

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

For the three months ended September 30, 2009 and 2008, the Company did not incur in research and development costs.

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and marketing expenses in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Adverting Costs”. Advertising costs were immaterial for the three months ended September 30, 2009 and 2008, respectively.

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

The adoption of FIN 48 did not have a material effect on the Company’s results of operations and financial position.

Sales Taxes and Sales-related Taxes

Pursuant to the tax law and regulations of PRC, China Health is obligated to pay totally 6.66% of gross sales as sales tax and sales-related taxes.

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Accumulated comprehensive income, as presented in the accompanying statements of changes in shareholders’ equity consists of changes in cumulative foreign currency translation adjustment.

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require China Health to accrue for these benefits based on certain percentages of the employees’ salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits. The total provisions for such employee benefits were $1,036 for the three months ended September 30, 2009.  The provisions for such employee benefits were minimal for the three months ended September 30, 2008.

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

In December 2007, the FASB issued SFAS No 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”) to significantly change the accounting for business combinations.  Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions and will change the accounting treatment for certain specific items, including:

●	acquisition costs will generally be expensed as incurred;

●	Noncontrolling interests will be valued at fair value at the date of acquisition; and

●	liabilities related to contingent consideration will be recorded at fair value at the date of acquisition and subsequently remeasured each subsequent reporting period

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

 In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The EITF addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This EITF is effective for fiscal years beginning after December 15, 2008. The Company has no impact of FSP EITF 03-6-1 on its financial position and results of operations as of September 30, 2009.

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

Note 3 – CASH AND CASH EQUIVALENTS

The company maintains cash and cash equivalents balance at several financial institutions.  Only accounts at US financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  As of September 30, 2009 the Company’s uninsured bank balances totaled $1,162,620.

On April 9, 2009 the Company’s wholly-owned subsidiary, Harbin Humankind Biology Technology Co., Limited (“Harbin Humankind”), entered into a letter of intent of share transfer agreement with the shareholders of Heilongjiang Tiefeng Rice Company Limited (“Tiefeng”) to purchase all the equity interest of Tiefeng (“the Share Transfer Agreement”).  On July 23, 2009 and August 19, 2009, cash in the amount of $731,251 (RMB 5,000,000) and $7,312,507 (RMB 50,000,000) respectively, were paid to Tiefeng.  Pursuant to the Share Transfer Agreement, Harbin Humankind shall pay a total of RMB 102,600,000 (approximately $15 million) in cash for all the equity in Tiefeng; RMB50,000,000 (approximately $7.3 million) should be paid within 3 days of signing of the share transfer agreement and RMB5,000,000 (approximately $700,000) as a deposit towards the purchase price.

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

Note 5 - PREPAID EXPENSES

Prepaid expenses consist of the following:

	September 30, 2009	June 30, 2009 (Audited)
Advances on raw materials	41,016	9,553
Deposit on land use rights	3,071,253
Deposit on acquisition	8,043,758
Total prepaid expenses	$11,156,027	$9,553

For the three months ended September 30, 2009, the Company paid $3,071,253 (RMB 21,000,000) to Harbin Songbei District Development and Construction Committee as the prepayment for the acquisition of the land use rights.  The Company is in the process of going through a full range of procedures before the land use rights can be granted to the Company.

On April 9, 2009 the Company’s wholly-owned subsidiary, Harbin Humankind Biology Technology Co., Limited (“Harbin Humankind”), entered into a letter of intent of share transfer agreement with the shareholders of Heilongjiang Tiefeng Rice Company Limited (“Tiefeng”) to purchase all the equity interest of Tiefeng (“the Share Transfer Agreement”).  On July 23, 2009 and August 19, 2009, cash in the amount of $731,251 (RMB 5,000,000) and $7,312,507 (RMB 50,000,000) respectively, were paid to Tiefeng.

Note 6 - INVENTORIES

Inventories consist of following:

	September 30, 2009	June 30, 2009 (Audited)
Finished goods	$17	$26,623
Raw materials	131,651	109,057
Supplies and packing materials	20,946	14,972
Total inventory	$152,614	$150,652

Note 7 - PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	September 30, 2009	June 30, 2009 (Audited)
Building and warehouses	$854,391	$852,345
Machinery and equipment	167,208	159,921
Office equipment	31,663	33,968
Vehicles	89,050	88,837
Other	23,060	24,657
Less: Accumulated depreciation	(143,476)	(127,400)
Total	$1,021,896	$1,032,328

Depreciation expense charged to operations was $15,184 and $14,699 for the three months ended September 30, 2009 and 2008, respectively.

Note 8 - LAND USE RIGHT

The following is a summary of the land use right:

	September 30, 2009	June 30, 2009 (Audited)
Land use right	$926,931	$925,956
Less: Accumulated amortization	(81,902)	(76,671)
	$845,029	$849,285

Amortization expense charged to operations was $5,147 and $3,829 for the three months ended September 30, 2009 and 2008, respectively.

Note 9 - RELATED PARTY DEBT

“Related party debt" represents temporary short-term loans from majority owner, Mr. Xin Sun, a PRC citizen. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows classified as due to majority owner are classified as cash flows from financing activities. The total borrowings from Mr. Sun were $851,351 and $868,552 as of September 30, 2009 and June 30, 2009, respectively.

Interest was imputed on the loans using the Chinese bank borrowing rate of 7.47%. The total imputed interest expense was $15,215 for the three months ended September 30, 2009.

Note 10 - INCOME TAX

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The new CIT Law reduces the corporate income tax rate from 33% to 25% with effect from January 1, 2008. All Chinese enterprises are governed by the PRC Income Tax Law and various local income tax laws, pursuant to which a company generally is subject to an income tax at a statutory rate of 25% for the three months ended September 30, 2009 and 2008.

The provision for income taxes consisted of the following:

	September 30
	2009	2008
Provision for PRC income tax - current taxes	$1,318,033	$-
Provision for PRC income tax - deferred taxes	-
Total provision for income taxes	$1,318,033	$-

The following table reconciles the PRC statutory rates to China Health’s effective tax rate:

	September 30
	2009	2008

Pretax Income( loss )	$5,207,690	$(84,835)
Statutory tax rate	25%	25%
Benefits for PRC enterprise income tax at statutory rate	1,318,033	(21,209)
Expenses not deductible for taxes – temporary difference
Expenses not deductible for taxes – permanent difference	(5,147)	17,380
Increase in valuation allowance related to deferred tax assets	5,147	3,829
Total provision for income taxes	1,318,033	-

Deferred tax assets (liabilities) as of September 30, 2009 and 2008 are composed of the following:

	September 30
	2009	2008
PRC
Noncurrent deferred tax assets :
Amortization of land use right and other intangible assets	$5,147	$3,829
Valuation allowance	(5,147)	(3,829)
	$-	$-

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

Rental expense is approximately $43,853 for the three months ended September 30, 2009.  The rental commitment for the fiscal year 2009 is approximately $175,000.

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

Completion of acquisition is currently in process for legal documentation transfers and reviews from local tax agencies.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in the risk factors and “Forward Looking Statements” summary set forth in the forepart of our Annual Report for the year ended June 30, 2009. This quarterly report on Form 10-Q contains forward-looking statements and is afforded the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Readers should carefully review the risk factors disclosed in our Annual Report for the year ended June 30, 2009 and other documents filed by us with the SEC.

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

The nature of our business makes predicting the future trends of our revenue, expenses, and net income difficult. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

●	the effect of political, economic, and market conditions and geopolitical events;

●	legislative and regulatory changes that affect our business;

●	the availability of funds and working capital;

●	the actions and initiatives of current and potential competitors;

●	investor sentiment; and

●	our reputation.

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

We also serve as an OEM manufacturer on an ad hoc basis for the production and packaging of various health food and health food supplements.  In the three months ended September 30, 2009, our two largest OEM customers were Hayao Group Shiyitang Co. and Harbin Medical Supply Co., Ltd.

Results Of Operations

For the three months ended September 30, 2009 as compared to September 30, 2008

Our principal business operations are conducted through our wholly owned subsidiary, Harbin Humankind Biology Technology Co., Limited (“Humankind”) and Humankind’s subsidiary, Harbin Huimeijia Medicine Company (“Huimeijia”) which was incorporated on October 14, 2008.   Huimeijia received GMP certification on July 23, 2009 and will be producing and selling our medical drugs.

	September 30
	2009	Variance	2008
REVENUES
Product Sales (net of sales allowance)	$10,246,606	3,480%	$286,207
Total revenues	$10,246,606		286,207

COST OF GOODS SOLD
Cost of goods sold	4,486,366	1,687%	251,031
Gross Profit	$5,760,240	16,275%	$35,176

Total revenues increased by 3480% in the three months ended September 30, 2009 compared to 2008.  The $9,960,399 increase in revenue is attributable to strong performances from our sales distribution channels.

This growth in sales is attributable to volume and our efforts to continue to develop our distribution channels by hiring additional sales agents to assure that our products and their associated benefits are seen by those making or influencing the purchasing decisions.

Our cost of sales increased $4,235,335, or 1,687% in the three months ended September 30, 2009 compared to 2008. The costs increased as a result of the increased sales.

Sales by Product Line

A break-down of our sales by major product line for each of the three months ended September 30, 2009 and 2008 is as follows:

	For the Three Months Ended September 30
	2009			2008
Product Category	Quantity (Unit)	Sales USD	% of Sales	Quantity (Unit)	Sales USD	% of Sales
Frog Oil Soft Capsule
Propolis Capsule
Liquid Calcium Capsule
Selenium Propolis Capsule
Abalone, Sea cucumber and Frog oil soft capsule	5,496	1,181,036.60	11.53%
Ganoderma lucidum and Aweto Soft Capsules	4,424	911,994.06	8.9%	1,198	257,697.14	90.04%
Chao Bao Capsule
Jianwei Calcium Tablet
Propolis and Black Ant Capsule	28,982	2,672,224.26	26.08%
Waterlilies Soft Capsule(Sailuozhi)	13,885	3,226,614.02	31.49%
Colon Cleanser Capsule	31,589	2,241,673.72	21.88%
OEM Sales		13,063.34	0.13%		28,509.86	9.96%
Total		10,246,606	100%		286,207	100%

Operating Expenses

The following table summarizes the changes in our operating expenses from $108,608 to $536,656 for each of the three months ended September 30, 2009 and 2008, respectively:

	For the Three Months Ended September 30
	2009	Variance	2008
Operating Expenses
Selling , General and Administrative expenses	$516,325	441%	$95,442
Depreciation and amortization	20,331	54%	13,166
Total operating expenses	$536,656	394%	$108,608

Total operating expenses for the three months ended September 30, 2009 increased $420,883 or 441% over the same period in 2008. The higher operating expenses were primarily attributable to the increased costs of marketing and distribution of our products for sale to generate our increased product sales from $286,207 in 2008 to $10,246,606 in 2009.

We incurred imputed interest expenses in the amount of $15,899 on the loans due to Mr. Sun Xin, the executive officer and major shareholder of Company. These loans are unsecured, non-interest bearing and have no fixed terms of repayment.

2010 Outlook

We anticipate our total revenues in 2010 versus 2009 to increase by 101% or approximately $11.04 million with growth in all categories of our product sales. Our gross profit margin in 2010 is expected to be approximately 55.45% due to raw material cost inflation. Operating expenses will increase due to higher percentage of R&D investment as well as expanding our own distribution channels. We estimate our overall 2009 net profit margins to be approximately 22.64%.However, there is no assurance that these predictions will be reached.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of September 30, 2009 and 2008 and for each of the three months then ended:

	September 30, 09	September 30, 08

As of September 30:
Cash and cash equivalents	$1,164,590	$7,859
Working capital	$6,338,177	$(836,323)
Inventories	$150,652	$163,825
For the Three Months Ended September 30:
Cash provided by (used in):
Operating activities	$4,884,607	$(145,302)
Investing activities	$(11,281,540)	$(1,412)
Financing activities	$(17,201)	$140,738

As of September 30, 2009, cash and cash equivalents were $1,164,590 as compared to $7,859 at September 30, 2008. The increased cash and cash equivalents position of 1,156,731 or 14719%  at September 30, 2009 was primarily due to our cash flows provided by operating activities in 2009 of approximately $6.7 million.

Our current ratio was 2.03 versus 0.21 and the quick ratio was 2.01 versus 0.05 at September 30, 2009 and 2008, respectively.  Management endeavors to ensure that funds are available to take advantage of new investment opportunities and that funds are sufficient to meet future liquidity and capital needs.

 Cash flow provided by operating activities was $4,884,604 for the three months ended September 30, 2009 compared to cash flow used by operation activities of $145,302 for the same period in 2008.  The increase in cash provided by operating activities of 5,029,906 is primarily attributable to the increased net income of approximately $6.7 million in 2009 versus net loss of $84,835 in 2008.

Our working capital position at September 30, 2009 was $6,338,177 compared to working capital deficit of $836,323 at September 30, 2008. Our increased working capital position in 2009 was principally funded by the increased cash flow generated from our operating activities of approximately $6.7 million.  Management considers current working capital and borrowing capabilities adequate to cover our current operating and capital requirements for the full year 2009.

Currency Exchange Fluctuations

All of our revenues and majority of the expenses during the three months ended September 30, 2009 were denominated primarily in Renminbi (“RMB”), the currency of China, and was converted into US dollars at the exchange rate of 6.8376 RMB to 1 U.S. Dollar.  In the third quarter of 2005, the Renminbi began to rise against the US dollar.  There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

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

Date: November 16, 2009
/s/ Xin Sun
Xin Sun
Chief Executive Officer and Chief Financial Officer