Form 10-K/A
period 2009-06-30
China Health Industries Holdings, Inc.
filed 2009-12-22
CIK 1309057

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

EXPLANATORY NOTE

In this Amendment No. 3 to the Annual Report on Form 10-K/A (this “Form 10-K/A”), we refer to China Health Industries Holdings, Inc., a Delaware corporation, as “we,” “us,” “our” or “the Company.”

We are filing this Amendment No. 3 to the Annual Report 10-K/A to amend the Explanatory Note in our prior Amendment No. 2 to Form 10-K/A to explain and set out the sequence of events relating to the preparation and filing of our Annual Report for the year ended June 30, 2009.

On October 27, 2009, we filed out Annual Report on Form 10-K.  The Annual Report contained an audit opinion that was qualified due to the fact that our new auditor, e-Fang Accountancy Corp. & CPA (“e-Fang”) excluded our inventory from the scope of their audit.

On November 7, 2009, e-Fang re-audited us.  To plan an appropriate and effective inventory observation, e-Fang took time to understand our business, our products, our computer processing applications and relevant controls before the physical count occurred, including knowledge of the physical inventory or cycle count procedures and the inventory summarization, pricing and cutoff procedures.

E-fang used analytical procedures in planning the audit to help identify inventory locations, areas or items for specific attention or greater scrutiny during and after the physical count. They considered examining the ratio of inventory to cost of goods sold. The following are some additional analytical procedures that they performed:

•              Inventory turnover
•              Shipping costs as a percentage of inventory
•              Total inventory vs. total assets

E-fang also performed inventory observation and inventory test counts of 75% of inventory line items.  They and our management personnel physically counted the items. E-fang reviewed our control structure to ensure the correct recording of raw materials received and issued. They performed test counts of Harbin Humankind Biology Technology Co., Limited and Harbin Huimejia Medicine Company inventory.  A sample of the value of 25 inventory items in Harbin Humankind and Harbin Huimeijia inventory systems comprising 75% of the inventory line items were selected for testing. In all of the 25 cases, there was no difference between the quantity of the line item reflected in the Harbin Humankind and Huemeijia inventory listing.

In addition, e-Fang obtained copies of all inventory count sheets and tags before leaving the physical inventory observation. They applied analytical procedures to the final priced-out inventory detail focused on the reasonableness of the qualities counted to help identify inventory items that might require additional audit scrutiny.

E-Fang also made test counts of which we were unaware of to provide them added assurance.  They maintained appropriate control over the audit documentation so we were not aware of the details of the test counts nor were we able to alter the documentation.

Because the description on a container may not always match the goods inside, e-Fang opened some containers or packages and matched the contents to the label. Checking for empty containers or "hollow squares" (i.e., spaces between stacks of boxes) and verifying the units of measure on tags or count sheets are meaningful procedures. Additionally, they also tested the quality of inventories in those cases where the price of the inventory fluctuates greatly depending upon the quality of that inventory. When observing work-in-process inventory, e-Fang considered the reasonableness of the recorded stage of completion. They scanned inventory tags or count sheets for unusual or unreasonable quantities and descriptions to verify their propriety. They tested large inventory quantities or items with large extended values during the observation.

E-Fang monitored our control over the physical count tags or sheets and paid close attention to tag/count sheet control procedures to avoid the inclusion of improper items and ensured appropriate items are included in the final inventory listing. They followed up physical inventory counts with procedures directed toward inventory quantities, such as comparing quantities for the current period to prior periods by inventory category.  They also examined cash disbursements subsequent to the end of the period for payments made to vendors to ensure they were recorded in the purchase journal.

The extent of audit procedures required normally increases since the inventory observation is performed at a date other than the balance sheet date. E-Fang tested significant items in the reconciliation of the physical inventory to the general ledger to help identify inadvertent errors along with intentional misstatements. Goods in-transit and inventory transfers between warehouse and headquarter were tested to ascertain their existence and to determine the propriety of their inclusion or exclusion.

Based on the above, e-Fang was satisfied with its audit in order for it to render a subsequent unqualified opinion.

Amendment No. 2 to our Annual Report on Form 10-K/A filed on November 13, 2009 was to amend our auditor’s opinion to render an unqualified opinion. The auditor’s report, as amended, now provides an unqualified opinion on page F-3 to “Item 8. Financial Statements and Supplementary Data” as to our financial statements for the year ended June 30, 2009.

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
Date: December 22, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Xin Sun
By: Xin Sun
Title: Chief Executive Officer, Chief Financial Officer and sole director
Date: December 22, 2009