Form 10-Q
period 2009-12-31
China Health Industries Holdings, Inc.
filed 2010-02-12
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

011-86-451-5553-9531
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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of February 11, 2010, there are 62,239,737 shares of $0.0001 par value common stock issued and outstanding.

FORM 10-Q
CHINA HEALTH INDUSTRIES HOLDINGS, INC.
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2009 (Unaudited)	June 30, 2009 (Audited)
ASSETS

Current assets
Cash and cash equivalents	$2,612,093	$7,394,270
Accounts receivable	5,669	21,510
Inventory	198,224	150,652
Prepaid expenses	11,154,028	9,533

Total current assets	13,970,014	7,575,965

Property and equipment – net	1,014,174	1,032,328
Intangible Assets-net	845,079	849,285
Construction-in-progress	162,640	10,519

Total assets	$15,991,907	$9,468,097

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$91,665	$173,234
Accrued expenses	616,518	401,091
Advances from buyers	7,608	2,922
Related party debt	264,302	868,552
Wages payable	3,479	671,193
Tax payable	4,142,257	3,048,709

Total current liabilities	5,125,839	5,165,701

Commitments and contingencies	131,625	175,316

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 300,000,000 shares authorized, 62,234,737 and 62,234,737 issued and outstanding, respectively)	6,223	6,223
Additional paid-in capital	1,430,681	1,409,846
Accumulated other comprehensive income	446,398	261,301
Retained earnings (Accumulated deficit)	8,982,774	2,625,026

Total Stockholders' equity	10,866,076	4,302,396

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,991,905	$9,468,097

 See notes to consolidated financial statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

REVENUE	$9,374,937	$136,437	$19,621,543	$422,644
COST OF GOODS SOLD	4,035,362	118,781	8,521,728	369,812

Gross Profit	5,339,575	17,656	11,099,815	52,832

OPERATING EXPENSES
Selling, general & administrative expenses	1,999,220	32,475	2,515,545	49,444
Depreciation and amortization expenses	35,965	13,280	56,296	26,446

Research & development	-	-	-	-
Total operating expenses	2,035,185	45,755	2,571,841	75,890
Operating profit	3,304,390	(28,099)	8,527,974	(23,058)

OTHER INCOME (EXPENSES)
Interest expenses	(4,936)	(18,497)	(20,835)	(29,947)
Interest income	-	184	5	226
Other income	-	-	-	150
Other expense	-	-	-	(145)
Total other income (expense)	(4,936)	(18,313)	(20,830)	(29,716)

INCOME (LOSS) BEFORE INCOME TAXES	3,299,454	(46,412)	8,507,144	(52,774)
Income taxes	831,363	1	2,149,396	2,412

Net income (loss)	$2,468,091	$(46,413)	$6,357,748	$(55,186)

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain (loss)	$642	$2,414	$185,097	$7,550

Comprehensive income	$2,468,733	$(43,999)	$6,542,845	$(47,636)

Basic and diluted net loss per share	0.04	(0.00)	0.10	(0.00)
Weight average shares outstanding	62,234,737	61,214,302	62,234,737	61,208,695
See notes to consolidated financial statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended December 31
	2009		2008
Cash flows from operating activities:

Net income (loss)		$6,357,748	$(55,186)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities

Depreciation & amortization		56,296	36,749
Imputed interest		20,835	29,947

Changes in assets and liabilities - (Increase) decrease in:

Accounts receivables and other receivables		15,841	(8,938)
Inventory		(47,572)	(82,805)
Prepaid expense		(29,013)	(4,883)
Accounts payable and other payables		564,380	(38,093)
Net cash provided by (used in) operating activities		6,938,515	(123,209)

Cash flows from investing activities:

Purchases/ (transfer) of fixed assets		(33,936)	(35,627)
Prepayment on acquisition		(8,044,229)	-
Prepayment on land use right		(3,071,253)	-
construction-in-progress		(152,121)	-
Net cash provided by investing activities		(11,301,539)	(35,627)

Cash flows from financing activities:
Contributed capital			1,464
Proceeds from related party debt		(604,250)	253,395
Net cash provided by financing activities		(604,250)	254,859

Effect of exchange rates on cash		185,097	(4,655)

Net increase (decrease) in cash and cash equivalents		(4,782,177)	91,368

Cash and cash equivalents, at beginning of year		7,394,270	35,251

Cash and cash equivalents, at end of year		$2,612,093	$126,619

Supplemental cash flow information

Cash paid for income tax	$		$-

See notes to consolidated financial statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common shares
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Stockholders' Equity

Balances, June 30, 2009	62,234,737	$6,223	$1,409,846	$2,625,026	$261,301	$4,302,396

Imputed interest on shareholder loan			15,899			15,899

Net income for the three months ended September 30, 2009				3,889,657		3,889,657

Other comprehensive income-Translation adjustment					184,455	184,455

Balances, September 30, 2009	62,234,737	$6,223	$1,425,745	$6,514,683	$445,756	$8,392,407

Imputed interest on shareholder loan			4,936			4,936

Net income for the three months ended December 31, 2009				2,468,091		2,468,091

Other comprehensive income-Translation adjustment					642	642

Balances, December 31, 2009	62,234,737	$6,223	$1,430,681	$8,982,774	$436,526	$10,866,076

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

Translation of Foreign Currencies

China Health’s subsidiaries maintain its books and accounting records in PRC currency “Renminbi” (“RMB”), which is determined as the functional currency. Transactions denominated in currencies other than RMB are translated into RMB at the exchange rates quoted by the People’s Bank of China (“PBOC”) prevailing at the date of the transactions. Foreign currency exchange gain and losses resulting from these transactions are included in operations.

China Health’s consolidated financial statements are translated into the reporting currency, the United States Dollar (“US$”). Assets and liabilities of China Health are translated at the prevailing exchange rate at each reporting period end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from translation of these financial statements are reflected as accumulated other comprehensive income (loss) in the shareholders’ equity.

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

The Company carries no general liability or product insurance coverage of any kind.

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at December 31, 2009 and 2008 due to the relatively short-term nature of these instruments.

Prepaid Expenses

Prepaid expenses principally include advances to raw material suppliers.

Inventory

Inventories are stated at the lower of cost or market using the weighted average method. China Health reviews its inventory on a regular basis for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. No reserve was made in the three months ended December 31, 2009 and 2008, respectively.

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

Intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. As prescribed by SFAS 142, goodwill and intangible assets are tested periodically for impairment. The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," effective January 1, 2002. Accordingly, the Company reviews its long-lived assets, including property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value.  The Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If  the assets determined to be impaired are to be held and used, the Company recognizes an impairment loss thru a charge to operating results to the extent the present value of anticipated cash flows attributable to the assets are less than the asset’s carrying value. The Company would depreciate the remaining the remaining value over the remaining estimated useful life of the asset to operating results.  There were no impairments during the three months ended December 31, 2009 and 2008.

Pharmaceutical Patents

On June 9, 2007, China Health entered into a Purchase Agreement, pursuant to which China Health agreed to purchase pharmaceutical patents from a third party for $410,792 (RMB ¥ 3,180,000).

China Health recorded the pharmaceutical patents at the purchase price and amortizes the costs over their estimated beneficial period, 10 years, using the straight-line method as of December 31, 2009.  The Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If  the assets determined to be impaired are to be held and used, the Company recognizes an impairment loss thru a charge to operating results to the extent the present value of anticipated cash flows attributable to the assets are less than the asset’s carrying value. The Company would depreciate the remaining the remaining value over the remaining estimated useful life of the asset to operating results.  There were impairments during the years ended June 30, 2009 in the amount of $289,636.  There was no remaining value of the pharmaceutical patent impaired.

Land Use Right

All land belongs to the State in PRC. Enterprises and individuals can pay the State a fee to obtain a right to use a piece of land for commercial purpose or residential purpose for an initial period of 50 years or 70 years, respectively. The land use right can be sold, purchased, and exchanged in the market. The successor owner of the land use right will reduce the amount of time which has been consumed by the predecessor owner. On June 7, 2004, China Health enter into a Purchase Contract with the local government, pursuant to which China Health agreed to purchase the right to use a piece of land, approximately 8 acres, located in the Harbin County, Heilongjiang Province for commercial purpose over a fifty-year period from June 7, 2004 through June 6, 2054, for $637,261 (RMB ¥5,248,000), which China Health has fully paid to the seller on June 13, 2004. The Department of Housing and Urban Development (“HUD”) of Harbin City approved this transaction. China Health recorded the land use right at its purchase price. The cost of the land use right is amortized over its prospective beneficial period, using the straight-line method with no residual value. China Health’s production facilities and office are located in this piece of land.  As of December 31, 2009, the land use right has balance of $845,079.

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

For the three months ended December 31, 2009 and 2008, the Company did not incur in research and development costs.

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and marketing expenses in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Adverting Costs”. Advertising costs were immaterial for the three months ended December 31, 2009 and 2008, respectively.

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

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require China Health to accrue for these benefits based on certain percentages of the employees’ salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits. The total provisions for such employee benefits were $1,036 for the three months ended December 31, 2009.  The provisions for such employee benefits were minimal for the three months ended December 31, 2008.

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

In December 2007, the FASB issued SFAS No 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”) to significantly change the accounting for business combinations.  Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions and will change the accounting treatment for certain specific items, including:

	acquisition costs will generally be expensed as incurred;

	Noncontrolling interests will be valued at fair value at the date of acquisition; and

	liabilities related to contingent consideration will be recorded at fair value at the date of acquisition and subsequently remeasured each subsequent reporting period

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

 In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The EITF addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This EITF is effective for fiscal years beginning after December 15, 2008. The Company has no impact of FSP EITF 03-6-1 on its financial position and results of operations as of December 31, 2009.

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

Note 3 – CASH AND CASH EQUIVALENTS

The company maintains cash and cash equivalents balance at several financial institutions.  Only accounts at US financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  As of December 31, 2009 the Company’s uninsured bank balances totaled $2,608,301.

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

Note 5 - PREPAID EXPENSES

Prepaid expenses consist of the following:

	December 31, 2009	June 30, 2009 (Audited)
Advances on raw materials	38,367	9,553
Deposit on land use rights	3,071,432
Deposit on acquisition	8,044,229
Total prepaid expenses	$11,154,028	$9,553

For the six months ended December 31, 2009, the Company paid $3,071,253 (RMB 21,000,000) to Harbin Songbei District Development and Construction Committee as the prepayment for the acquisition of the land use rights.  The Company is in the process of going through a full range of procedures before the land use rights can be granted to the Company.

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

Note 6 - INVENTORIES

Inventories consist of following:

	December 31, 2009	June 30, 2009 (Audited)
Finished goods	$20,963	$26,623
Raw materials	145,335	109,057
Supplies and packing materials	31,926	14,972
Total inventory	$198,224	$150,652

Note 7 - PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	December 31, 2009	June 30, 2009 (Audited)
Building and warehouses	$854,441	$852,345
Machinery and equipment	174,718	159,921
Office equipment	31,665	33,968
Vehicles	89,055	88,837
Other	23,061	24,657
Less: Accumulated depreciation	(158,766)	(127,400)
Total	$1,014,174	$1,032,328

Depreciation expense charged to operations was $30,814 and $15,013 for the three months ended December 31, 2009 and 2008, respectively.

Note 8 - LAND USE RIGHT

The following is a summary of the land use right:

	December 31, 2009	June 30, 2009 (Audited)
Land use right	$926,985	$925,956
Less: Accumulated amortization	(81,906)	(76,671)
	$845,079	$849,285

Amortization expense charged to operations was $5,151 and $4,071 for the three months ended December 31, 2009 and 2008, respectively.

Note 9 - RELATED PARTY DEBT

“Related party debt" represents temporary short-term loans from majority owner, Mr. Xin Sun, a PRC citizen. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows classified as due to majority owner are classified as cash flows from financing activities. The total borrowings from Mr. Sun were $264,302 and $868,552 as of December 31, 2009 and June 30, 2009, respectively.

Interest was imputed on the loans using the Chinese bank borrowing rate of 7.47%. The total imputed interest expense was $4,936 for the three months ended December 31, 2009.

Note 10 - INCOME TAX

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The new CIT Law reduces the corporate income tax rate from 33% to 25% with effect from January 1, 2008. All Chinese enterprises are governed by the PRC Income Tax Law and various local income tax laws, pursuant to which a company generally is subject to an income tax at a statutory rate of 25% for the three months ended December 31, 2009 and 2008.

The provision for income taxes consisted of the following:

	December 31
	2009	2008
Provision for PRC income tax - current taxes	$831,363	$-
Provision for PRC income tax - deferred taxes	-
Total provision for income taxes	$831,363	$-

The following table reconciles the PRC statutory rates to China Health’s effective tax rate:

	December 31
	2009	2008

Pretax Income( loss )	$3,288,491	$(84,835)
Statutory tax rate	25%	25%
Benefits for PRC enterprise income tax at statutory rate	831,363	(21,209)
Expenses not deductible for taxes – temporary difference
Expenses not deductible for taxes – permanent difference	(5,147)	17,380
Increase in valuation allowance related to deferred tax assets	5,147	3,829
Total provision for income taxes	831,363	-

Deferred tax assets (liabilities) as of December 31, 2009 and 2008 are composed of the following:

	December 31
	2009	2008
PRC
Noncurrent deferred tax assets :
Amortization of land use right and other intangible assets	$5,147	$3,829
Valuation allowance	(5,147)	(3,829)
	$-	$-

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

Rental expense is approximately $43,885 for the three months ended December 31, 2009.  The rental commitment for the fiscal year 2009 is approximately $175,000.

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

If the transfer of equity interest is not effected within 60 days from the date of the Share Transfer Agreement, the shareholders of Tiefeng shall pay to Harbin Humankind 5% of the total purchase consideration as compensation to Harbin Humankind.  In addition, the shareholders shall pay liquidated damages of 0.04% of the total purchase consideration for every day of delay beyond the 60-day period and Harbin Humankind shall then have the right to terminate the Share Transfer Agreement forthwith.

On July 23, 2009 and August 19, 2009, cash in the amount of $730,482 (RMB 5,000,000) and $7,304,815 (RMB 50,000,000) respectively, were paid to Tiefeng.

As of December 31, 2009, the completion of acquisition is still in processing for legal documentation transfers and reviews from local government agencies.  China Health gave Tiefeng extension of time up to Feburary 28, 2010 to get all approval documents from local government agencies.  Tiefeng agreed to pay penalty 0.04% per annum of the total purchase consideration for every day of delay starting from October 23, 2009.

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

The nature of our business makes predicting the future trends of our revenue, expenses, and net income difficult. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

	the effect of political, economic, and market conditions and geopolitical events;

	legislative and regulatory changes that affect our business;

	the availability of funds and working capital;

	the actions and initiatives of current and potential competitors;

	investor sentiment; and

	our reputation.

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

We also serve as an OEM manufacturer on an ad hoc basis for the production and packaging of various health food and health food supplements.  In the three months ended December 31, 2009, our two largest OEM customers were Hayao Group Shiyitang Co. and Harbin Medical Supply Co., Ltd.

Results Of Operations

For the three months ended December 31, 2009 as compared to December 31, 2008

Our principal business operations are conducted through our wholly owned subsidiary, Harbin Humankind Biology Technology Co., Limited (“Humankind”) and Humankind’s subsidiary, Harbin Huimeijia Medicine Company (“Huimeijia”) which was incorporated on October 14, 2008.   Huimeijia received GMP certification on July 23, 2009 and will be producing and selling our medical drugs.

	December 31
	2009	Variance	2008
REVENUES
Product Sales (net of sales allowance)	$9,374,937	6,771%	$136,437
Total revenues	$9,374,937		136,437

COST OF GOODS SOLD
Cost of goods sold	4,035,362	3,297%	118,781
Gross Profit	$5,339,575	30,142%	$17,656

Total revenues increased by 6,771% in the three months ended December 31, 2009 compared to 2008.  The $9,238,500 increase in revenue is attributable to strong performances from our sales distribution channels.

This growth in sales is attributable to volume and our efforts to continue to develop our distribution channels by hiring additional sales agents to assure that our products and their associated benefits are seen by those making or influencing the purchasing decisions.

Our cost of sales increased $3,916,581, or 3,297% in the three months ended December 31, 2009 compared to 2008. The costs increased as a result of the increased sales.

Sales by Product Line

A break-down of our sales by major product line for each of the three months ended December 31, 2009 and 2008 is as follows:

	For the Three Months Ended December 31
	2009			2008
Product Category	Quantity (Unit)	Sales USD	% of Sales	Quantity (Unit)	Sales USD	% of Sales
Abalone, Sea cucumber and Frog oil soft capsule	5,462	1,174,848.35	12.53%
Ganoderma lucidum and Aweto Soft Capsules	4,396	945,557.19	10.09%	488	84,001.74	61.57%
Chao Bao Capsule				2,000	18,783.93	13.77%
Jianwei Calcium Tablet	101,200	18,941.71	13.88%
Propolis and Black Ant Capsule	18,919	1,746,048.13	18.62%
Waterlilies Soft Capsule(Sailuozhi)	16,301	3,791,655.43	40.44%
Colon Cleanser Capsule	24,170	1,716,827.49	18.32%
OEM Sales					14,709.62	10.78%
Total		9,374,937	100%		$136,437	100%

Operating Expenses

The following table summarizes the changes in our operating expenses from $45,755 to $2,035,185 for each of the three months ended December 31, 2009 and 2008, respectively:

	For the Three Months Ended December 31
	2009	Variance	2008
Operating Expenses
Selling , General and Administrative expenses	$1,999,220	6,056%	$32,475
Depreciation and amortization	35,965	171%	13,280
Total operating expenses	$2,035,185	4,348%	$45,755

Total operating expenses for the three months ended December 31, 2009 increased $1,989,430 or 4,348% over the same period in 2008. The higher operating expenses were primarily attributable to the increased costs of marketing and distribution of our products for sale to generate our increased product sales from $136,437 in 2008 to $9,374,937 in 2009.

We incurred imputed interest expenses in the amount of $4,936 on the loans due to Mr. Sun Xin, the executive officer and major shareholder of company, these loans are unsecured, non-interest bearing and have no fixed terms of repayment.

Results of Operations

For the six months ended December 31, 2009 as compared to December 31, 2008

Our principal business operations are conducted through our wholly owned subsidiary, Harbin Humankind Biology Technology Co., Limited (“Humankind”) and Humankind’s subsidiary, Harbin Huimeijia Medicine Company (“Huimeijia”) which was incorporated on October 14, 2008.   Huimeijia received GMP certification on July 23, 2009 and will be producing and selling our medical drugs.

	December 31
	2009	Variance	2008
REVENUES
Product Sales (net of sales allowance)	$19,621,543	4,543%	$422,644
Total revenues	$19,621,543		422,644

COST OF GOODS SOLD
Cost of goods sold	8,521,728	2,204%	369,812
Gross Profit	$11,099,815	20,910%	$52,832

Total revenues increased by 4,543% in the six months ended December 31, 2009 compared to 2008.  The $19,198,899 increase in revenue is attributable to strong performances from our sales distribution channels.

This growth in sales is attributable to volume and our efforts to continue to develop our distribution channels by hiring additional sales agents to assure that our products and their associated benefits are seen by those making or influencing the purchasing decisions.

Our cost of sales increased $8,151,916, or 2,204% in the six months ended December 31, 2009 compared to 2008. The costs increased as a result of the increased sales.

Sales by Product Line

A break-down of our sales by major product line for each of the three months ended December 31, 2009 and 2008 is as follows:

	For the Six Months Ended December 31
	2009			2008
Product Category	Quantity (Unit)	Sales USD	% of Sales	Quantity (Unit)	Sales USD	% of Sales
Abalone, Sea cucumber and Frog oil soft capsule	15,224	2,355,884.99	12%
Ganoderma lucidum and Aweto Soft Capsules	12,008	1,857,551.27	9.47%	1,784	341,698.88	80.85%
Chao Bao Capsule				2,000	18,783.93	4.44%
Jianwei Calcium Tablet				101,200	18,941.710	4.48%
Propolis and Black Ant Capsule	73,923	4,418,272.46	22.52%
Waterlilies Soft Capsule(Sailuozhi)	43,600	7,018,269.53	35.77%
Colon Cleanser Capsule	81,830	3,958,501.27	20.17%
OEM Sales		13,063.35	0.07%		43,219.48	10.23%
Total		19,621,543	100%		$422,644	100%

Operating Expenses

The following table summarizes the changes in our operating expenses from $75,890 to $2,571,841 for each of the six months ended December 31, 2009 and 2008, respectively:

	For the Six Months Ended December 31
	2009	Variance	2008
Operating Expenses
Selling , General and Administrative expenses	$2,515,545	6,056%	$49,444
Depreciation and amortization	56,296	171%	26,446
Total operating expenses	$2,571,841	3,289%	$75,890

Total operating expenses for the six months ended December 31, 2009 increased $2,495,951 or 3,289% over the same period in 2008. The higher operating expenses were primarily attributable to the increased costs of marketing and distribution of our products for sale to generate our increased product sales from $422,644 in 2008 to $19,621,543 in 2009.

We incurred imputed interest expenses in the amount of $20,835 on the loans due to Mr. Sun Xin, the executive officer and major shareholder of company, these loans are unsecured, non-interest bearing and have no fixed terms of repayment.

2010 Outlook

We anticipate our total revenues in 2010 versus 2009 to increase by 300% or approximately $30 million with growth in all categories of our product sales. Our gross profit margin in 2010 is expected to be approximately 55.45% due to raw material cost inflation. Operating expenses will increase due to higher percentage of R&D investment as well as expanding our own distribution channels. We estimate our overall 2009 net profit margins to be approximately 22.64%. However, there is no assurance that these predictions will be reached.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of December 31, 2009 and 2008 and for each of the six months then ended:

	December 31,09	December 31,08

As of December 31:
Cash and cash equivalents	$2,612,093	$126,619
Working capital	$8,844,184	$(860,611)
Inventories	$198,224	$189,930
For the Three Months Ended December 31:
Cash provided by (used in):
Operating activities	$6,938,515	$(123,209)
Investing activities	$(11,301,539)	$(35,627)
Financing activities	$(604,250)	$254,859

As of December 31, 2009, cash and cash equivalents were $2,612,093 as compared to $126,619 at December 31, 2008. The increased cash and cash equivalents position of 2,485,474 or 1,963%  at December 31, 2009 was primarily due to our cash flows provided by operating activities in 2009 of approximately $6.9 million.

Our current ratio was 2.73 versus 0.30 and the quick ratio was 2.69 versus 0.14 at December 31, 2009 and 2008, respectively.  Management endeavors to ensure that funds are available to take advantage of new investment opportunities and that funds are sufficient to meet future liquidity and capital needs.

Cash flows provided by operating activities was $6,938,515 for the six months ended December 31, 2009 compared to cash flows used by operation activities of $123,209 for the same period in 2008.  The increase in cash provided by operating activities of 7,061,724 is primarily attributable to the increased net income of approximately $6.4 million in 2009 versus net loss of $55,186 in 2008.

Our working capital position at December 31, 2009 was $8,844,184 compared to working capital deficit of $860,611 at December 31, 2008. Our increased working capital position in 2009 was principally funded by the increased cash flows generated from our operating activities of approximately $6.9 million.  Management considers current working capital and borrowing capabilities adequate to cover our current operating and capital requirements for the full year 2009.

Currency Exchange Fluctuations

All of our revenues and majority of the expenses during the three months ended December 31, 2009 were denominated primarily in Renminbi (“RMB”), the currency of China, and was converted into US dollars at the exchange rate of 6.8372 RMB to 1 U.S. Dollar.  In the third quarter of 2005, the Renminbi began to rise against the US dollar.  There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2.	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

4	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

Date: February 11, 2010
/s/Xin Sun
Xin Sun
Chief Executive Officer and Chief Financial Officer