Form 10-Q
period 2010-03-31
China Health Industries Holdings, Inc.
filed 2010-05-17
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of   May 14, 2010, there are 62,239,737 shares of $0.0001 par value common stock issued and outstanding.

FORM 10-Q
CHINA HEALTH INDUSTRIES HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	June 30, 2009
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$7,620,289	$7,394,270
Accounts receivable	5,670	21,510
Inventory	377,926	150,652
Prepaid expenses	9,686,213	9,533

Total current assets	17,690,098	7,575,965

Property and equipment – net	998,767	1,032,328
Intangible Assets – net	834,913	849,285
Construction-in-progress	162,666	10,519

Total assets	$19,686,444	$9,468,097

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$554,215	$574,325
Advances from buyers	359	2,922
Related party debt	205,849	868,552
Wages payable	1,585	671,193
Tax payable	4,587,585	3,048,709

Total current liabilities	5,349,593	5,165,701

Commitments and contingencies	21,942	175,316

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 300,000,000 shares authorized, 62,239,737 and 62,239,737 issued and outstanding, respectively)	6,224	6,223
Additional paid-in capital	1,439,274	1,409,846
Accumulated other comprehensive income	444,528	261,301
Retained earnings	12,446,825	2,625,026

Total Stockholders' equity	14,336,851	4,302,396

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,686,444	$9,468,097

See accompanying notes to the consolidated financial statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
REVENUE	$9,889,459	$1,015,480	$29,511,002	$1,438,124
COST OF GOODS SOLD	4,540,126	686,362	13,061,854	1,056,174

Gross Profit	5,349,333	329,118	16,449,148	381,950

OPERATING EXPENSES
Selling, general & administrative expenses	946,960	39,665	3,462,505	89,109
Depreciation and amortization expenses	20,716	15,864	77,012	42,310
Research & development	-	-	-	-
Total operating expenses	967,676	55,529	3,539,517	131,419
Operating profit	4,381,657	273,589	12,909,631	250,531

OTHER INCOME (EXPENSES)
Interest expenses	(3,845)	(10,761)	(24,680)	(40,708)
Interest income	226,482	100	226,487	326
Other income	-	-	-	150
Other expense	-	(1)	-	(146)
Total other income (expense)	222,637	(10,660)	201,807	(40,378)

INCOME (LOSS) BEFORE INCOME TAXES	4,604,294	262,927	13,111,438	210,153
Income taxes	1,140,243	65,123	3,289,639	67,535
Net income (loss)	$3,464,051	$197,804	$9,821,799	$142,618

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	$(1,870)	$(1,896)	$183,227	$5,654
Comprehensive income	$3,462,181	$195,908	$10,005,026	$148,272

Basic and diluted net loss per share	0.06	0.00	0.16	0.00
Weight average shares outstanding	62,239,737	62,234,737	62,239,737	61,541,951

See accompanying notes to the consolidated financial statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended March 31
	2010	2009
Cash flows from operating activities:

Net income (loss)	$9,821,799	$142,618

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities

Depreciation & amortization	77,012	53,436
Imputed interest	24,680	40,701
Share-based compensation	4,750
Changes in assets and liabilities -
(Increase) decrease in:

Accounts receivables and other receivables	12,558	-
Inventory	(227,274)	(71,160)
Prepaid expense	(19,444)	975
Accounts payable and other payables	846,594	6,776
Net cash provided by (used in) operating activities	10,540,675	173,346

Cash flows from investing activities:

Purchases/ (transfer) of fixed assets	(29,079)	(36,147)
Notes receivable	-	(109,875)
Prepayment on acquisition	(6,582,701)	-
Prepayment on land use right	(3,071,253)	-
construction-in-progress	(152,147)	-
Net cash provided by investing activities	(9,835,180)	(146,022)

Cash flows from financing activities:
Contributed capital		1,464
Proceeds from related party debt	(662,703)	26,207
Net cash provided by financing activities	(662,703)	27,671

Effect of exchange rates on cash	183,227	(3,484)

Net increase (decrease) in cash and cash equivalents	226,019	51,511

Cash and cash equivalents, at beginning of year	7,394,270	35,251

Cash and cash equivalents, at end of year	$7,620,289	$86,762

Supplemental cash flow information

Cash paid for income tax	$1,272,724	$2,410

Noncash investing and financing activities

Adjustment of fixed asset value	$-	$15,747

See accompanying notes to the consolidated financial statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common shares		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit)	Income	Equity

Balances, June 30, 2009	62,234,737	$6,223	$1,409,846	$2,625,026	$261,301	$4,302,396
Imputed interest on shareholder loan			15,899			15,899
Net income for the three months ended September 30, 2009				3,889,657		3,889,657
Other comprehensive income-Translation adjustment					184,455	184,455
Balances, September 30, 2009	62,234,737	$6,223	$1,425,745	$6,514,683	$445,756	$8,392,407
Imputed interest on shareholder loan			4,936			4,936
Net income for the three months ended December 31, 2009				2,468,091		2,468,091
Other comprehensive income-Translation adjustment					642	642
Balances, December 31, 2009	62,234,737	$6,223	$1,430,681	$8,982,774	$446,398	$10,866,076
Stock based compensation	5,000	1	4,749			4,750
Imputed interest on shareholder loan			3,844			3,844
Net income for the three months ended March 31, 2010				3,464,051		3,464,051
Other comprehensive income-Translation adjustment					(1,870)	(1,870)
Balances, March 31, 2010	62,239,737	$6,224	$1,439,274	$12,446,825	$444,528	$14,336,851

See accompanying notes to the consolidated financial statements

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

Earnings per share

Basic earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Dilutive common share equivalents include the dilutive effect of share equivalents, which is calculated, based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when the option is exercised are assumed to be used to repurchase shares in the current period. Share-based awards with market conditions are included in the computation of earnings per share if they are dilutive and if the established conditions have been satisfied or would have been satisfied at the reporting date.

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

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at March 31, 2010 and 2009 due to the relatively short-term nature of these instruments.

Prepaid Expenses

Prepaid expenses principally include advances to raw material suppliers.

Inventory

Inventories are stated at the lower of cost or market using the weighted average method. China Health reviews its inventory on a regular basis for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. No reserve was made in the three months ended March 31, 2010 and 2009, respectively.

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

Intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. As prescribed by SFAS 142, goodwill and intangible assets are tested periodically for impairment. The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," effective January 1, 2002. Accordingly, the Company reviews its long-lived assets, including property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value.  The Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If  the assets determined to be impaired are to be held and used, the Company recognizes an impairment loss thru a charge to operating results to the extent the present value of anticipated cash flows attributable to the assets are less than the asset’s carrying value. The Company would depreciate the remaining the remaining value over the remaining estimated useful life of the asset to operating results.  There were no impairments during the three months ended March 31, 2010 and 2009.

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

Land Use Right

All land belongs to the State in PRC. Enterprises and individuals can pay the State a fee to obtain a right to use a piece of land for commercial purpose or residential purpose for an initial period of 50 years or 70 years, respectively. The land use right can be sold, purchased, and exchanged in the market. The successor owner of the land use right will reduce the amount of time which has been consumed by the predecessor owner. On June 7, 2004, China Health enter into a Purchase Contract with the local government, pursuant to which China Health agreed to purchase the right to use a piece of land, approximately 8 acres, located in the Harbin County, Heilongjiang Province for commercial purpose over a fifty-year period from June 7, 2004 through June 6, 2054, for $637,261 (RMB ¥5,248,000), which China Health has fully paid to the seller on June 13, 2004. The Department of Housing and Urban Development (“HUD”) of Harbin City approved this transaction. China Health recorded the land use right at its purchase price. The cost of the land use right is amortized over its prospective beneficial period, using the straight-line method with no residual value. China Health’s production facilities and office are located in this piece of land.  As of March 31, 2010, the land use right net of amortization has balance of $834,913.

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

For the three months ended March 31, 2010 and 2009, the Company did not incur in research and development costs.

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and marketing expenses in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Adverting Costs”. Advertising costs were immaterial for the three months ended March 31, 2010 and 2009, respectively.

Share-Based Payments

The Company has adopted “Stock-based Compensation and Other Stock-based Payments”. This Section establishes standards for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services, and applies to transactions, including non-reciprocal transactions, in which an enterprise grants shares of common stock or other equity instruments, or incurs liabilities based on the price of common stock or other equity instruments. The Company uses the fair-value based method to account for all stock-based payments to employees and non-employees by measuring the compensation cost of the stock-based payments using the Black-Scholes option-pricing model.

The fair value of the stock-based compensation is recorded as a charge to operations over the vesting period with a credit to contributed surplus.

The Company recorded $4,750 and $nil in share-based compensation expense that are considered to be non-vested shares under the provisions of FAS 123(R) during the nine months ended March 31, 2010 and March 31, 2009, respectively, related to share-based granted in exchange for goods and services  during those periods. The share-based stocks granted in the third quarter of fiscal 2010 have a weighted average grant date fair value of $0.95 per share based on the closing price of the Company's common stock as of the grant date.

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

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require China Health to accrue for these benefits based on certain percentages of the employees’ salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits. The total provisions for such employee benefits were minimal for the three months ended March 31, 2010 and 2009.

Statutory Reserves

Pursuant to the applicable laws in PRC, PRC entities are required to make appropriations to three non-distributable reserve funds, the statutory surplus reserve, statutory public welfare fund, and discretionary surplus reserve, based on after-tax net earnings as determined in accordance with the PRC GAAP, after offsetting any prior years’ losses. Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net earnings until the reserve is equal to 50% of China Health’s registered capital. Appropriation to the statutory public welfare fund is 5% to 10% of the after-tax net earnings. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. No appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

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

Note 3 – CASH AND CASH EQUIVALENTS

The company maintains cash and cash equivalents balance at several financial institutions.  Only accounts at US financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  As of March 31, 2010 the Company’s uninsured bank balances totaled $7,616,585.

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

Note 5 - PREPAID EXPENSES

Prepaid expenses consist of the following:

	March 31, 2010	June 30, 2009
		(Audited)
Advances on raw materials	31,585	9,553
Deposit on land use rights	3,071,927	-
Deposit on acquisition	6,582,701	-
Total prepaid expenses	$9,686,213	$9,553

For the nine months ended March 31, 2010, the Company paid $3,071,927 (RMB 21,000,000) to Harbin Songbei District Development and Construction Committee as the prepayment for the acquisition of the land use rights.  The Company is in the process of going through a full range of procedures before the land use rights can be granted to the Company.

On April 9, 2009 the Company’s wholly-owned subsidiary, Harbin Humankind Biology Technology Co., Limited (“Harbin Humankind”), entered into a letter of intent with the shareholders of Heilongjiang Tiefeng Rice Company Limited (“Tiefeng”) to purchase all the equity interest of Tiefeng (“the Share Transfer Agreement”).  On July 23, 2009 the amount of $731,251 (RMB 5,000,000) were paid as retaining fees. The purchase agreement was signed on August 18, 2009; the amount of $7,312,507 (RMB 50,000,000) was prepaid to Tiefeng on August 19, 2009.

As of March 31, 2010, Tiefeng did not get the crucial certified documents from local government agencies.  Based on the amended agreement, the deal is thus voided.  Tiefeng paid back approximately $1.46 million (RMB 10,000,000) to the Company on March 31, 2010, the additional $1.46 million (RMB 10,000,000) was paid on April 30, 2010 as part of the deposit refund.  Another $1.46 million (RMB 10,000,000) will be paid by May, 2010.  $2.92 million (RMB 20,000,000) is treated as loans made by the Company to Tiefeng.  Interest is charged monthly by using the Chinese bank borrowing rate.  The balance $730,000 (RMB 5,000,000) is considered as advances to Tiefeng for future purchases of inventory.

Note 6 - INVENTORIES

Inventories consist of following:

	March 31, 2010	June 30, 2009
		(Audited)
Finished goods	$170,939	$26,623
Raw materials	174,344	109,057
Supplies and packing materials	32,643	14,972
Total inventory	$377,926	$150,652

Note 7 - PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	March 31, 2010	June 30, 2009
		(Audited)
Building and warehouses	$854,579	$852,345
Machinery and equipment	173,663	159,921
Office equipment	31,932	33,968
Vehicles	89,069	88,837
Other	21,942	24,657
Less: Accumulated depreciation	(172,418)	(127,400)
Total	$998,767	$1,032,328

Depreciation expense charged to operations was $15,566 and $12,718 for the three months ended March 31, 2010 and 2009, respectively.

Note 8 - LAND USE RIGHT

The following is a summary of the land use right:

	March 31, 2010	June 30, 2009
		(Audited)
Land use right	$927,134	$925,956
Less: Accumulated amortization	(92,221)	(76,671)
	$834,913	$849,285

Amortization expense charged to operations was $5,150 and $3,728 for the three months ended March 31, 2010 and 2009, respectively.

Note 9 - RELATED PARTY DEBT

“Related party debt" represents temporary short-term loans from majority owner, Mr. Xin Sun, a PRC citizen. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows classified as due to majority owner are classified as cash flows from financing activities. The total borrowings from Mr. Sun were $205,849 and $868,552 as of March 31, 2010 and June 30, 2009, respectively.

Interest was imputed on the loans using the Chinese bank borrowing rate of 7.47%. The total imputed interest expense was $3,844 for the three months ended March 31, 2010.

Note 10 - INCOME TAX

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The new CIT Law reduces the corporate income tax rate from 33% to 25% with effect from January 1, 2008. All Chinese enterprises are governed by the PRC Income Tax Law and various local income tax laws, pursuant to which a company generally is subject to an income tax at a statutory rate of 25% for the three months ended March 31, 2010 and 2009.

The provision for income taxes consisted of the following:

	March 31
	2010	2009
Provision for PRC income tax - current taxes	$1,140,243	$65,123
Provision for PRC income tax - deferred taxes	-
Total provision for income taxes	$1,140,243	$65,123

The following table reconciles the PRC statutory rates to China Health’s effective tax rate:

	March 31
	2010	2009

Pretax Income( loss )	$4,604,294	$262,927
Statutory tax rate	25%	25%
Benefits for PRC enterprise income tax at statutory rate	1,151,074	65,732
Expenses not deductible for taxes – temporary difference
Expenses not deductible for taxes – permanent difference	(63,912)	6,164
Increase in valuation allowance related to deferred tax assets	5,147	3,728
Total provision for income taxes	1,140,243	65,123

Deferred tax assets (liabilities) as of March 31, 2010 and 2009 are composed of the following:

	March 31
	2010	2009
PRC
Noncurrent deferred tax assets :
Amortization of land use right and other intangible assets	$5,147	$3,728
Valuation allowance	(5,147)	(3,728)
	$-	$-

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

Rental expense is approximately $144,468 for the three months ended March 31, 2010.  The rental commitment for the fiscal year 2009 is approximately $360,000.

NOTE 12 – PENDING ACQUISITION

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

(ii)	RMB 5,000,000 (approximately $700,000) as a deposit towards the purchase price; and

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

China Health gave Tiefang extension of time up to Feburary 28, 2010 to get all approval documents from local government agencies to complete the transaction.  Tiefang agreed to pay penalty 0.04% per annum of the total purchase consideration for every day of delay starting from October 23, 2009.

As of March 31, 2010, Tiefeng did not get the crucial certified documents from local government agencies.  Based on the amended agreement, the deal is thus voided.  Tiefeng paid back approximately $1.46 million (RMB 10,000,000) to the Company on March 31, 2010, the additional $1.46 million (RMB 10,000,000) was paid on April 30, 2010 as part of the deposit refund.  Another $1.46 million (RMB 10,000,000) will be paid by May, 2010.  $2.92 million (RMB 20,000,000) is treated as loans made by the Company to Tiefeng.  Interest is charged monthly by using the Chinese bank borrowing rate. The Company received interest income from Tiefeng in the amount of $226,482 as of March 31, 2010.  The balance $730,000 (RMB 5,000,000) is considered as advances to Tiefeng for future purchases of inventory.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business Overview” as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can”, “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

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

We also serve as an OEM manufacturer on an ad hoc basis for the production and packaging of various health food and health food supplements.  In the three months ended March 31, 2010, our two largest OEM customers were Hayao Group Shiyitang Co. and Harbin Medical Supply Co., Ltd.

Pending Acquisition

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

(ii)	RMB 5,000,000 (approximately $700,000) as a deposit towards the purchase price; and

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

Harbin Humankind gave Tiefang an extension of time of up to Feburary 28, 2010 to get all approval documents from local government agencies to complete the transaction.

As of March 31, 2010, Tiefeng still had not obtained the relevant documents from local government agencies to effect the share transfer and accordingly, Harbin Humankind terminated the Share Transfer Agreement.

As of March 31, 2010, Tiefeng returned approximately $1.46 million (RMB 10,000,000) to the Harbin Humankind. An additional $1.46 million (RMB 10,000,000) was paid on April 30, 2010 as part of refund of the purchase consideration to Harbin Humankind.  Tiefeng anticpates repaying another $1.46 million (RMB 10,000,000) by May, 2010.

The parties have agreed that $2.92 million (RMB 20,000,000) of the amount due to Harbin Humankind will be treated as loan to Tiefeng with interest accruing monthly with reference to the current Chinese bank borrowing rate.   The balance of the $730,000 (RMB 5,000,000) will be  considered as a cash advance to Tiefeng for future purchases of inventory

Results Of Operations

For the three months ended March 31, 2010 as compared to March 31, 2009

Our principal business operations are conducted through our wholly owned subsidiary, Harbin Humankind Biology Technology Co., Limited (“Humankind”) and Humankind’s subsidiary, Harbin Huimeijia Medicine Company (“Huimeijia”) which was incorporated on October 14, 2008.   Huimeijia received GMP certification on July 23, 2009 and will be producing and selling our medical drugs.

	March 31
	2010	Variance	2009
REVENUES
Product Sales (net of sales allowance)	$9,889,459	874%	$1,015,480
Total revenues	$9,889,459		1,015,480

COST OF GOODS SOLD
Cost of goods sold	4,540,126	561%	686,362
Gross Profit	$5,349,333	1,525%	$329,118

Total revenues increased by 874% in the three months ended March 31, 2010 compared to the same period in 2009.  The $8,873,979 increase in revenue is attributable to strong performances from our sales distribution channels.

This growth in sales is attributable to volume and our efforts to continue to develop our distribution channels by hiring additional sales agents to assure that our products and their associated benefits are seen by those making or influencing the purchasing decisions.

Our cost of sales increased $3,853,764, or 561% in the three months ended March 31, 2010 compared to 2009. The costs increased as a result of the increased sales.

Sales by Product Line

A break-down of our sales by major product line for each of the three months ended March 31, 2010 and 2009 is as follows:

	For the Three Months Ended March 31
	2010			2009
Product Category	Quantity (Unit)	Sales USD	% of Sales	Quantity (Unit)	Sales USD	% of Sales
Abalone, Sea cucumber and Frog oil soft capsule	755	166,622	1.68%	2,484	534,823	52.67%
Ganoderma lucidum and Aweto Soft Capsules				2,140	460,757	45.37%
Chao Bao Capsule				500	9,388	0.92%
Jianwei Calcium Tablet				5,000	3,129	0.31%
Propolis and Black Ant Capsule	4,766	439,656	4.45%
Waterlilies Soft Capsule(Sailuozhi)	45,640	5,121,980	51.79%
Colon Cleanser Capsule	52,763	2,004,512	20.27%
Sleeping Beauty Capsule	31,988	479,811	4.85%
Blood Cleanser Soft Capsule	25,626	768,766	7.77%
Ruddy Granule	23,803	714,077	7.22%
Virility Max Capsule	15,523	194,035	1.96%
OEM Sales					7,383	0.73%
Total		$9,889,459	100%		$1,015,480	100%

Operating Expenses

The following table summarizes the changes in our operating expenses from $55,529 to $1,036,270 for each of the three months ended March 31, 2010 and 2009, respectively:

	For the Three Months Ended March 31
	2010	Variance	2009
Operating Expenses
Selling , General and Administrative expenses	$946,960	2,287%	$39,665
Depreciation and amortization	20,716	31%	15,864
Total operating expenses	$967,676	1,643%	$55,529

Total operating expenses for the three months ended March 31, 2010 increased $907,295 or 2,287% over the same period in 2009. The higher operating expenses were primarily attributable to the increased costs of marketing and distribution of our products for sale to generate our increased product sales from $1,015,480 for the three months ended March 31 2009 to $9,889,459  for the corresponding period in 2010.

We incurred imputed interest expenses in the amount of $3,844 on the loans due to Mr. Sun Xin, the executive officer and major shareholder of company, these loans are unsecured, non-interest bearing and have no fixed terms of repayment.

As  a result,we had net income of $3,464,051 for the three months ended March 31, 2010, an increase of $3,266,247 or approximately 1,651% from $197,804 for the corresponding period in 2009.
Results Of Operations

For the nine months ended March 31, 2010 as compared to March 31, 2009
\
	March 31
	2010	Variance	2009
REVENUES
Product Sales (net of sales allowance)	$29,511,002	1,952%	$1,438,124
Total revenues	$29,511,002		1,438,124

COST OF GOODS SOLD
Cost of goods sold	13,061,854	1,137%	1,056,174
Gross Profit	$16,449,148	4,207%	$381,950

Total revenues increased by 1,952% in the nine months ended March 31, 2010 compared to the same period in 2009.  The $28,072,878 increase in revenue is attributable to strong performances from our sales distribution channels.

This growth in sales is attributable to volume and our efforts to continue to develop our distribution channels by hiring additional sales agents to assure that our products and their associated benefits are seen by those making or influencing the purchasing decisions.

Our cost of sales increased $12,005,680, or 1,137% in the nine months ended March 31, 2010 compared to 2009. The costs increased as a result of the increased sales.

Sales by Product Line

A break-down of our sales by major product line for each of the nine months ended March 31, 2010 and 2009 is as follows:

	For the nine Months Ended March 31
	2010			2009
Product Category	Quantity (Unit)	Sales USD	% of Sales	Quantity (Unit)	Sales USD	% of Sales
Sleeping Beauty Capsule	31,988	479,811	1.63%
Blood Cleanser Soft Capsule	25,626	768,766	2.61%
Ruddy Granule	23,803	714,077	2.42%
Virility Max Capsule	15,523	194,035	0.66%
Abalone, Sea cucumber and Frog oil soft capsule	15,979	2,522,507	8.55%	2,484	534,823	37.19%
Ganoderma lucidum and Aweto Soft Capsules	12,008	1,857,551	6.29%	3,924	802,456	55.80%
Chao Bao Capsule				2,500	28,172	1.96%
Jianwei Calcium Tablet				106,200	22,071	1.53%
Propolis and Black Ant Capsule	78,689	4,857,928	16.46%
Waterlilies Soft Capsule(Sailuozhi)	89,240	12,140,250	41.14%
Colon Cleanser Capsule	134,593	5,963,013	20.21%
OEM Sales		13,064	0.04%		50,602	3.52%
Total		$29,511,002	100%		$1,438,124	100%

Operating Expenses

The following table summarizes the changes in our operating expenses from $75,890 to $2,571,841 for each of the nine months ended March 31, 2010 and 2009, respectively:

	For the Nine Months Ended March 31
	2010	Variance	2009
Operating Expenses
Selling , General and Administrative expenses	$3,462,505	3,786%	$89,109
Depreciation and amortization	77,012	82%	42,310
Total operating expenses	$3,539,517	2,593%	$131,419

Total operating expenses for the nine months ended March 31, 2010 increased $3,373,396 or 3,786% over the same period in 2009. The higher operating expenses were primarily attributable to the increased costs of marketing and distribution of our products for sale to generate our increased product sales from $1,438,124 in 2009 to $29,511,002 in 2010.

We incurred imputed interest expenses in the amount of $24,680 on the loans due to Mr. Sun Xin, the executive officer and major shareholder of company, these loans are unsecured, non-interest bearing and have no fixed terms of repayment.

As a result,we had net income of $9,821,799 for the nine months ended March 31, 2010, an increase of $9,679,181 or approximately 6,647% from $142,618 for the corresponding period in 2009.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as at the date of the financial statements and the reported amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include, but are not limited to, investment tax credits, allowance for doubtful accounts, inventory provisions, inventory valuation, asset impairments, accruals, stock-based compensation, the estimated useful lives and valuation of property, plant and equipment, future income taxes, carrying value of intangible assets and goodwill.

The Company has adopted “Stock-based Compensation and Other Stock-based Payments”. This Section establishes standards for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services, and applies to transactions, including non-reciprocal transactions, in which an enterprise grants shares of common stock or other equity instruments, or incurs liabilities based on the price of common stock or other equity instruments. The Company uses the fair-value based method to account for all stock-based payments to employees and non-employees by measuring the compensation cost of the stock-based payments using the Black-Scholes option-pricing model.

The fair value of the stock-based compensation is recorded as a charge to operations  over the vesting period with a credit to contributed surplus.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of March 31, 2010 and 2009 and for each of the six months then ended:

	March 31,10	March 31,09
As of March 31:
Cash and cash equivalents	$7,620,289	$86,762
Working capital	$12,340,505	$(618,968)
Inventories	$377,926	$178,285
For the Nine Months Ended March 31:
Cash provided by (used in):
Operating activities	$10,540,675	$173,346
Investing activities	$(9,835,180)	$(146,022)
Financing activities	$(662,703)	$27,671

As of March 31, 2010, cash and cash equivalents were $7,620,289 as compared to $86,762 at March 31, 2009. The increased cash and cash equivalents position of 7,533,527 or 8,683%  at March 31, 2010 was primarily due to our cash flows provided by operating activities in 2009 of approximately $12.0 million.

Our current ratio was 3.31 versus 0.40 and the quick ratio was 3.24 versus 0.22 at March 31, 2010 and 2009, respectively.  Management endeavors to ensure that funds are available to take advantage of new investment opportunities and that funds are sufficient to meet future liquidity and capital needs.

Cash flows provided by operating activities was $10,540,675 for the nine months ended March 31, 2010 compared to cash flows provided by operation activities of $173,346 for the same period in 2009.  The increase in cash provided by operating activities of 10,367,329 is primarily attributable to the increased net income of approximately $9.8 million in 2010 versus $148,000 in 2009.

Our working capital position at March 31, 2010 was $12,340,505 compared to working capital deficit of $618,968 at March 31, 2009. Our increased working capital position in fiscal year 2009 was principally funded by the increased cash flows generated from our operating activities of approximately $10.5 million.  Management considers current working capital and borrowing capabilities adequate to cover our current operating and capital requirements for the full fiscal year 2009.

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

Item 4.   (Removed and Reserved).

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

Date: May 14, 2010	/s/Xin Sun
Xin Sun
Chief Executive Officer and Chief Financial
Officer