Form 10-K
period 2010-06-30
China Health Industries Holdings, Inc.
filed 2010-09-28
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

(Mark One)
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ________________

Commission file number:  000-51060

CHINA HEALTH INDUSTRIES HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0827216
State of other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

168 Binbei Street, Songbei District, HarbinCity HeilongjiangProvince, People’s Republic of China	150028
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 011-86-451-5553-9531

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of  December 31, 2009 was approximately$19,003,821.85 (29,236,649 shares of common stock held by non-affiliates)  based upon the closing price of the common stock as quoted by OTC Bulletin Board on such date.

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

As of September 27, 2010, there are presently 62,239,737shares of common stock, par value $0.0001issued and outstanding.

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

Table of Contents

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

As a result of the above, China Health Industries Holdings Limited is now our wholly-owned subsidiary. Because Harbin Humankind Biology Technology Co., Limited (“Harbin Humankind”) is a wholly-owned subsidiary of China Health Industries Holdings Limited and Harbin Huimeijia Medicine Company (“Huimeijia”) is in turn a subsidiary whose 99% of its shares are owned by Harbin Humankind, both Harbin Humankind and Huimeijia are our indirect owned subsidiaries.

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

Products

We presently have, through Huimeijia, the license to manufacture 27 medical drugs and have obtained a State Drug Approval Issue number for each of these drugs.  Huimeijia completed its GMP certification on July 23, 2009 and is now authorized to commercially manufacture and sell medical drugs.

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

In May 12, 2010, we received a patent for this product (200610010394.4) under the name “Run Chao” (which has now been changed to “Qunle”) with the National Bureau of Intellectual Property and are awaiting the application’s approval.

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

(ii)           Health Food and Organic “Green” Food

Our health and organic “green” food products include (i) abalone, sea cucumber and frog oil soft capsules (Serial Number 016-2007), (ii) ganodermalucidum and aweto soft capsules (Serial Number 017-2007), (iii) propolis soft capsules, (v) deep sea fish oil (Serial Number 012-2006),  (vi) liquid calcium (Serial Number 013-2006),  (vii) multi-vitamins (Serial Number  010-2007), (viii) soybean isoflavone (Serial Number 012-2006)  and (ix) royal jelly (Serial Number 011-2006).

The major suppliers of raw materials for these products in FY 2010 and 2009 are:

	Name of Supplier	Products Supplied	Sales in 2010 (in dollars)	Sales in 2009 (in dollars)

1	Shukui Wang	Raw materials	14,299,161	2,698,464
2	Heilongjiang Medicine Company	Aweto		307,018
3	Degang Zhao	Raw materials	923,554	85,259
4	Henan Purui Bee Co.,Ltd.	Propolis		2,474
5	Green Agriculture Development Co. of Heilongjiang Land Reclamation	Soybean Oil		190
6	Zhiyun Zheng	Package Supplies	3,878,933

(iii)          Medical Drugs

Huimeijia purchased  license of Harbin Dong Feng Medicine Company to manufacture 27 medical drugs on September 16, 2008. Huimeijia is now the registered owner of the license, approved by the Heilongjiang Food and Medicine Supervising Bureau.

A description of these 27 medical drugs is as follows:

Serial No	Product	Efficacy
1	Stomach-Tonic Tablets	Invigorating stomach and relieving pain. Used in the treatment of pain from stomach distention, eructation with fetid odor and fecal disorders caused by gasterasthenia and dyspeptic retention.

2	Pediatric Compound Sulfamethoxazole Tablets (0.125g)
Used in the treatment of 1. Urinary tract infection caused by sensitive strains of Escherichia coli, Klebsiella, Enterobacter, Proteus mirabilis, Bacillus proteus and Proteus morganli. 2. Acute otitis media in children over 2 years old caused by Streptococcus pneumoniae or Hemophilus influenza. 3. Acute episode of adult chronic bronchitis caused by Streptococcus pneumoniae or Hemophilus influenza. 4. Intestinal infection and Shigella infection caused by sensitive strains of Shigellaflexneri and Shigellasonnei. 5. Pneumonia caused by Pneumocystis carinii. 6. Prevention of pneumonia caused by Pneumocystis carinii. This  product can be used for patients with a history of pneumonia caused by Pneumocystis carinii or adult HIV-infected patients whose CD4 lymphocyte count is ≤200/mm3 or is less than 20% of lymphocyte count. 7. Turista caused by enterotoxicEscherichia coli.

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

16	Compound Fluououracil Oral Solution	Used in the therapeutic treatment of digestive tract cancer (colon carcinoma and gastric carcinoma), mammary adenocarcinoma, primary hepatic carcinoma.

17	Gossypol, Potassium Chloride and Vitamins B Capsules	Used in the treatment of uterine bleeding brought on by menopause.

18	Compound Belladonna and Aluminum Hydroxide Powder	Used for relieving stomach pain, brash (heartburn) and acid reflux caused by gastric hypersecretion.

19	Gentian and Sodium Bicarbonate Powder	Used for anorexia, gastric hypersecretion and dyspepsia.

20	Sleeping Beauty Capsule	Its main components include Melatonin, Suanzaoren, Lyophilized Royal Jelly powder, Cordyceps. Its main functions are neuroregulation and sleeping aid.

21	Virility Max Capsule	Its main components include Malubian, Deer Bones, Oysters, Cornus, Wolfberry fruit and Starch. Its main function is aphrodisiac.

22	Ruddy Granule	Its main components include Sea Cucumber Peptide, Donkey-hide Gelatin, Luxinxue, Ferrous Gluconate, Wolfberry and Jujube. Its main function is blood enrichment.

23	Blood Cleanser Soft Capsule	Its main components include Seabuckthorn Oil, Sea Fish Oil and Unsaturated Fatty Acids. Its main function is blood fat regulation.

24	Chao BaoCapsule	Its main component is Rana Oil. Its main function is ovarian protection.

25	Jianwei Calcium Tablet	its main component is calcium supplement

26	Waterlilies Soft Capsule (Sailuozhi)	Its main components include Toad Oil, Soy Isoflavones and Proanthocyanidins. Its main functions are skin moisturizing and freckle dispelling.

27	Colon Cleanser Capsule	Its main components include Xylo-oligosaccharides and Aloe Vera Powder. Its main function is laxative.

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

The organic health food we order from the Commercial Bureau and sell under the brand names of the affiliated companies of the Commercial Bureau includes:

•	AuriculariaAuricula Extracts,
•	Polysaccharide Of Group Mushroom,
•	Grape Seed,
•	Momordica Charantia Extracts,
•	Pumpkin Polysaccharide,
•	Carotene,
•	Wheat Germ Oil,
•	Seabuckthorn Oil,
•	Health Gruel Series: Red Date Gruel, Agaric Gruel, Eight-Treasure Gruel, Medlar Gruel, Walnut Gruel, Chinese Yam Rhizome Gruel, Longan Gruel, Gingko Gruel, Lipid-Lowering Gruel,
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

Our Customers

For the fiscal year ended June 30, 2010, we had sales revenue of  $43,105,972.

Our top ten customers (of which none contributed to more than 5% of our total sales) are:

	Name of Customer	Products Sold	Sales in 2010 (in dollars)	% of Sales in 2010

1	Lihang He	GanodermaLucidum and Aweto Soft Capsules, Abalone, Sea cucumber and Frog oil soft capsule, Propolis and Black Ant Capsule, Waterlilies Soft Capsule(Sailuozhi) and Colon Cleanser Capsule	90,706	0.21%
2	Ruo Feng	GanodermaLucidum and Aweto Soft Capsules, Abalone, Sea cucumber and Frog oil soft capsule, Propolis and Black Ant Capsule, Waterlilies Soft Capsule(Sailuozhi) and Colon Cleanser Capsule	72,654	0.17%
3	Qinghe Li	GanodermaLucidum and Aweto Soft Capsules, Abalone, Sea cucumber and Frog oil soft capsule, Propolis and Black Ant Capsule, Waterlilies Soft Capsule(Sailuozhi) and Colon Cleanser Capsule	68,371	0.16%
4	Jinzhong Sun	GanodermaLucidum and Aweto Soft Capsules, Abalone, Sea cucumber and Frog oil soft capsule, Propolis and Black Ant Capsule, Waterlilies Soft Capsule(Sailuozhi) and Colon Cleanser Capsule	65,961	0.15%
5	Lei Duan	GanodermaLucidum and Aweto Soft Capsules, Abalone, Sea cucumber and Frog oil soft capsule, Propolis and Black Ant Capsule, Waterlilies Soft Capsule(Sailuozhi) and Colon Cleanser Capsule	65,469	0.15%
6	Qingong Li	GanodermaLucidum and Aweto Soft Capsules, Abalone, Sea cucumber and Frog oil soft capsule, Propolis and Black Ant Capsule, Waterlilies Soft Capsule(Sailuozhi) and Colon Cleanser Capsule	62,136	0.14%
7	Yuhong Zhang	GanodermaLucidum and Aweto Soft Capsules, Abalone, Sea cucumber and Frog oil soft capsule, Propolis and Black Ant Capsule, Waterlilies Soft Capsule(Sailuozhi) and Colon Cleanser Capsule	60,341	0.14%
8	Shengyuan He	GanodermaLucidum and Aweto Soft Capsules, Abalone, Sea cucumber and Frog oil soft capsule, Propolis and Black Ant Capsule, Waterlilies Soft Capsule(Sailuozhi) and Colon Cleanser Capsule	57,430	0.13%
9	Fashun Li	GanodermaLucidum and Aweto Soft Capsules, Abalone, Sea cucumber and Frog oil soft capsule, Propolis and Black Ant Capsule, Waterlilies Soft Capsule(Sailuozhi) and Colon Cleanser Capsule	53,798	0.12%
10	Qiang Wang	GanodermaLucidum and Aweto Soft Capsules, Abalone, Sea cucumber and Frog oil soft capsule, Propolis and Black Ant Capsule, Waterlilies Soft Capsule(Sailuozhi), Colon Cleanser Capsule, Sleeping Beauty Capsule, Blood Cleanser Soft Capsule, Ruddy Granule and Virility Max Capsule	50,887	0.12%
11	Other customers		42,458,220	98.50%
	TOTAL		43,105,972	100%

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

Our Development Strategy

We will continue the production and sale of our “Qunle” brand Sailuozhi soft capsules and “Kindlink” brand propolis and black ant capsule in 2011 and will set up the stores in large cities of Northeast China.

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
Yeecare Company

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

We have budgeted approximately $700,000for advertising and promotion for the current fiscal year.

Intellectual Property

We have received a patent (200610010394.4) for our “Qunle” brand Sailuozhi soft capsule from the National Bureau of Intelligence Property.   We had initially applied for and used the trade name of “RunChao” soft capsules but  the trade name was changed to “Qunle”, and the change has been approved by the National Bureau of Intellectual Property.

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

 Employees

We have 81 employees including 7 officers, 14 administrators, 45 salespersons and 15 workers in manufacturing.We believe that we are in compliance with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees.

We also have 39 independent workers for packing.

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

As of June 30, 2010, we had cash and cash equivalents on hand in the amount of $13,344,531 (audited). We predict that we will need approximately $30 million to implement our business plan and meet our capital expenditure needs over the next three years.  We currently do not have any arrangements for additional financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for our products, production costs, availability of credit, prevailing interest rates and the market prices for our common stock.

The success of our business depends upon the continuing contributions of our Chief Executive Officer and other key personnel and its ability to attract other employees to expand the business, whereas the loss of key individuals or our inability to attract new employees could have a negative impact on our business.

We rely heavily on the services of Mr. Xin Sun, our Chief Executive Officer, as well as several other senior management personnel. Loss of the services of any of such individuals would adversely impact our operations. In addition, we believe that our technical personnel represent a significant asset and provide us with a competitive advantage over many of our competitors. We believe that our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled financial, engineering, technical and managerial personnel. For example, we presently do not have any directors or officers experienced with public company SEC reporting and financial reporting requirements and we will be required to engage such persons, and independent directors, in order to satisfy the quotation standards of the Over-the-Counter-Bulletin Board on which our common stock is traded (not currently required by OTCBB or SEC).  In addition, as a result of failure to engage qualified personnel we may be unable to meet our responsibilities as a public reporting company under the rules and regulations of the SEC.  In this regard, we currently engage consultants to prepare SEC reporting and financial reporting documents, and, in the future, may not be able to retain such consultants due to a shortage of financial resources. None of our key personnel is a party to any employment agreement. We do not currently maintain any “key man” life insurance with respect to any of such individuals.

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

The products of our Company may have side effects. If side effects associated with our current or future products are not identified prior to their marketing and sale, we may suffer as a result of product liability. We may be required to withdraw such products from the market, change the labeling of our product, or suffer product liability claim against us.

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

Risks Relating to the Securities Purchase Agreement

Our Chief Executive Officer, Mr. Xin Sun, beneficially owns 53.03%  of our outstanding common stock, which gives him working control over certain major decisions on which our stockholders may vote, which may discourage an acquisition of the Company.

As a result of the closing under the Securities Purchase Agreement, our sole executive officer, Mr. Xin Sun, will have the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•	Electing or defeating the election of directors;
•	Amending or preventing amendment of the Company’s Certificate of Incorporation or By-laws;
•	Effecting or preventing a merger, sale of assets or other corporate transaction; and
•	Controlling the outcome of any other matter submitted to the stockholders for vote.

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

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public entity, we expect these new rules and regulations to increase compliance costs in 2011and beyond and to make certain activities more time consuming and costly. As a public entity, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve as directors or as executive officers.

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

Item 3.           Legal Proceedings.

We do not knowany material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 4.           (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded over-the-counter on the OTC Bulletin Board under the designation CHHE.OB (previously UFOG.OB) and the market for the stock has been relatively inactive. The range of high and low bid quotations for the quarters of the last two years ended June 30, 2010 and the subsequent interim period for which financial statements are included (adjusted for the 1-for-20 reverse split which occurred on November 13, 2008) is listed below. The quotations are taken from the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Calendar Quarter	High Bid		Low Bid

Fiscal Year ended June 30, 2009
2008 Third Quarter	$0.24		$0.14
2008 Fourth Quarter	$2.00	*	$0.02	*
2009 First Quarter	$.40	*	$0.0252	*
2009 Second Quarter	$0.40	*	$0.10	*

Fiscal Year ended June 30, 2010
2009 Third Quarter	$0.20		$0.11
2009 Fourth Quarter	$0.65		$0.20
2010 First Quarter	$2.00		$0.41
2010 Second Quarter	$1.18		$0.78

*	Prices reflect a 1-for-20 reverse split of our common stock on November 13, 2008

As of September 27, 2010, we had approximately 367 shareholders of record of our common stock, including the shares held in street name by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Penny Stock Regulations

Our shares of common stock are subject to the "penny stock" rules of the Securities Exchange Act of 1934 and various rules under this Act. In general terms, "penny stock" is defined as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rules provide that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC, issued by a registered investment company, and excluded from the definition on the basis of price (at least $5.00 per share), or based on the issuer's net tangible assets or revenues. In the last case, the issuer's net tangible assets must exceed $3,000,000 if in continuous operation for at least three years or $5,000,000 if in operation for less than three years or the issuer's average revenues for each of the past three years must exceed $6,000,000.

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

None.

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

As a result of the above, China Health Industries Holdings Limited is now our wholly-owned subsidiary. Because Harbin Humankind Biology Technology Co., Limited (“Harbin Humankind”) is a wholly-owned subsidiary of China Health Industries Holdings Limited and Harbin Huimeijia Medicine Company (“Huimeijia”) is in turn a subsidiary whose 99% of its shares are owned by Harbin Humankind, both Harbin Humankind and Huimeijia are our indirect owned subsidiaries.

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

Termination of  Acquisition of Tiefeng

On August 24, 2009, the Company’s wholly-owned subsidiary, Harbin Humankind Biology Technology Co., Limited (“Harbin Humankind”), entered into a share transfer agreement with the shareholders of Heilongjiang Tiefeng Rice Company Limited (“Tiefeng”) to purchase all the equity interest of Tiefeng (“the Share Transfer Agreement”).

Pursuant to the Share Transfer Agreement, Harbin Humankind was to pay a total of RMB 102,600,000 (approximately $15 million) in cash for all the equity in Tiefeng as follows:

(i)	RMB 50,000,000 (approximately, $7.3 million) within 3 days of signing of the Share Transfer Agreement;
(ii)	RMB5,000,000 (approximately $700,000) as a deposit towards the purchase price; and
(iii)	The remainder RMB 47,600,000 (approximately, $7 million) within 7 days of the effective transfer of the equity interests to Harbin Humankind.

If the transfer of equity interest was not effected within 60 days from the date of the Share Transfer Agreement, the shareholders had to pay to Harbin Humankind 5% of the total purchase consideration as compensation to Harbin Humankind.  In addition, the shareholders had to pay liquidated damages of 0.04% of the total purchase consideration for every day of delay beyond the 60-day period and Harbin Humankind shall then have the right to terminate the Share Transfer Agreement forthwith.

On July 23, 2009 and August 19, 2009, cash in the amount of $734,482 (RMB 5,000,000) and $7,304,815 (RMB 50,000,000) respectively, were paid to Tiefeng.

Tiefeng did not get all organic certified documents from the local government agencies to complete the transaction on the final extension date of February 28, 2010.  Accordingly, we terminatedthe contract Share Transfer Agreement. Tiefeng agreed to pay interest to us for retaining the purchasing price from August 19, 2009 to February 27, 2010.

We received interest income from Tiefeng in the amount of $226,482 on February 27, 2010. Tiefeng paid back approximately $1.46 million (RMB 10,000,000) to the Company on March 31, 2010, the additional $1.46 million (RMB 10,000,000) was paid on April 30, 2010 as part of the deposit refund.  Another $1.46 million (RMB 10,000,000) was paid on May 31, 2010.  $2.92 million (RMB 20,000,000) is converted to a loan made by the Company to Tiefeng. The balance $734,482 (RMB 5,000,000) is converted as advances to Tiefeng for future purchases of its inventory.

Results Of Operations

For the year ended June 30, 2010 as compared to June 30, 2009

Our principal business operations are conducted through our wholly owned subsidiary, Harbin Humankind Biology Technology Co., Limited (“Humankind”) and Humankind’s subsidiary, Harbin Huimeijia Medicine Company (“Huimeijia”) which was incorporated on October 14, 2008.   Huimeijia received GMP certification on July 23, 2009 and will be producing and selling our medical drugs.

	June 30
	2010	Variance	2009
REVENUES
Product Sales (net of sales allowance)	$43,105,972	293%	$10,967,828
Total revenues	$43,105,972		10,967,828

COST OF GOODS SOLD
Cost of goods sold	20,160,420	313%	4,877,286
Gross Profit	$22,945,552	277%	$6,090,542

Total revenues increased by 293% for the year ended June 30, 2010 compared to the same period in 2009.  The $32,138,144 increase in revenue is attributable to strong performances from our sales distribution channels.

This growth in sales is attributable to volume and our efforts to continue to develop our distribution channels by hiring additional sales agents to assure that our products and their associated benefits are seen by those making or influencing the purchasing decisions.

Our cost of sales increased $15,283,134, or 313% in the year ended June 30, 2010 compared to 2009. The costs is in tandem with our increased sales.

Sales by Product Line

A break-down of our sales by major product line for each of the years ended June 30, 2010 and 2009 is as follows:

	For the Year Ended June 30
	2010			2009
Product Category	Quantity (Unit)	Sales USD	% of Sales	Quantity (Unit)	Sales USD	% of Sales
Sleeping Beauty Capsule	102,951	1,544,548	3.58%
Virility Max Capsule	122,945	1,537,094	3.57%
Ruddy Granule	69,868	2,096,424	4.86%
Blood Cleanser Soft Capsule	78,546	2,356,811	5.47%
Abalone, Sea cucumber and Frog oil soft capsule	11,733	2,523,057	5.85%	7,940	1,704,461	15.54%
Ganodermalucidum and Aweto Soft Capsules	8,640	1,857,940	4.31%	7,835	1,681,922	15.34%
Chao BaoCapsule				1,500	28,082	0.26%
Jianwei Calcium Tablet				36,320	22,448	0.2%
Propolis and Black Ant Capsule	52,667	4,859,420	11.27%	23,796	2,191,789	19.98%
Waterlilies Soft Capsule(Sailuozhi)	130,730	17,290,732	40.11%	13,546	3,144,578	28.67%
Colon Cleanser Capsule	202,731	9,026,882	20.94%	30,090	2,133,088	19.45%
OEM Sales		13,064	0.03%		61,460	0.56%
Total		43,105,972	100%		$10,967,828	100%

Operating Expenses

The following table summarizes the changes in our operating expenses from $1,717,170 to $5,479,124 for each of the years ended June 30, 2010 and 2009, respectively:

	For the Year Ended June 30
	2010	Variance	2009
Operating Expenses
Selling , General and Administrative expenses	$4,841,842	196%	$1,634,236
Depreciation and amortization	79,388	48%	53,729
Research and Development	557,894	1,810%	29,205
Total operating expenses	$5,479,124	219%	$1,717,170

Total operating expenses for the year ended June 30, 2010 increased $3,761,954 or 219% over the same period in 2009. The higher operating expenses were primarily attributable to the increased costs of marketing and distribution of our products for sale to generate our increased product sales increased by 293% from $10,967,828 in fiscal year ended June 30, 2009 to $43,105,972 in fiscal year ended June 30, 2010.

Research and Development

During the fiscal years ended June 30, 2010 and 2009, the Company spent approximately $558,000, and $29,205 respectively, on research and development. The Company’s research and development program seeks to discover and substantiate the efficacy and safety of ingredients and products that have a significant nutritional therapeutic value to consumers.

Interest income and interest expense

Interest income is $226,536 in fiscal year 2010 compared to $307 in fiscal year 2009. The primary reason for the increase is Tiefeng paid interest to the Company for retained the purchasing price from August 19, 2009 to February 27, 2010.

We incurred imputed interest expenses in the amount of $20,315 on the loans due to Mr. Xin Sun, the executive officer and major shareholder of company, these loans are unsecured, non-interest bearing and have no fixed terms of repayment.

Provision for Income Taxes.

Income tax expense was $4,447,467 for fiscal 2010 as compared to $1,483,486 for fiscal 2009.  The provision is primarily related to income generated by our PRC subsidiaries.  The provision for income taxes differs from the amount which would result from applying the statutory federal income tax rate due to the taxes imposed on the foreign subsidiaries as well as the fact that the Company is not fully valuing a tax asset and benefit of the net operating loss carry forward.

CRITICAL ACCOUNTING ESTIMATES

Method of Accounting

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements.

Accounts Receivable – Trade

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is made when recovery of the full amount is doubtful.

Inventories

Inventories are stated at the lower of cost or market value. Cost is computed using the first-in, first-out method and includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business or estimates based on prevailing market conditions.  If actual market conditions are less favorable than those projected by management write-downs may be required.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost.  Repairs and maintenance to these assets are charged to expense as incurred; major improvements enhancing the function and/or useful life are capitalized.  When items are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gains or losses arising from such transactions are recognized.
Property, plant and equipment, patents, trademarks and other intangible assets owned by the Company are depreciated or amortized, over their estimated useful lives.  Useful lives are based on management’s estimates over the period that such assets will generate revenue.  Intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Future adverse changes in market conditions or poor operating results of underlying capital investments or intangible assets could result in losses or an inability to recover the carrying value of such assets, thereby possibly requiring an impairment charge in the future.

Statutory Reserve

Statutory reserve refer to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and, are to be used to expand production or operation. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, from its earnings, an amount to the statutory reserve to be used for future company development. Such an appropriation is made until the reserve reaches a maximum equaling 50% of the enterprise’s capital.

Recognition of Revenue

Revenue is recognized once four criteria are met: (1) the Company must have persuasive evidence that an arrangement exists; (2) delivery must occur, which generally happens at the point of shipment (this includes the transfer of both title and risk of loss, provided that no significant obligations remain which is usually the case); (3) the price must be fixed or determinable; and (4) collectability must be reasonably assured. Shipping revenue is included in net sales while the related costs, including shipping and handling costs, are included in the cost of products sold. The Company allows its customers to return product for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience.

Foreign Currency Translation

The Company’s two operating subsidiaries maintain their financial statements in the functional currency, which is the Renminbi (RMB). Another subsidiary maintains its financial statements in the functional currency, which is Hong Kong Dollar.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of subsidiaries, which are prepared using the functional currency, have been translated into United States dollars.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates, and stockholders’ equity is translated at historical exchange rates. Translation adjustments are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

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

2011 Outlook

We anticipate our total revenues in 2011 versus 2010 to increase by 40% or approximately $17.2 million with growth in all categories of our product sales. Our gross profit margin in 2011 is expected to be approximately 53% due to raw material cost inflation.  We estimate our overall 2011 net profit margins to be approximately 28%.  However, there is no assurance that these predictions will be reached.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of June 30, 2010 and 2009 and for each of the years then ended:

	2010	2009

As of June 30:
Cash and cash equivalents	$13,344,531	$7,394,270
Working capital	$15,924,133	$2,410,264
Inventories	$184,522	$150,652
For the Year Ended June 30:
Cash provided by (used in):
Operating activities	$9,515,621	$7,051,480
Investing activities	$(3,110,533)	$(55,147)
Financing activities	$(783,144)	$320,034

As of June 30, 2010, cash and cash equivalents were $13,344,531 as compared to $7,394,270 at June 30, 2009. The increased cash and cash equivalents position of 5,950,261 or 80%  as on June 30, 2010 was primarily due to our cash flows provided by operating activities in 2010 of approximately $9.5 million.

Our current ratio was 4.58 versus 1.47 and the quick ratio was 4.53 versus 1.44 at June 30, 2010 and 2009, respectively.  Management endeavors to ensure that funds are available to take advantage of new investment opportunities and that funds are sufficient to meet future liquidity and capital needs.

Cash flows provided by operating activities was $9,515,621 for the year ended June 30, 2010 compared to cash flows provided by operation activities of $7,051,480 for the same period in 2009.  The increase in cash provided by operating activities of $2,464,141 is primarily attributable to the increased net income of approximately $13.3 million in 2010 versus $2.8 million in 2009.

Our working capital position at June 30, 2010 was $15,924,133 compared to $2,410,264 at June 30, 2009. Our increased working capital position in 2009 was principally funded by the increased net income of approximately $10.4 million.  Management considers current working capital and borrowing capabilities adequate to cover our current operating and capital requirements for the full fiscal year 2010.

Currency Exchange Fluctuations

All of our revenues and majority of the expenses during the year ended June 30, 2010 were denominated primarily in Renminbi (“RMB”), the currency of China, and was converted into US dollars at the exchange rate of 6.83667 RMB to 1 U.S. Dollar.  There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item are set forth beginning on page F-1.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
China Health Industries Holdings, Inc.

We have audited the accompanying consolidated balance sheets of China Health Industries Holdings, Inc. and subsidiaries (the Company) as of June 30, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Health Industries Holdings, Inc. and subsidiary as of June 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ e-FANG Accountancy Corp & CPA
City of Industry, California
September 22, 2010

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	June 30, 2009
ASSETS

Current assets
Cash and cash equivalents	$13,344,531	$7,394,270
Accounts receivable	5,693	21,510
Inventory	184,522	150,652
Notes receivable	2,992,893	-
Prepaid expenses	764,738	9,533
Deposit	3,084,335	-

Total current assets	20,376,712	7,575,965

Property and equipment – net	987,310	1,032,328
Intangible Assets – net	835,183	849,285
Construction-in-progress	163,323	10,519

Total assets	$22,362,528	$9,468,097

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$228,629	$574,325
Customer deposits	363	2,922
Related party debt	85,408	868,552
Wages payable	291,885	671,193
Self-insured reserve	216,343
Tax payable	3,629,951	3,048,709

Total current liabilities	4,452,579	5,165,701

Commitments and contingencies	968,484	175,316

STOCKHOLDERS’ EQUITY
Common stock ($0.0001 par value, 300,000,000 shares authorized, 62,239,737 and 62,234,737 issued and outstanding, respectively)	6,224	6,223
Additional paid-in capital	1,434,910	1,409,846
Accumulated other comprehensive income	589,618	261,301
Retained earnings	15,879,197	2,625,026

Total Stockholders' equity	17,909,949	4,302,396

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,362,528	$9,468,097

See accompanying notes to the consolidated financial statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	June 30, 2010	June 30, 2009
REVENUE	$43,105,972	$10,967,828
COST OF GOODS SOLD	20,160,420	4,877,286

Gross Profit	22,945,552	6,090,542

OPERATING EXPENSES
Selling, general & administrative expenses	4,841,842	1,634,236
Depreciation and amortization expenses	79,388	53,729
Research & development	557,894	29,205
Total operating expenses	5,479,124	1,717,170
Operating profit	17,466,428	4,373,372

OTHER INCOME (EXPENSES)
Interest expenses	(20,580)	(65,995)
Interest income	226,536	307
Other income	29,254	256
Total other income (expense)	235,210	(65,432)

INCOME (LOSS) BEFORE INCOME TAXES	17,701,638	4,307,940
Income taxes	4,447,467	1,483,486
Net income (loss)	$13,254,171	$2,824,454

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	$327,761	$15,297
Comprehensive income	$13,581,932	$2,839,751

Basic and diluted net loss per share	0.21	0.05
Weight average shares outstanding	62,239,737	62,234,737

See accompanying notes to the consolidated financial statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30
	2010	2009
Cash flows from operating activities:

Net income (loss)	$13,254,171	$2,824,454

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities

Depreciation & amortization	79,388	74,513
Imputed interest	20,315	65,995
Wrote off intangible assets	-	289,636
Share-based compensation	4,750	-
Self-insured reserve	216,343	-

Changes in assets and liabilities -
(Increase) decrease in:

Accounts receivables and other receivables	(39,615)	(21,510)
Inventory	(33,870)	(43,527)
Prepaid expense	(3,839,539)	25,411
Accounts payable and other payables	(146,322)	3,836,508
Net cash provided by (used in) operating activities	9,515,621	7,051,480

Cash flows from investing activities:

Purchases/ (transfer) of fixed assets	(20,268)	(44,628)
Notes receivable	(2,937,461)	-
construction-in-progress	(152,804)	(10,519)
Net cash provided by investing activities	(3,110,533)	(55,147)

Cash flows from financing activities:
Contributed capital	-	1,464
Proceeds from related party debt	(783,144)	318,570
Net cash provided by financing activities	(783,144)	320,034

Effect of exchange rates on cash	328,317	42,652

Net increase (decrease) in cash and cash equivalents	5,950,261	7,359,019

Cash and cash equivalents, at beginning of year	7,394,270	35,251

Cash and cash equivalents, at end of year	$13,344,531	$7,394,270

Supplemental cash flow information
Cash paid for income tax	$3,310,900	$226,986

Noncash investing and financing activities
Adjustment of fixed asset value for wrote off	$-	$289,636

See accompanying notes to the consolidated financial statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common shares

	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Stockholders' Equity

Balances, June 30, 2009	62,234,737	$6,223	$1,409,846	$2,625,026	$261,301	$4,302,396

Stock based compensation	5,000	1	4,749			4,750

Imputed interest on shareholder loan			20,315			20,315

Net income for the year ended June 30, 2010				13,254,171		13,254,171

Other comprehensive income-Translation adjustment					328,317	328,317

Balances, June 30, 2010	62,239,737	$6,224	$1,434,910	$15,879,197	$589,618	$17,909,949

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

On October 14, 2008, Harbin Humankind set up a 99% owned subsidiary Harbin Huimeijia Medicine with its primary business being manufacturing and distributing medicine. Mr. Xin Sun, t the Company’s majority owner, owns 1% of this subsidiary. The subsidiary is consolidated in the consolidated financial statements of the Company

On December 31, 2008, China Health closed a reverse merger with Universal Fog, Inc; a U.S. public traded Shell Company.  China Health is the accounting acquirer in the transaction and the transaction is treated as a recapitalization of the Company. After the transaction and a 1:20 reverse stock split, Xin Sun owned 61,203,088 shares of common stock, representing 98.3% of the 62,234,737 total outstanding shares of common stock of the Company. On April 7, 2009, Mr. Sun transferred 28,200,000 shares of common stock to 296 individuals, leaving him with 33,003,088 shares of common stock of the Company, or approximately 53.03%. We changed our name from "Universal Fog, Inc." to "China Health Industries Holdings, Inc." on February 19, 2009.

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

The accompanying consolidated financial statements include China Health Industries Holdings Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Self-Insured Reserve and Allowance

The Company is self-insured for all risks and carries no general liability or product insurance coverage of any kind. This account requires the use of estimates and judgment. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The Company believes that such estimates are made with consistent and appropriate methods. Actual results may differ from these estimates under different assumptions or conditions. The self-insured reserve in the amount of $216,343 and Nil was made in the fiscal years ended June 30, 2010 and 2009, respectively

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at June 30, 2010 and 2009 due to the relatively short-term nature of these instruments.

Prepaid Expenses

Prepaid expenses principally include advances to raw material suppliers.

Inventory

Inventories are stated at the lower of cost or market using the weighted average method. China Health reviews its inventory on a regular basis for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. No reserve was made in the fiscal years ended June 30, 2010 and 2009, respectively.

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

There were no impairments during year ended June 30, 2010; the impairment during year ended June 30, 2009 was $289,636.

Land Use Right

All land belongs to the State in PRC. Enterprises and individuals can pay the State a fee to obtain a right to use a piece of land for commercial purpose or residential purpose for an initial period of 50 years or 70 years, respectively. The land use right can be sold, purchased, and exchanged in the market. The successor owner of the land use right will reduce the amount of time which has been consumed by the predecessor owner. On June 7, 2004, China Health enter into a purchase contract with the local government, pursuant to which China Health agreed to purchase the right to use a piece of land, approximately 8 acres, located in the Harbin County, Heilongjiang Province for commercial purpose over a fifty-year period from June 7, 2004 through June 6, 2054, for $637,261 (RMB ¥5,248,000), which China Health has fully paid to the seller on June 13, 2004. The Department of Housing and Urban Development (“HUD”) of Harbin City approved this transaction. China Health recorded the land use right at its purchase price. The cost of the land use right is amortized over its prospective beneficial period, using the straight-line method with no residual value. China Health’s production facilities and office are located in this piece of land.  As of June 30, 2010, the land use right has net balance of $835,183 included land improvements in the amount of $293,618.

Customer Deposits

Customer Deposit represents the money the Company has received from customers in advance for the purchase of goods. The Company considers customer deposits as a liability until the title of goods have been transferred at which point the balance will be credited to sales revenue.

Revenue Recognition

China Health recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exits and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations, with the exception of estimated returns and credit memos. The Company allows its customers to return product for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience.  As of June 30, 2010 and 2009, the Company had a reserve of $3,963 and $nil, respectively.

Sales Incentives — The Company accounts for cash consideration (such as sales incentives and cash discounts) given to its customers or resellers as a reduction of revenue rather than an operating expense.

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

For the year ended June 30, 2010, the Company incurred $557,894 in research and development costs. There was $29,205 research and development costs for the fiscal year ended June 30, 2009

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and marketing expenses in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Adverting Costs”. Advertising costs were immaterial for the fiscal years ended June 30, 2010 and 2009, respectively.

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

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require China Health to accrue for these benefits based on certain percentages of the employees’ salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits. The total provisions for such employee benefits were $31,276 and $4,045 for the fiscal years ended June 30, 2010 and 2009, respectively.

Statutory Reserves

Pursuant to the applicable laws in PRC, PRC entities are required to make appropriations to three non-distributable reserve funds, the statutory surplus reserve, statutory public welfare fund, and discretionary surplus reserve, based on after-tax net earnings as determined in accordance with the PRC GAAP, after offsetting any prior years ’ losses. Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net earnings until the reserve is equal to 50% of China Health’s registered capital. Appropriation to the statutory public welfare fund is 5% to 10% of the after-tax net earnings. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. No appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. Since China Health has been accumulating deficiency until June 30, 2009, no statutory surplus reserve fund or statutory public welfare reserve fund have been made since its inception.  (Refer to Note 14)

Segment Reporting

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

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition—Milestone Method (Topic 605) – Revenue Recognition (ASU 2010-17). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for us in fiscal 2012 and should be applied prospectively. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP.  This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. The ASC supersedes existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. While the adoption of the ASC as of July 1, 2009 changes how we reference accounting standards, the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued accounting standards update related to fair value measurements and disclosures.  This update provides amendments to related guidance within U.S. GAAP to require disclosure of the transfers in and out of Levels 1 and 2 and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements and requires more detailed disclosures regarding valuation techniques and inputs. We adopted this new standard effective January 1, 2010.

In February 2010, the FASB issued an accounting standard update related to the disclosure requirements for subsequent events.  This update provides amendments to the subsequent event guidance within U.S. GAAP to clarify that an SEC filer is required to evaluate subsequent events through the date the financial statements are issued, but disclosure of this date is no longer required.  We adopted this new guidance upon issuance of the accounting standard update.

Note 3 – CASH AND CASH EQUIVALENTS

The Company maintains cash and cash equivalents balance at several financial institutions.  Only accounts at US financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  As of June 30, 2010 the Company’s uninsured bank balances totaled $13,342,561.

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

Note 5 – NOTES RECEIVABLE

Notes receivable consist of the following:

	June 30, 2010	June 30, 2009
Advances to employees	55,432	-
Notes receivable -Tiefeng	2,937,461	-
Total notes receivable	$2,992,893	$-

The advances to employees are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

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

As of March 31, 2010, Tiefeng did not get the crucial certified documents from local government agencies.  Based on the amended agreement, the deal is thus voided.  Tiefeng paid back approximately $1.46 million (RMB 10,000,000) to the Company on March 31, 2010, the additional $1.46 million (RMB 10,000,000) was paid on April 30, 2010 as part of the deposit refund.  Another $1.46 million (RMB 10,000,000) was paid by May 31, 2010.  The balance of $2,937,461 (RMB 20,000,000) is converted as loans to Tiefeng with two years term starting from May 5, 2010.  Interest is charged semi-yearly by using the current Chinese bank borrowing rate of 5.31%.

Note 6 - INVENTORIES

Inventories consist of following:

	June 30,
	2010	2009
Finished goods	$74,478	$26,623
Work-in-process	75,498	-
Raw materials	17,836	109,057
Supplies and packing materials	14,972	14,972
Total inventory	$184,522	$150,652

Note 7 - PREPAID EXPENSES

Prepaid expenses consist of the following:

	June 30,
	2010	2009
Advances on raw materials	764,738	9,533
Prepaid services
Total prepaid expenses	$764,738	$9,533

The Company periodically makes advances to certain vendors for purchases of raw materials, and records those advances as prepaid expense. Advances to vendors as of June 30, 2010 and 2009 amounted to $764,738 and $9,533, respectively.   The majority balance in the amount of $734,482 (RMB 5,000,000) is converted from retaining fees paid to Tiefeng on July 23, 2009 to advances to Tiefeng for future purchasing of its inventory after cancelling the acquisition contract on May 5, 2010.

Note 8 - DEPOSIT

The Company paid $3,084,335 (RMB 21,000,000) to Harbin Songbei District Development and Construction Committee as the prepayment for the acquisition of the land use rights.  The Company is in the process of going through a full range of procedures before the land use rights can be granted to the Company.

Note 9 - PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	June 30,
	2010	2009
Building and warehouses	$858,030	$852,345
Machinery and equipment	174,365	159,921
Office equipment	29,963	33,968
Vehicles	89,428	88,837
Other	24,822	24,657
Less: Accumulated depreciation	(189,298)	(127,400)
Total	$987,310	$1,032,328

Depreciation expense charged to operations was $61,898 and $58,559 for the fiscal years ended June 30, 2010 and 2009, respectively.

Note 10 - LAND USE RIGHT

The following is a summary of the land use right:

	June 30,
	2010	2009
Land use right	$930,879	$925,956
Less: Accumulated amortization	(95,696)	(76,671)
	$835,183	$849,285

Amortization expense charged to operations was $19,025 and $15,416 for the fiscal years ended June 30, 2010 and 2009 respectively.

Note 11 - RELATED PARTY DEBT

“Related party debt" represents temporary short-term loans from majority owner, Mr. Xin Sun, a People Republic China citizen. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows classified as due to majority owner are classified as cash flows from financing activities. The total borrowings from Mr. Sun were $85,408 and $868,552 as of June 30, 2010 and 2009, respectively.

Interest was imputed on the loans using the Chinese bank borrowing rate of 5.31% for the year ended June 30, 2010. The total imputed interest expense was $20,315 and $65,995 for the year ended June 30, 2010 and June 30, 2009 respectively.

 Note 12 – TAXES PAYABLE

Taxes payable consist of the following:

	June 30
	2010	2009
Income taxes payable	$2,421,843	$1,271,410
VAT taxes payable	781,962	1,771,413
City and Supplement taxes	371,430	3,117
Payroll taxes payable & other taxes	54,716	2,769
	$3,629,951	$3,048,709

Note 13 - INCOME TAX

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The new CIT Law reduces the corporate income tax rate from 33% to 25% with effect from January 1, 2008. All Chinese enterprises are governed by the PRC Income Tax Law and various local income tax laws, pursuant to which a company generally is subject to an income tax at a statutory rate of 25% for fiscal year ended June 30, 2010 and fiscal year ended June 30, 2009.

The provision for income taxes consisted of the following:

	June 30
	2010	2009
Provision for PRC income tax - current taxes	$4,447,467	$1,483,486
Provision for PRC income tax - deferred taxes	-	-
Total provision for income taxes	$4,447,467	$1,483,486

The following table reconciles the PRC statutory rates to China Health’s effective tax rate:

	June 30
	2010	2009

Pretax Income( loss )	$17,701,638	$4,307,940
Statutory tax rate	25%	25%
Benefits for PRC enterprise income tax at statutory rate	0	0
Expenses not deductible for taxes – temporary difference	-109,343	278,867
Expenses not deductible for taxes – permanent difference	112,219	112,218
Increase in valuation allowance related to deferred tax assets	19,182	15,416
Total provision for income taxes	$4,447,467	$1,483,48 6

Deferred tax assets (liabilities) as of June 30, 2010 and 2009 are composed of the following:

	June 30
	2010	2009
PRC
Noncurrent deferred tax assets :
Amortization of land use right and other intangible assets	$19,182	$15,416
Valuation allowance	(19,182)	(15,416)
	$—	$—

Note 14 - COMMITMENTS AND CONTINGENCIES

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

Rental expense is approximately $176,250 and $58,500 per year for each of the years ended June 30, 2010 and 2009 respectively.  The rental commitment for the year 2010 is approximately $176,250.

STATUTORY RESERVE COMMITMENT

In compliance with PRC laws, the Company is required to appropriate a portion of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered capital in the PRC.  No appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. Since China Health has been accumulating deficiency until June 30, 2009, no statutory surplus reserve fund or statutory public welfare reserve fund have been made since its inception.

The Company had future unfunded commitments, as provided below.

	June 30, 2010	June 30, 2009

PRC Subsidiaries Registered Capital
Harbin Humankind Biology	$1,584,467	$1,584,467
H Harbin Huimeijia Medicine (Company has accumulating deficiency, no reserve commitment required)	146,873	146,873

Statutory Reserve Ceiling based on 50% of PRC Registered Capital of Harbin Humankind Biology or at least 10% of the after-tax net earnings until the reserve are equal to 50% of its registered capital.	792,234	-

Less: Retained Earnings appropriated to Statutory Reserve	-	-

Reserve Commitment Outstanding	$792,234	$-

Total commitments as of June 30, 2010 and 2009 are composed of the following:

	June 30
	2010	2009
Rental Commitment	$176,250	$175,316
Statutory Reserve Commitment	792,234	-
Total commitments	$968,484	$175,316

NOTE 15  STOCKHOLDERS’ EQUITY

The Company issued 5,000 shares of the Company's restricted common stock at $0.95 per share for consulting services valued at $4,750 to consultant on January 22, 2010.

NOTE 16  CANCEL THE ACQUISITION OF TIEFENG

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

If the transfer of equity interest is not effected within 60 days from the date of the Share Transfer Agreement, the shareholders of Tiefeng shall pay to Harbin Humankind 5% of the total purchase consideration as compensation to Harbin Humankind.  In addition, the Tiefeng’s shareholders shall pay liquidated damages of 0.04% of the total purchase consideration for every day of delay beyond the 60-day period and Harbin Humankind shall then have the right to terminate the Share Transfer Agreement forthwith.

On July 23, 2009 and August 19, 2009, cash in the amount of $734,482 (RMB 5,000,000) and $7,304,815 (RMB 50,000,000) respectively, were paid to Tiefeng.

Tiefang did not get all organic certified documents from local government agencies to complete the transaction on final extension February 28, 2010.  The contract was cancelled. Tiefeng agreed to pay penalty 0.04% per annum of the total purchase consideration for every day of delay starting from October 23, 2009.

Tiefeng paid back approximately $1.46 million (RMB 10,000,000) to the Company on March 31, 2010, the additional $1.46 million (RMB 10,000,000) was paid on April 30, 2010 as part of the deposit refund.  Another $1.46 million (RMB 10,000,000) was paid by May 31, 2010.  $2.92 million (RMB 20,000,000) is converted as loans made by the Company to Tiefeng in two years term starting on May 5, 2010.  Interest is charged semi-yearly by using the Chinese bank borrowing rate 5.31%. The Company received penalty and interest income from Tiefeng in the amount of $226,482 on February 27, 2010.  In addition, the balance of retaining fees paid on July 23, 2009 to Tiefeng in the amount of $734,482 (RMB 5,000,000) was converted as advances to Tiefeng for future purchases of its inventory after cancelling the acquisition agreement.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Please refer to the Company’s Current Reports on Form 8-K filed with the SEC on September 22, 2009 (File Number: 000-51060) and October 1, 2009 (File Number: 000-51060).

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

Our management assessed the effectiveness of our internal control over financial reporting as of  June 30, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.Based on its assessment, our management believes that, as of June 30, 2010, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have come to management's attention during our last fiscal year that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Sun Xin	44	Chairman, Chief Executive Officer, Chief Financial Officer, Treasurer and a director

Biography

Mr. Sun attended Jia Mu Si Medical College with a major in pharmacy from 1984 to 1988. From 1988 to 1991, he was the production manager at the Ha Yao Group Sanchine Medicine Joint-Stock Company Ltd. From 1991 to 1994, he was the district director for the Northeast District of China for Pfizer Pharmaceuticals Limited. Thereafter, he spent one year as the director of the marketing department for Ha Yao Group Sanchine Medicine Joint-Stock Company Ltd. From 1996 to 2002, he was the chief executive officer of a company he founded, Heilongjiang Bijie Chemical Industry Co., Ltd. He next obtained his Masters of Business Administration from Renmin University of China. From 2003 to the present, he was the president and chief executive officer of Harbin Humankind Biology Technology Co., Ltd.

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

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The board believes that there are general requirements for service on the Company’s board of directors that are applicable to all directors and that there are other skills and experience that should be represented on the board as a whole but not necessarily by each director. The board consider the qualifications of director and director candidates individually and in the broader context of the board’s overall composition and the Company’s current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by stockholders, the board will consider the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors it determines are pertinent in light of the current needs of the board. The board  also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The board requires that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board conducts interviews of potential director candidates to assess intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially. The board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The board has identified particular qualifications, attributes, skills and experience that are important to be represented on the board as a whole, in light of the Company’s current needs and its business priorities. The board believes that it should include some directors with a high level of financial literacy and some directors who possess relevant business experience as a Chief Executive Officer or a President or like position. Marketing is the core focus of our business and the Company seeks to develop and deploy innovative and effective marketing and technology. Therefore, the board believes that marketing and technology experience should be represented on the board.

Presently, only Mr. Xin Sun is the only director of the Company.  Mr. Sun possesses many of the skills and experience needed for our business.  He is experienced in the pharmaceutical industry having been the district director for the Northeast District of China for Pfizer Pharmaceuticals Limited from 1991 to 1994.  He has also been the director of the marketing department for Ha Yao Group Sanchine Medicine Joint-Stock Company Ltd.  Mr. Sun has relevant business experience as a Chief Executive Officer or a President or like position in that From 1996 to 2002, he was the chief executive officer of a company he founded, Heilongjiang Bijie Chemical Industry Co., Ltd.From 2003 to the present, he was the president and chief executive officer of Harbin Humankind Biology Technology Co., Ltd.

The board plans to eventually increase its membership to include directors with skills and experience complementary to Mr. Sun’s.

Board Leadership Structure and Role in Risk Oversight

Mr. Xin Sun is our chairman and chief executive officer. The board’s role in the risk oversight of the Company includes, among other things:

•	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

•	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

•	reviewing annually the independence and quality control procedures of the independent auditors;

•	reviewing and approving all proposed related party transactions;

•	discussing the annual audited financial statements with the management;

•
meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management.

Compliance with Section 16(a) of Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended June 30, 2010, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Meetings of Our Board of Directors

Our Board of Directors held no meetings during the fiscal year ended June 30, 2010.

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

Audit Committee Financial Expert.  Our board of directors currently acts as our audit committee.  Because we are still a developing company, our board of directors is still in the process of finding an “audit committee financial expert” as defined in Regulation S-K and directors that are “independent” as that term is used in Section 10A of the Exchange Act.

Compensation Committee.We intend to establish a compensation committee of the board of directors. The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers.

Code of Ethics

We currently do not have a Code of Ethics because we presently only have one director and officer.  We plan to adopt a Code of Ethics when our board members and management increases.

Director Compensation

We did not compensate our directors for fiscal years 2009 and 2010. However, in the future, we intend to implement a market-based director compensation program.

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

Directors and Officers of Harbin Humankind

The following table sets forth certain information as of June 30, 2010 concerning the directors and executive officers of Harbin Humankind:

Directors and Executive Officers	Position/Title	Age

Xin Sun	Chairman, Chief Financial Officer, Treasurer	44

Baosen Ma	President, Secretary, Director	42

Kai Sun	Director	39

Zhigang Ma	Chief Information Officer	30

The following is a summary of the biographical information of those directors and officers of Harbin Humankind whose biographical information does not appear above:

Baosen Ma, President, Secretary and Director

Mr. Ma graduated from China University of Political Science and Law with a major in financial accounting.  From 1987 to 1992, he was an accountant with Harbin Keluola Solar Power Co., Ltd. Thereafter from 1992 to 1996, he was vice general manger and sales manager for ShangHaiDahua Solar Battery Co., Ltd. From 1996 to 2004, he was the East China manager for the Ha Yao Group Sanchine Medicine Joint-Stock Ltd. In January 2004, Mr. Ma was appointed President, Secretary and Director of Harbin Humankind.

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

SUMMARY COMPENSATION TABLE
(all figures in US Dollars)

Name of Officer	Year	Salary($)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation	All Other Compensation	Total

Xin Sun	2010	264,164	—	—	—	—	—	—	264,164
	2009	72,454	—	—	—	—	—	—	72,454
	2008	2,624	—	—	—	—	—	—	2,624

Thomas Bontems	2008	—	—	—	—	—	—	—	—
(1)	2007	—	—	—	—	—	—	—	—

(1) Mr. Bontems resigned as our Chief Executive Officer with effect from December 31, 2008. On the same day, Mr. Sun replaced Mr. Bontems as our Chief Executive Officer.

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the year ended June 30, 2010.

During the year ended June 30, 2010, none of the named executive officers exercised any stock options.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of  June  30,  2010.

Except as otherwise specified below, the address of each beneficial owner listed below is Harbin Humankind Biology Technology Co. Limited, 168 Binbei Street, Songbei District, Harbin, Heilongjiang Province, People’s Republic of China.

Title of Class	Name	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	Sun Xin Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer	33,003,088	53.03%

Common Stock	All officers and directors as a group (1 person)	33,003,088	53.03%

(1)	The number of shares reflects the 1:20 reverse split of the Company’s common stock that became effective on November 13, 2008.

(2)
Based on a 62,239,737 total issued and outstanding shares of the Company as of  September 28, 2010, which reflects the 1:20 post reverse split of the Company’s common stock that became effective on November 13, 2008.

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock which are issuable upon exercise of warrants, options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of September 28, 2010. None of the persons named in the table above own any options or convertible securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our company received temporary short-term loans from majority owner and our sole director and officer, Mr. Xin Sun, a PRC citizen. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows classified as due to majority owner are classified as cash flows from financing activities. The total borrowings from Mr. Sun were $85,408 as of June 30, 2010.

Interest was imputed on the loans using the Chinese bank borrowing rate of 5.31%. The total imputed interest expense was $20,315 for the year ended June 30, 2010.

Item 14. Principal Accounting Fees and Services.

We were billed by e-Fang Accountancy Corp & CPA and our previous independent public accounting firm, Malone & Bailey PC for the following professional services they performed for us during the fiscal years ended  June 30, 2009 and 2010 as set forth in the table below.”

	Audit Fees	Related Fee	Tax Fees	All Other Fees
2010	$72,000
2009	$113,700

All of the services rendered to us by our independent registered public accountants were pre-approved by our Board of Directors.

PART V

Item 15.         Exhibits, Financial Statement Schedules

Exhibit No.	Description

3.1	Articles of Incorporation.*

3.2	By-laws.*

4.1	Securities Purchase Agreement dated September 10, 2007 between the Company, Thomas Bontems and Sun Xin. **

10.1	Asset Purchase and Sale Agreement dated September 10, 2007 between the Company and Universal Fog Systems, Inc.**

10.2	Share Exchange Agreement dated October 15, 2007 between the Company, Thomas Bontem, Sun Xin, China Health Industries Holdings Limited and Harbin Humankind Biology Technology Co. Limited.***

10.3	Land Use Agreement dated June 7, 2004, between Harbin Humankind Biology Technology Co. Limited and Harbin City, Daochu District, Songbei Township, Jinxin Village.****

10.4	Lease Agreement dated August 20, 2008 between Harbin Plaza Realty Management Co., Ltd. and Harbin Humankind Biology Technology Co. Limited.****

10.5	Cooperative Agreement dated September 17, 2008 between Harbin Humankind Biology Technology Co. Limited and the Commercial Bureau of Qing’an County.****

10.6	Land Purchase Agreement dated July 7, 2009 between Harbin Humankind Biology Technology Co. Limited and Harbin Songbei District Construction and Development Management Committee.

16.1	Letter from Turner, Stone & Company, L.L.P. to the Securities and Exchange Commission dated April 2, 2008*****

21.1	List of Subsidiaries.****

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed with the SEC on December 1, 2004.
**	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on February 20, 2008.
***	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2007.
****	Incorporated by reference to the Company’s Current Report on Form 8-K and Form 8-K/A filed with the SEC on January 7, 2009.
*****	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTH INDUSTRIES HOLDINGS,
INC.

/s/ Xin Sun
By: Xin Sun
Title: Chief Executive Officer
Date: September 28, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Xin Sun
By: Xin Sun
Title: Chief Executive Officer, Chief Financial Officer and sole director
Date:September 28, 2010