Form 10-K/A
period 2010-06-30
China Health Industries Holdings, Inc.
filed 2010-09-30
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

(Mark One)

Amendment No. 1 to

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

As of September 27, 2010, there are presently 62,239,737shares of common stock, par value $0.0001 issued and outstanding.

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K is filed to amend certain two errors in our Annual Report on Form 10-K (“the Report”) for the fiscal year ended June 30, 2010, which was originally filed on September 28, 2010 with the Securities and Exchange Commission.  In particular, we (i) clarified that the Company still manufactures 19 medical drugs instead of 27 as previously reported and moved our new products from the “Medical Drugs” section to the“Health Food and Organic “Green” Food” section and (ii) corrected an error in the 2009 sales from one of our major raw materials suppliers, Heilongjiang Land Reclamation.

All other information contained in the Report remains unchanged.

This Amendment No. 1 to the Report continues to speak as of the date of the Report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 1 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report.  The filing of this Amendment No. 1 to the Report is not a representation that any statements contained in items of the Report other than that information being amended are true or complete as of any date subsequent to the date of the Report.

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

(ii)           Health Food and Organic “Green” Food

Our health and organic “green” food products include (i) abalone, sea cucumber and frog oil soft capsules (Serial Number 016-2007), (ii) ganodermalucidum and aweto soft capsules (Serial Number 017-2007), (iii) propolis soft capsules, (iv) deep sea fish oil (Serial Number 012-2006),  (v) liquid calcium (Serial Number 013-2006),  (vi) multi-vitamins (Serial Number  010-2007), (vii) soybean isoflavone (Serial Number 012-2006)  and (viii) royal jelly (Serial Number 011-2006), (ix) Sleeping Beauty Capsule, (x) Virility Max Capsule, (xi) Ruddy Granule, (xii) Blood Cleanser Soft Capsule and (xiii) Colon Cleanser Capsule.

The major suppliers of raw materials for these products in FY 2010 and 2009 are:

	Name of Supplier	Products Supplied	Sales in 2010 (in dollars)	Sales in 2009 (in dollars)

1	Shukui Wang	Raw materials	14,299,161	2,698,464
2	Heilongjiang Medicine Company	Aweto		307,018
3	Degang Zhao	Raw materials	923,554	85,259
4	Henan Purui Bee Co.,Ltd.	Propolis		2,474
5	Green Agriculture Development Co. of Heilongjiang Land Reclamation	Soybean Oil		1,900
6	Zhiyun Zheng	Package Supplies	3,878,933

(iii)          Medical Drugs

Huimeijia purchased  license of Harbin Dong Feng Medicine Company to manufacture 19 medical drugs on September 16, 2008. Huimeijia is now the registered owner of the license, approved by the Heilongjiang Food and Medicine Supervising Bureau.

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

We will order products from the Commercial Bureau and such products will be delivered within 20 days of placing the order.  The price for these products fluctuates within a 3% range from its wholesale price, but we are not restricted in any way in dictating the retail price for such products.  We typically have an average profit margin of approximately 20%.  We presently sell these products through our store and will eventually sell them over the internet.

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

Item 3.           Legal Proceedings.

We do not know of any material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

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

Tiefeng did not get all organic certified documents from the local government agencies to complete the transaction on the final extension date of February 28, 2010.  Accordingly, we terminated  the contract Share Transfer Agreement. Tiefeng agreed to pay interest to us for retaining the purchasing price from August 19, 2009 to February 27, 2010.

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

Sales by Product Line

A break-down of our sales by major product line for each of the years ended June 30, 2010 and 2009 is as follows:

	For the Year Ended June 30
	2010			2009
Product Category	Quantity (Unit)	Sales USD	% of Sales	Quantity (Unit)	Sales USD	% of Sales
Sleeping Beauty Capsule	102,951	1,544,548	3.58%
Virility Max Capsule	122,945	1,537,094	3.57%
Ruddy Granule	69,868	2,096,424	4.86%
Blood Cleanser Soft Capsule	78,546	2,356,811	5.47%
Abalone, Sea cucumber and Frog oil soft capsule	11,733	2,523,057	5.85%	7,940	1,704,461	15.54%
Ganodermalucidum and Aweto Soft Capsules	8,640	1,857,940	4.31%	7,835	1,681,922	15.34%
Chao Bao Capsule				1,500	28,082	0.26%
Jianwei Calcium Tablet				36,320	22,448	0.2%
Propolis and Black Ant Capsule	52,667	4,859,420	11.27%	23,796	2,191,789	19.98%
Waterlilies Soft Capsule(Sailuozhi)	130,730	17,290,732	40.11%	13,546	3,144,578	28.67%
Colon Cleanser Capsule	202,731	9,026,882	20.94%	30,090	2,133,088	19.45%
OEM Sales		13,064	0.03%		61,460	0.56%
Total		43,105,972	100%		$10,967,828	100%

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

Pharmaceutical Patents

On June 9, 2007, China Health entered into a Purchase Agreement, pursuant to which China Health agreed to purchase pharmaceutical patents from a third party for $410,792 (RMB 3,180,000).

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

Land Use Right

All land belongs to the State in PRC. Enterprises and individuals can pay the State a fee to obtain a right to use a piece of land for commercial purpose or residential purpose for an initial period of 50 years or 70 years, respectively. The land use right can be sold, purchased, and exchanged in the market. The successor owner of the land use right will reduce the amount of time which has been consumed by the predecessor owner. On June 7, 2004, China Health enter into a purchase contract with the local government, pursuant to which China Health agreed to purchase the right to use a piece of land, approximately 8 acres, located in the Harbin County, Heilongjiang Province for commercial purpose over a fifty-year period from June 7, 2004 through June 6, 2054, for $637,261 (RMB 5,248,000), which China Health has fully paid to the seller on June 13, 2004. The Department of Housing and Urban Development (“HUD”) of Harbin City approved this transaction. China Health recorded the land use right at its purchase price. The cost of the land use right is amortized over its prospective beneficial period, using the straight-line method with no residual value. China Health’s production facilities and office are located in this piece of land.  As of June 30, 2010, the land use right has net balance of $835,183 included land improvements in the amount of $293,618.

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

Our management assessed the effectiveness of our internal control over financial reporting as of  June 30, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, our management believes that, as of June 30, 2010, our internal control over financial reporting is effective based on those criteria.

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
Date: September 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Xin Sun
By: Xin Sun
Title: Chief Executive Officer, Chief Financial Officer and sole director
Date:September 30, 2010