Form 10-Q
period 2010-09-30
China Health Industries Holdings, Inc.
filed 2010-11-15
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
011-86-451-51719407
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 12, 2010, there are 62,239,737 shares of $0.0001 par value common stock issued and outstanding.

FORM 10-Q
CHINA HEALTH INDUSTRIES HOLDINGS, INC.
INDEX

		Page
PART I	FINANCIAL INFORMATION	3

	Item 1. Financial Statements (Unaudited).	3

	Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and June 30, 2010.	5

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended September 30, 2010 and September 30, 2009 (Unaudited).	6

	Condensed Consolidated Statements of Cash Flows for the Three Months ended September 30, 2010 and September 30, 2009 (Unaudited).	7

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months ended September 30, 2010 (Unaudited).	8

	Notes to Financial Statements.	9

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22

	Item 3. Quantitative and Qualitative Disclosures About Market Risk.	27

	Item 4. Controls and Procedures.	27

PART II	OTHER INFORMATION	29

	Item 1. Legal Proceedings.	29

	Item 1A. Risk Factors.	29

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	29

	Item 3. Defaults Upon Senior Securities.	29

	Item 4. (Removed and Reserved).	29

	Item 5. Other Information.	29

	Item 6. Exhibits.	29

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

 CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	June 30, 2010 (Audited)
ASSETS

Current assets
Cash and cash equivalents	$14,132,435	$13,344,531
Accounts receivable	5,787	5,693
Inventory	327,395	184,522
Notes receivable	3,072,390	2,992,893
Prepaid expenses	812,980	764,738
Deposit	3,135,217	3,084,335

Total current assets	21,486,204	20,376,712

Property and equipment – net	988,826	987,310
Intangible Assets – net	843,704	835,183
Construction-in-progress	166,017	163,323

Total assets	$23,484,751	$22,362,528

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$367,740	$228,629
Customer deposits	367	363
Related party debt	88,009	85,408
Wages payable	296,707	291,885
Self-insured reserve	219,912	216,343
Tax payable	1,839,992	3,629,951

Total current liabilities	2,812,727	4,452,579

Commitments and contingencies	909,833	968,484

STOCKHOLDERS’ EQUITY
Common stock ($0.0001 par value, 300,000,000 shares authorized, 62,239,737 and 62,239,737 issued and outstanding, respectively)	6,224	6,224
Additional paid-in capital	1,436,078	1,434,910
Accumulated other comprehensive income	814,171	589,618
Retained earnings	18,415,551	15,879,197

Total Stockholders' equity	20,672,024	17,909,949

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,484,751	$22,362,528

See accompanying notes to the condensed consolidated financial statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	September 30, 2010	September 30, 2009
REVENUE	$11,617,393	$10,246,606
COST OF GOODS SOLD	5,985,295	4,486,366

Gross Profit	5,632,098	5,760,240

OPERATING EXPENSES
Selling, general & administrative expenses	1,261,392	516,325
Depreciation and amortization expenses	19,697	20,331
Research & development	737,428	-
Total operating expenses	2,018,517	536,656
Operating profit	3,613,581	5,223,584

OTHER INCOME (EXPENSES)
Interest expenses	(1,168)	(15,899)
Interest income	39,355	-
Other income		5
Total other income (expense)	38,187	(15,894)

INCOME (LOSS) BEFORE INCOME TAXES	3,651,768	5,207,690
Income taxes	1,115,414	1,318,033
Net income (loss)	$2,536,354	$3,889,657

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	$224,553	$184,455
Comprehensive income	$2,760,907	$4,074,112

Basic and diluted net loss per share	0.04	0.06
Weight average shares outstanding
Basic	62,239,737	62,234,737
Diluted	62,239,737	62,234,737

See accompanying notes to the condensed consolidated financial statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended September 30
	2010	2009
Cash flows from operating activities:

Net income (loss)	$2,536,354	$3,889,657

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities

Depreciation & amortization	19,698	20,331
Imputed interest	1,168	15,899

Changes in assets and liabilities -
(Increase) decrease in:

Accounts receivables and other receivables	(50,976)	15,841
Inventory	(142,873)	(1,962)
Prepaid expense	(48,242)	(31,483)
Accounts payable and other payables	(1,642,453)	976,324
Net cash provided by (used in) operating activities	672,675	4,884,607

Cash flows from investing activities:

Purchases/ (transfer) of fixed assets	-	(5,643)
Notes receivable	(79,497)	-
Prepayment on acquisition		(8,043,758)
Prepayment on land use right		(3,071,253)
construction-in-progress	-	(160,886)
Net cash provided by investing activities	(79,497)	(11,281,540)

Cash flows from financing activities:
Proceeds from related party debt	2,601	(17,201)
Net cash provided by financing activities	2,601	(17,201)

Effect of exchange rates on cash	192,124	184,454

Net increase (decrease) in cash and cash equivalents	787,904	(6,229,680)

Cash and cash equivalents, at beginning of year	13,344,531	7,394,270

Cash and cash equivalents, at end of year	$14,132,435	$1,164,590

Supplemental cash flow information
Cash paid for income tax	$2,408,152	$-

See accompanying notes to the condensed consolidated financial statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common shares
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Stockholders' Equity

Balances, June 30, 2010	62,239,737	$6,224	$1,434,910	$15,879,197	$589,618	$17,909,949

Imputed interest on shareholder loan			1,168			1,168

Net income for the three months ended September 30, 2010				2,536,354		2,536,354

Other comprehensive income-Translation adjustment					224,553	224,553

Balances, September 30, 2010	62,239,737	$6,224	$1,436,078	$18,415,551	$814,171	$20,672,024

See accompanying notes to the condensed consolidated financial statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Harbin Humankind Biology Technology Co., Limited ("Humankind") was incorporated in Harbin City, Heilongjiang Province, the People's Republic of China (the "PRC") on December 14, 2003, as a limited liability company under the Company Law of PRC.   Harbin Humankind is engaged in the business of production and distribution of health food.

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

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at September 30, 2010 and 2009 due to the relatively short-term nature of these instruments.

Prepaid Expenses

Prepaid expenses principally include advances to raw material suppliers.

Inventory

Inventories are stated at the lower of cost or market using the weighted average method. China Health reviews its inventory on a regular basis for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. No reserve was made in the three months ended September 30, 2010 and 2009, respectively.

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

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets... The percentages or depreciable life applied are:

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

There were no impairments during the three months ended September 30, 2010 and 2009.

Land Use Right

All land belongs to the State in PRC. Enterprises and individuals can pay the State a fee to obtain a right to use a piece of land for commercial purpose or residential purpose for an initial period of 50 years or 70 years, respectively. The land use right can be sold, purchased, and exchanged in the market. The successor owner of the land use right will reduce the amount of time which has been consumed by the predecessor owner. On June 7, 2004, China Health enter into a Purchase Contract with the local government, pursuant to which China Health agreed to purchase the right to use a piece of land, approximately 8 acres, located in the Harbin County, Heilongjiang Province for commercial purpose over a fifty-year period from June 7, 2004 through June 6, 2054, for $637,261 (RMB 5,248,000), which China Health has fully paid to the seller on June 13, 2004. The Department of Housing and Urban Development (“HUD”) of Harbin City approved this transaction. China Health recorded the land use right at its purchase price. The cost of the land use right is amortized over its prospective beneficial period, using the straight-line method with no residual value. China Health’s production facilities and office are located in this piece of land.  As of September 30, 2010, the land use right and improvement have net balance of $843,704.

Customer Deposits

Customer Deposit represents the money the Company has received from customers in advance for the purchase of goods. The Company considers customer deposits as a liability until the title of goods have been transferred at which point the balance will be credited to sales revenue.

Revenue Recognition

China Health recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exits and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations, with the exception of estimated returns and credit memos. The Company allows its customers to return product for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience.  As of September 30, 2010 and 2009, the Company had a reserve of $nil and $nil, respectively.

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

For the three months ended September 30, 2010, the Company incurred $737,428 in research and development costs. There was $nil research and development costs for the three months ended September 30, 2009.

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and marketing expenses in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Adverting Costs”. Advertising costs were immaterial for the three months ended September 30, 2010 and 2009, respectively.

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

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require China Health to accrue for these benefits based on certain percentages of the employees’ salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits. The total provisions for such employee benefits were $4,798 and $1,036 for the three months ended September 30, 2010 and 2009, respectively.

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

In January 2010, the FASB issued accounting standards update related to fair value measurements and disclosures.  This update provides amendments to related guidance within U.S. GAAP to require disclosure of the transfers in and out of Levels 1 and 2 and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements and requires more detailed disclosures regarding valuation techniques and inputs. We adopted this new standard effective January 1, 2010.  Early application is permitted and, in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The adoption of this guidance did not have a significant impact on the Group’s financial statements.

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

Note 3 – CASH AND CASH EQUIVALENTS

The company maintains cash and cash equivalents balance at several financial institutions.  Only accounts at US financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  As of September 30, 2010 the Company’s uninsured bank balances totaled $14,128,126.

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

Note 5 – NOTES RECEIVABLE

Notes receivable consist of the following:

	September 30, 2010	June 30, 2010
Advances to employees	46,159	55,432
Notes receivable -Tiefeng	3,026,231	2,937,461
Total notes receivable	$3,072,390	$2,992,893

The advances to employees are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

On April 9, 2009 the Company’s wholly-owned subsidiary, Harbin Humankind Biology Technology Co., Limited (“Harbin Humankind”), entered into a letter of intent with the shareholders of Heilongjiang Tiefeng Rice Company Limited (“Tiefeng”) to purchase all the equity interest of Tiefeng (“the Share Transfer Agreement”).  On July 23, 2009 the amount of $746,480 (RMB 5,000,000) were paid as retaining fees. The purchase agreement was signed on August 18, 2009; the amount of $7,312,507 (RMB 50,000,000) was prepaid to Tiefeng on August 19, 2009.

As of March 31, 2010, Tiefeng did not get the crucial certified documents from local government agencies.  Based on the amended agreement, the deal is thus voided.  Tiefeng paid back approximately $1.46 million (RMB 10,000,000) to the Company on March 31, 2010, the additional $1.46 million (RMB 10,000,000) was paid on April 30, 2010 as part of the deposit refund.  Another $1.46 million (RMB 10,000,000) was paid on May 31, 2010.  The balance of $2,985,921 (RMB 20,000,000) is converted as loans to Tiefeng with two years term starting from May 5, 2010.  Interest is charged semi-yearly by using the current Chinese bank borrowing rate of 5.31%.   For the three months ended September 30, 2010, accrued interest income on the Tiefeng loan totals $40,310.

Note 6 - INVENTORIES

Inventories consist of following:

	September 30, 2010	June 30, 2010
Finished goods	$119,387	$74,478
Work-in-process	135,343	75,498
Raw materials	51,094	17,836
Supplies and packing materials	21,571	14,972
Total inventory	$327,395	$184,522

Note 7 - PREPAID EXPENSES

Prepaid expenses consist of the following:

	September 30, 2010	June 30, 2010
Advances on raw materials	812,980	764,738
Prepaid services
Total prepaid expenses	$812,980	$764,738

The Company periodically makes advances to certain vendors for purchases of raw materials, and records those advances as prepaid expense. Advances to vendors as of September 30, 2010 amounted to $812,980.   The majority balance in the amount of $746,480 (RMB 5,000,000) is converted from retaining fees paid to Tiefeng on July 23, 2009 to advances to Tiefeng for future purchasing of its inventory after cancelling the acquisition contract on May 5, 2010.

Note 8 - DEPOSIT

The Company paid $3,135,217 (RMB 21,000,000) to Harbin Songbei District Development and Construction Committee as the prepayment for the acquisition of the land use rights.  The Company is in the process of going through a full range of procedures before the land use rights can be granted to the Company.

Note 9 - PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	September 30, 2010	June 30, 2010
Building and warehouses	$872,185	$858,030
Machinery and equipment	177,241	174,365
Office equipment	31,737	29,963
Vehicles	90,905	89,428
Other	25,231	24,822
Less: Accumulated depreciation	(208,473)	(189,298)
Total	$988,826	$987,310

Depreciation expense charged to operations was $15,024 and $15,184 for the three months ended September 30, 2010 and 2009, respectively.

Note 10 - LAND USE RIGHT

The following is a summary of the land use right:

	September 30, 2010	June 30, 2010
Land use right	$946,236	$930,879
Less: Accumulated amortization	(102,532)	(95,696)
	$843,704	$835,183

Amortization expense charged to operations was $4,674 and $5,147 for the three months ended September 30, 2010 and 2009 respectively.

Note 11 - RELATED PARTY DEBT

“Related party debt" represents temporary short-term loans from majority owner, Mr. Xin Sun, a People Republic China citizen. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows classified as due to majority owner are classified as cash flows from financing activities. The total borrowings from Mr. Sun were $88,009 and $851,351 as of September 30, 2010 and 2009, respectively.

Interest was imputed on the loans using the Chinese bank borrowing rate of 5.31% for the three months ended September 30, 2010. The total imputed interest expense was $1,168 and $15,215 for the three months ended September 30, 2010 and 2009 respectively.

Note 12 – TAXES PAYABLE

The following is a summary of taxes payable:

	September 30, 2010	June 30, 2010
Income taxes payable	$1,129,105	$2,421,843
VAT taxes payable	318,005	781,962
City and Supplement taxes	22,263	371,430
Payroll taxes payable & other taxes	370,619	54,716
	$1,839,992	$3,629,951

Note 13 - INCOME TAX

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The new CIT Law reduces the corporate income tax rate from 33% to 25% with effect from January 1, 2008. All Chinese enterprises are governed by the PRC Income Tax Law and various local income tax laws, pursuant to which a company generally is subject to an income tax at a statutory rate of 25% for the three months ended September 30, 2010 and 2009.

The provision for income taxes consisted of the following:

	September 30, 2010	June 30, 2010
Provision for PRC income tax - current taxes	$1,115,414	$4,447,467
Provision for PRC income tax - deferred taxes	-	-
Total provision for income taxes	$1,115,414	$4,447,467

The following table reconciles the PRC statutory rates to China Health’s effective tax rate:

	September 30, 2010	June 30, 2010

Pretax Income( loss)	$3,651,767	$17,701,638
Statutory tax rate	25%	25%
PRC enterprise income tax at statutory rate	912,942	4,425,410
Expenses not deductible for taxes – temporary difference	77,553	-109,343
Expenses not deductible for taxes – permanent difference	120,246	112,219
Increase in valuation allowance related to deferred tax assets	4,674	19,182
Total provision for income taxes	$1,115,414	$4,447,467

Deferred tax assets (liabilities) as of September 30, 2010 and June 30, 2010 are composed of the following:

	September 30, 2010	June 30, 2010
PRC
Noncurrent deferred tax assets :
Amortization of land use right and other intangible assets	$4,674	$19,182
Valuation allowance	(4,674)	(19,182)
	$-	$-

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

Rental expense is approximately $44,245 and $43,850 for each of the three months ended September 30, 2010 and 2009 respectively.  The rental commitment for the fiscal year 2011 is approximately $89,600.

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

The Company had future unfunded commitments, as provided below.

	September 30, 2010	June 30, 2010
PRC Subsidiaries Registered Capital
Harbin Humankind Biology	$1,640,465	$1,584,467
H Harbin Huimeijia Medicine (Company has accumulating deficiency, no reserve commitment required)	149,296	146,873

Statutory Reserve Ceiling based on 50% of PRC Registered Capital of Harbin Humankind Biology or at least 10% of the after-tax net earnings until the reserve are equal to 50% of its registered capital.	820,233	792,234

Less: Retained Earnings appropriated to Statutory Reserve	-	-

Reserve Commitment Outstanding	$820,233	$792,234

Total commitments as of September 30, 2010 and June 30, 2010 are composed of the following:

	September 30, 2010	June 30, 2010
Rental Commitment	$89,600	$176,250
Statutory Reserve Commitment	820,233	792,234
Total commitments	$909,833	$968,484

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in the risk factors and “Forward Looking Statements” summary set forth in the forepart of our Annual Report for the year ended September 30, 2010. This quarterly report on Form 10-Q contains forward-looking statements and is afforded the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Readers should carefully review the risk factors disclosed in our Annual Report for the year ended September 30, 2010 and other documents filed by us with the SEC.

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

Results Of Operations

For the three months ended September 30, 2010 as compared to September 30, 2009

Our principal business operations are conducted through our wholly owned subsidiary, Harbin Humankind Biology Technology Co., Limited (“Humankind”) and Humankind’s subsidiary, Harbin Huimeijia Medicine Company (“Huimeijia”) which was incorporated on October 14, 2008.   Huimeijia received GMP certification on July 23, 2009 and will be produces and sells our medical drugs.

	September 30
	2010	Variance	2009
REVENUES
Product Sales (net of sales allowance)	$11,617,393	13.38%	$10,246,606
Total revenues	$11,617,393		10,246,606

COST OF GOODS SOLD
Cost of goods sold	5,985,295	33.41%	4,486,366
Gross Profit	$5,632,098	-2.23%	$5,760,240

Total revenues increased by 13.38% to $11,617,393  for the three months ended September 30, 2010 compared to $10,246,606 for the same period in 2009. The $1,370,787 increase in revenue is attributable to strong performances from our sales distribution channels.

This growth in sales is in turn attributable to an increase in sales volume and our efforts to continue to develop our distribution channels by hiring additional sales agents to assure that our products and their associated benefits are seen by those making or influencing the purchasing decisions.

Our cost of sales increased $1,498,929, or 33.41% to $5,985,295 for the three months ended September 30, 2010 compared to $4,486,366 for the same period in 2009. The increase in cost of sales is a result of the increased sales and the increase in raw material costs.

Our gross margin decreased 7.74% from 56.22% for the three month period ended September 30, 2009 to 48.48%   for the three month period ended September 30, 2010.  This decrease was primarily attributable to an increase in the raw material and labor costs.

Sales by Product Line

A break-down of our sales by major product line for each of the three months ended September 30, 2010 and 2009 is as follows:

	For the Three Months Ended September 30
	2010			2009
Product Category	Quantity (Unit)	Sales USD	% of Sales	Quantity (Unit)	Sales USD	% of Sales
Sleeping Beauty Capsule	28,594	582,274	5.01%
Ruddy Granule	28,426	782,325	6.73%
Virility Max Capsule	65,051	1,513,833	13.03%
Blood Cleanser Soft Capsule	39,140	1,022,658	8.80%
Abalone, Sea cucumber and Frog oil soft capsule				5,496	1,181,036.60	11.53%
Ganoderma lucidum and Aweto Soft Capsules				4,424	911,994.06	8.90%
Energy Elemental Powder	14,195	234,149	2.02%

Propolis and Black Ant Capsule				28,982	2,672,224.26	26.08%
Waterlilies Soft Capsule(Sailuozhi)	52,867	4,710,276	40.55%	13,885	3,226,614.02	31.49%
Colon Cleanser Capsule	72,528	2,771,878	23.86%	31,589	2,241,673.72	21.88%
OEM Sales					13,063.34	0.13%
Total		11,617,393	100%		10,246,606	100%

Operating Expenses

The following table summarizes the changes in our operating expenses from $2,018,517 to $536,656 for each of the three months ended September 30, 2010 and 2009, respectively:

	For the Three Months Ended September 30
	2010	Variance	2009
Operating Expenses
Selling , General and Administrative expenses	$1,261,392	144.30%	$516,325
Depreciation and amortization	19,697	-3.12%	20,331
Research & development	737,428		-
Total operating expenses	$2,018,517	276.13%	$536,656

Total operating expenses for the three months ended September 30, 2010 increased $1,481,861 or 276.13% over the same period in 2009. The higher operating expenses were primarily attributable to the increased cost of sales, increased number of representatives and the commissions paid to them, professional fees and distribution costs of our products to generate our increased product sales from $10,246,606 in 2009 to $11,617,393 in 2010.

We incurred imputed interest expenses in the amount of $1.168 on the loans due to Mr. Sun Xin, the executive officer and major shareholder of Company. These loans are unsecured, non-interest bearing and have no fixed terms of repayment.

Other Income (Expenses)

Other income (expenses) increased approximately $54,100 for the three month period ended September 30, 2010.  The increase was primarily attributable to increased interest income in the approximate amount of $39,400 from Tiefeng Rice Group and the decrease in interest expenses of approximately $14,700, which was due to repayment of debts in 2009.

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

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of September 30, 2010 and 2009 and for each of the three months then ended:

	September 30, 2010	September 30, 2009

As of September 30:
Cash and cash equivalents	$14,132,435	$1,164,590
Working capital	$18,673,477	$6,354,077
Inventories	$327,395	$150,652
For the Three Months Ended September 30:
Cash provided by (used in):
Operating activities	$672,675	$4,884,607
Investing activities	$(79,497)	$(11,281,540)
Financing activities	$2,601	$(17,201)

As of September 30, 2010, cash and cash equivalents were $14,132,435 as compared to $1,164,590 at September 30, 2009. This represents an increased cash and cash equivalents position of $12,967,845 or an increase of 1113.51% at September 30, 2010 compared to September 30, 2009.

Our current ratio was 7.64 versus 2.04 and the quick ratio was 7.52 versus 2.01 at September 30, 2010 and 2009, respectively.  Management endeavors to ensure that funds are available to take advantage of new investment opportunities and that funds are sufficient to meet future liquidity and capital needs.

Cash flow provided by operating activities was $672,675 for the three months ended September 30, 2010 compared to cash flow used by operation activities of $4,884,607 for the same period in 2009.  The decrease in cash provided by operating activities of $4,211,932 is primarily attributable to the decrease in account payables in the amount of $1,642,453.

Our working capital position at September 30, 2010 was $18,673,477 compared to working capital of $6,354,076 at September 30, 2009. Our increased working capital position in 2010 was principally funded by the increased cash flow generated by sales.  Management considers current working capital and borrowing capabilities adequate to cover our current operating and capital requirements for the full fiscal year 2011.

Currency Exchange Fluctuations

All of our revenues and majority of the expenses during the three months ended September 30, 2010 were denominated primarily in Renminbi (“RMB”), the currency of China, and was converted into US dollars at the exchange rate of 6.78032 RMB to 1 U.S. Dollar.  In the third quarter of 2005, the Renminbi began to rise against the US dollar.  There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

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

Revenue Recognition. The Company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to unaffiliated customer or services are performed in accordance with terms of the agreement, title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on the Company’s experience.

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

 Inventories. Inventories are stated at the lower of cost or market using the weighted average method. The Company reviews its inventory on a regular basis for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. As of September 30, 2009 and 2008, the Company has determined that no reserves are necessary.

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

Income Taxes. The Company has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of September 30, 2009 and 2008. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material legal proceeding pending against us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

2.	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

4	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

Date: November 12, 2010
/s/ Xin Sun
Xin Sun
Chief Executive Officer and Chief Financial Officer