Form 10-K/A
period 2009-06-30
China Health Industries Holdings, Inc.
filed 2010-11-16
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-K/A
Amendment No. 4

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ________________

Commission file number:  000-51060

CHINA HEALTH INDUSTRIES HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0827216
State of other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

168 Binbei Street, Songbei District, Harbin City
Heilongjiang Province, People’s Republic of China	150028
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 011-86-451-5553-9531

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

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

EXPLANATORY NOTE

In this Amendment No. 4 to the Annual Report on Form 10-K/A (this “Form 10-K/A”), we refer to China Health Industries Holdings, Inc., a Delaware corporation, as “we,” “us,” “our” or “the Company.”

We are filing this Amendment No. 4 to Annual Report on Form 10-K/A to amend certain disclosures in our Annual Report on Form 10-K for the year ended June 30, 2009, as originally filed with the Securities and Exchange Commission (the “SEC”) on October 27, 2009 (our “Report”).  The principal changes to our Report in this amendment are as follows:

The Company has made amendments or disclosure with regard to the following parts of Item 1-Business.

•
The Company has included a description of the material terms of the Purchase Agreement between the Company and Wang Shukui, who was the Company’s largest raw material supplier for the fiscal year 2009.

•	The Company has discussed in more details its current status in relation to its future goal under “The Future”.
•	The Company has added a discussion of requirements for obtaining Good Manufacturing Practice Certification under “Regulation”.

The Company has discussed more fully the risk factor “If the Company does not obtain financing when needed, its business will fail” under Item 1A-Risk Factors.

The Company has made amendments or disclosure with regard to the following parts of Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations:

•	The Company has included a flowchart to illustrate its manufacturing process.
•	The Company has added disclosure of its critical accounting estimates.
•	The Company has explained in detail the reasons for its growth in sales volume and increase in inventory turnover.
•	The Company has provided a breakdown of sales by product line and sales volume for the fiscal years 2008 and 2009.

•	The Company has included more disclosure in its “2010 Outlook.”
•	The Company has provided explanations on of the factors that allowed the Company to minimize account receivable levels relation to revenue and cost of goods sold, respectively.

The Company has also added “Code of Ethics” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” under Item 10-Directors, Executive Officers and Corporate Governance.

The Company has revised the “Compensation Discussion and Analysis” section to include comparable peer companies under Item 11-Executive Compensation.

In addition, the Company has attached the following documents as Exhibits to this Amendment:

•	Certificates of Amendment dated May 11, 2005, November 12, 2008 and February 11, 2009;
•	English Translation of Land Use Agreement dated June 7, 2004, between Harbin Humankind Biology Technology Co. Limited and Harbin City, Daochu District, Songbei Township, Jinxin Village;
•	English Translation of Lease Agreement dated August 20, 2008 between Harbin HuadongPlaza Realty Management Co., Ltd. and Harbin Humankind Biology Technology Co. Limited;
•	English Translation of Cooperative Agreement dated September 17, 2008 between Harbin Humankind Biology Technology Co. Limited and the Commercial Bureau of Qing’an County;
•	English Translation of Land Purchase Agreement dated July 7, 2009 between Harbin Humankind Biology Technology Co. Limited and Harbin Songbei District Construction and Development Management Committee;
•	Technology Transfer Agreement dated October 12, 2007 between the Company and Beijing Jindelikang Bio-Technology Co., Ltd.;
•	Purchase Agreement dated March 13, 2009 between the Company and Mr. Wang Shukui;
•
Loan Agreements between the Company and Xin Sun dated June 27, 2008, August 21, 2008, October 9, 2008, October 27, 2008, November 1,2008, December 30, 2008, January 22, 2009, February 2, 2009, February 22, 2009, May 24, 2009 and June 17, 2009.

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

We are licensed to sell our products, including our medicine drugs only in the People’s Republic of China.

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

Pursuant to a Technology Transfer Agreement dated October 12, 2007, we purchased one other health product known as “Kindlink” brand propolis and black ant capsule made from propolis, black ant, acanthopanax, astragalus root from Beijing Jindelikang Bio-Technology Co.,Ltd (“Jindelikang”). The change of the ownership has been approved by the State Food and Drug Administration.  This product is consumed to boost one’s immunity. The certification number issued by the State Food and Drug Administration on August 20, 2004 for the license to manufacture the product is GuoShiJianZi G20040906. We have no continuing obligations under the Technology Transfer Agreement.

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

The major suppliers of raw materials for these products in FY 2009 and 2008 are:

	Name of Supplier	Products Supplied	Sales in 2009 (in dollars)	Sales in 2008 (in dollars)

1	Wang Shukui.	Frog Oil, Aweto, Abalone oil, Soybean isoflavone	2,698,463.53
2	Heilongjiang Medicine Company	Aweto	307,017.54	231,542.98
3	Zhao Degang	Bean Oil, Glycerin, Vitamin E, XOS, Gelatin	85259.47
4	Henan Purui Bee Co.,Ltd.	Propolis	2474.10	31,625.18
5	Green Agriculture Development Co. of Heilongjiang Land Reclamation	Soybean Oil	1900.32
6	Zhejiang Jinke Biology Chemical Co.	glucosamine hydrochloride		3,285.81
7	HebeiZhongtian Chinese Medicine Co.	Aweto		87,977.92
8	Harbin Lianqiang Business Development Co.	SeaCucumber		2,923.97

For the fiscal year 2009, Mr. Wang Shukui was our biggest supplier of raw materials. The Company typically signs monthly purchase orders with its suppliers and a sample of such purchase order with Mr. Wang is found in exhibit 10.8 hereto. All purchase orders with Mr. Wang in fiscal year 2009 are on similar terms. Delivery of goods is against payment. The cost of delivery is borne by the supplier. Parties have an opportunity to inspect the goods on delivery and the Company may raise any objection to the goods within 30 days of delivery. In the event of any dispute of quality, the inspection results of the municipal drug administration shall be the final determining factor. Neither party may modify or terminate the contract of sale unilaterally.

(iii)          Medical Drugs

Huimejia purchased  license of Harbin Dong Feng Medicine Company to manufacture 19 medical drugs on September 16, 2008. Huimeijia is now the registered owner of the license, approved by the Heilongjiang Food and Medicine Supervising Bureau.

A description of these 19 medical drugs is as follows:

Serial No	Product	Efficacy*
1	Stomach-Tonic Tablets	Invigorating stomach and relieving pain. Used in the treatment of pain from stomach distention, eructation with fetid odor and fecal disorders caused by gasterasthenia and dyspeptic retention.

2	Pediatric Compound Sulfamethoxazole Tablets (0.125g)
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

*Tested for efficacy by the National Food and Medicine Supervising Bureau.

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

The organic health food we order from the Commercial Bureau and sell under the brand names of the affiliated companies of the Commercial Bureau includes:

•	AuriculariaAuricula Extracts,
•	Polysaccharide Of Group Mushroom,
•	Grape Seed,
•	MomordicaCharantia Extracts,

•	Pumpkin Polysaccharide,
•	Carotene,
•	Wheat Germ Oil,
•	Seabuckthorn Oil,
•	Health Gruel Series: Red Date Gruel, Agaric Gruel, Eight-Treasure Gruel, Medlar Gruel, Walnut Gruel, Chinese Yam Rhizome Gruel, Longan Gruel, Gingko Gruel, Lipid-Lowering Gruel,
•
Health Tea Series: Fire Clearing Tea, Antihypertensive Tea, Glucose-Lowering Tea, Lipid-Lowering Tea, Detumescence Tea, Throat Smoothing Tea, Skin Nourishing Tea,Heat-Relieving Tea, Pharyngitis Tea, Precious Eight-Treasure Tea, IT Tea,

•	Cold-Region Grains: Green And Harmless Series, Barley, Buckwheat, Maize Debris, Kidney Bean, Adzuki Bean, Mung Bean, Sorghum Rice, Semen Coicis, Rice, Soy, Glutinous Rice, Milet, Oat,
•	Northeast Precious Mountain Product Series: Black Fungus, White Fungus, ArimillariaMellea, Shiitake Fungus, HericiumErinaceus,
•	Miscellaneous Mushrooms,
•	PteridiumAquilinum, Swertia,
•	Dry Products Of Vegetables, Nuts, Filbert, Pine Nut, Cathay Hickory, Walnut, Peanut, Fig, Pistachio,
•	Dry Products of Fruits.

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

Our Customers

For the fiscal year ended June 30, 2009, we had sales revenue of $10,967,828.

Our top ten customers (of which none contributed to more than 5% of our total sales) are:

	Name of Customer	Products Sold	Sales in 2009 (in dollars)	% of Sales in 2009

1	Li Shuqin	GanodermaLucidum and Aweto Soft Capsules	39,484.18	0.36%
2	Wang Xinmei	GanodermaLucidum and Aweto Soft Capsules	31,806.70	0.29%
3	JiQinglan	GanodermaLucidum and Aweto Soft Capsules	31,806.70	0.29%
4	Heilongjiang Jicheng Medicine Co.	Chaobao Soft Capsule	18,645.31	0.17%
5	Changchun Yihe Medical Technology Co.	calcium tablet	18,645.31	0.17%
6	Gong Shuqin	GanodermaLucidum and Aweto Soft Capsules	18,645.31	0.17%
7	Chen Yufu	GanodermaLucidum and Aweto Soft Capsules	16,451.74	0.15%
8	Zhao Meirong	GanodermaLucidum and Aweto Soft Capsules	15,354.96	0.14%
9	Qingdao Shiyitang Bio-technology Co.,Ltd.	GanodermaLucidum and Aweto Soft Capsules	13,161.39	0.12%
10	Feng Tao	Abalone, GanodermaLucidum and Aweto Soft Capsules	13,161.39	0.12%
11	Other customers		10,750,665.01	98%
	TOTAL		10,967,828	100.00%

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

The Future

Within next 10 years, our goal is to:

1.   Increase product coverage in target markets; achieve 20%-30% coverage

Our target market is the health industry market. Presently, we believe that our product coverage is approximately 0.2%.We plan to open distribution stores in different provinces of China to expand our coverage. We also plan to sell our products through B2C websites to our customers.

2.   Enter into the medicine, health product, health industry top 500 companies in China

Currently, we are not ranked in the top 500 medicine, health product and health industry companies in the People’s Republic of China. We believe that if our projected increase in revenue is achieved, we will achieve our goal of becoming one of the top 500 medicine, health product, health industry companies in China.

3.   Form a diversified management group

Currently, our management group comprises people graduated from the most prestigious universities in China, such as Fudan University. We plan to further diversify management group by hiring talent both in the People’s Republic of China and abroad.

4.   Create an internationally famous brand

Currently, our products are sold under the brand names Qunle and Kindlink in China. Our goal is eventually to expand our sales abroad to countries such as the United States of America, Russia, and Eastern Europe and South-east Asian countries.

5.   Enter into the international market

Currently, we sell our products only in the People’s Republic of China. We plan to sell our products to Russia, East Europe, and South-east Asia in the future.

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

Pursuant to a Technology Transfer Agreement dated October 12, 2007 (“Kindlink Technology Transfer Agreement”), we purchased for a total of RMB350,000 the technology, manufacturing, and trademark rights to the health product known as “Kindlink” brand propolis and black ant capsule made from propolis, black ant, acanthopanax, astragalus root from Jindelikang. The change of the ownership has been approved by the State Food and Drug Administration. This product is consumed to boost one’s immunity. The certification number issued by the State Food and Drug Administration on August 20, 2004 to permit the manufacture of the product is GuoShiJianZi G20040906.We have no continuing obligations under the Kindlink Technology Transfer Agreement.

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

In the People’s Republic of China, a Good Manufacturing Practice Certification (“GMP Certification”) is required for companies that produce medical drugs and health supplements.  It is also required to market our medical drugs and health supplements. According to the Administrative Rules of Drug Manufacturing and Certification issued by the State Food and Drug Administration of China on September 7, 2005, the State Food and Drug Administration is responsible for the review and issuance of GMP Certification. To obtain a GMP Certification, a company shall submit its application; the State Food and Drug Administration will then conduct a technical review of the application materials; if such company passes the technical review, the State Food and Drug Administration will inspect the manufacturing site t. The State Food and Drug Administration also conducts follow-up inspections on the manufacturing site. After the issuance of the GMP Certification, the State Food and Drug Administration may inspect the manufacturing site from time to time. The GMP Certifications of our wholly owned subsidiaries, Harbin Humankind Biology Technology Co., Limited and Harbin Huimeijia Medicine Company, are valid through February 14, 2011 and July 22, 2014, respectively. Once GMP certification is obtained, we would be able to manufacture and market our products without further governmental approval.

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

As of June 30, 2009, we had cash and cash equivalents on hand in the amount of $7,394,270 (audited). We predict that we will need approximately $14 million to implement our business plan and meet our capital expenditure needs over the next three years. On August 24, 2009 we entered into a transaction to acquire Heilongjiang Tiefeng Rice Company for approximately $15 million in cash, $730,482 of which was paid as a deposit on July 23, 2009 and $7.3 million of which was paid on August 19, 2009. We have not paid the remainder of this purchase price but will have to do so when the share transfer of Heilongjiang Tiefeng Rice Company to us has been approved by the governmental authorities. If we do not raise additional funds or renegotiate payments terms by then, the obligation to pay this remainder purchase consideration will put a severe strain on our operating cash flow and as a result our business may fail. We currently do not have any arrangements for additional financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for our products, production costs, availability of credit, prevailing interest rates and the market prices for our common stock.

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

Recent PRC State Administration of Foreign Exchange (“SAFE”) Regulations regarding offshore financing activities by PRC residents have undergone a number of changes that may increase the administrative burden the Company faces. The failure by the Company’s stockholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent theCompany from being able to distribute profits and could expose the Company and its PRC resident stockholders to liability under PRC law.

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

The issuance of shares of common stock in the share exchange was exempt from registration in reliance upon Regulation S and Section 4(2) of the Securities Act of 1933, as amended. Xin Sun is a non-U.S. person, as defined in Rule 902(k) of Regulation S, In addition, our shares were issued to Xin Sun without registration under Section 5 of the Securities Act in reliance on the exemption from registration contained in Section 4(2) of the Securities Act. Specifically, (1) we had determined that the he was knowledgeable and experienced in finance and business matters and thus he was able to evaluate the risks and merits of acquiring our securities; (2) he has advised us that he was able to bear the economic risk of purchasing our common stock; (3) we had provided him with access to the type of information normally provided in a prospectus; and (4) we did not use any form of public solicitation or general advertising in connection with the issuance of the shares.

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

Below is a diagrammatic representation of our manufacturing process:

Solid raw materials are sent to us for grinding and extraction. Once the raw materials have been extracted, they are pelleted or filled into capsules, tablets or whatever form the product takes. They are sent for inner packing and outer packaging and the finished products are then warehoused for onward sales and deliveries.

Our revenue increased from $765,599 for fiscal year ended 2008 to $10,967,828 for fiscal year ended 2009, an increase of approximately 1,336%.

Our inventory turnover increased from 5.4 times in 2008 to 32.37 times in 2009. This is primarily due to our large sales increase in 2009 compared to the year before, We sought to maintain our inventory at a low level and were successful in preventing over inventory of goods by anticipating demand ahead of time and manufacturing only according to demand.

The sales growth is attributable to the change of the way in which we market our products. In 2009, we started to market our products at conferences. Our objectives were to focus less on price-competitive items and more on non-price competitive, higher profit margin items such as products with distinctive traits and functions to enhance immunity. An illustration of the change in the mix of products sold in fiscal year 2008 compared to 2009 as a result of this change in marketing philosophy is set forth below.

Currently this conference marketing sales method is very popular in China. Many companies realize high revenue through conference marketing, such as, Harbin Pharmaceutical Group Jin Wan Xia Company, Nanjing Zhong Mai, Dalian Zhen Ao and Beijing Xi Yang Mei.

At the conferences, we offer free DNA profiling tests to the attendees and based on their profile and disposition to certain types of diseases or ailments, we then market our products to them. Additionally we provide nutritional education from reputable doctors to our guests. Our sales started to increase significantly since March 2009. Below is summary of our sales by product line and volume for the year 2008 and 2009.

Year	Product Name	Quantity of Sales	Gross Sales ($)

2008	Liquid Calcium Capsule	190,980 capsules	1,438
	Selenium Propolis Capsule	459,281 capsules	11,164
	Propolis Capsule	236 capsules	15
	Frog Oil Soft Capsule	9,824 capsules	383
	Abalone, Sea cucumber and Frog oil soft capsule	1,777 boxes	357,354
	Ganodermalucidum and Aweto Soft Capsules	1,766 boxes	355,038
	OEM		38,207
2009	Abalone, Sea cucumber and Frog oil soft capsule	7,940 boxes	1,704,462
	Ganodermalucidum and Aweto Soft Capsules	6,101 boxes	1,681,922
	Chao Bao Capsule	1,500 boxes	28,082
	Jianwei Calcium Tablet	1,030,360 tablets	22,448
	Propolis and Black Ant Capsule	23,796 boxes	2,191,789
	Waterlilies Soft Capsule(Sailuozhi)	13,546 boxes	3,144,578
	Colon Cleanser Capsule	30,090 boxes	2,133,088
	OEM		61,460

This growth in sales is also attributable to volume and our efforts to continue to develop our distribution channels by hiring additional sales agents to assure that our products and their associated benefits are seen by those making or influencing the purchasing decisions.

Our cost of sales increased $4,299,157, or 744% in the year ended June 30, 2009 compared to 2008. The costs increased as a result of the increased sales. As percentage of costs of sold, the percentage decreased from 76% in fiscal year 2008 to 45% in fiscal year 2009 due to an increase in production capacity without a significant increase of other overheads.

Labor cost for our 17 workers in manufacturing and 50 independent workers in packing is reflected in manufacturing overhead.  It is carried over to production cost and at the end, to costs of goods sold according to sales quantity.

The revenue of fiscal year 2008 is $765,599 and the cost of goods sold as a percentage of revenue is 76%, of which raw material accounts for 63.03%, package accounts for 8.97% and overhead accounts for 4%. The revenue of fiscal year 2009 is $10,967,828 and the cost of goods sold as a percentage of revenue is 45%, of which raw material accounts for 31.56%, package accounts for 9.87% and overhead accounts for 3.57%.

The percentage of raw materials cost to revenues decreased from 63% in 2008 to 31% in 2009 due to the following:

a.
Large increased ion sales volume in 2009 resulted in largely increased raw materials consumption and purchases. The raw materials suppliers gave us a favorable discount due to large raw materials purchases. Accordingly, the purchase price for raw materials was lower.

b.	The costs of raw materials for Propolis and Black Ant Capsule and Colon Cleanser Capsule were lower in 2009.
c.	The bad macroeconomics performance in the PRC pushed down the wholesale price levels of raw materials generally, which allowed us to obtain them at lower cost than before.

Manufacturing overhead consists of

a.	Depreciation during the production process;
b.	Labor consumed during the production;
c.	Water charge and electric charge consumed in the production;
d.	Low value consumables and components and parts consumed in production;
e.	Other consumptions in production

Comprehensive Income. Comprehensive income for the year ended June 30, 2009 was $15,297, a decrease of $219,728 compared to comprehensive income for the year ended June 30, 2008 of $235,025 as results of the currency translation adjustment.

Accounts Receivable
Our accounts receivable is $21,510 as of June 30, 2009. Most of our products were sold to end customers directly and customers made the payment upon receipt of our products. We do not have accounts receivable from end consumer sales. Therefore we only incurred a small amount of accounts receivable level from our OEM contract with one of our big pharmaceutical company clients.

Inventory
The value of our inventory is $150,652 as of June 30, 2009. We conduct production based on sales plan and have high production efficiency and high production capacity. We also maintain good relationships with local suppliers. The suppliers deliver the goods by batches within 2 days after receiving the order. We make the payments after receiving all goods. As a result, the inventories maintain a low level.

We balance the need to maintain adequate inventory levels to ensure customer delivery requirements are met with the risk of excess or obsolete inventory due to changing market demands. We regularly review inventory quantities on hand and record an estimated for excess and obsolete inventory based on our estimated forecast for product demand and production requirements.

The inventories as of June 30, 2009 included the products of Jianwei Calcium Tablet and Selenium Propolis Capsule, both of which are manufactured by the Company.

Sales by Product Line

A break-down of our sales by major product line for each of the years ended June 30, 2009 and 2008 is as follows:

	For the Year Ended June 30
	2009			2008
Product Category*	Quantity (Unit)	Sales USD	% of Sales	Quantity (Unit)	Sales USD	% of Sales
Frog Oil Soft Capsule				32	382	0.05%
Propolis Capsule				10	0	0%
Liquid Calcium Capsule				3,380	1,415	0.19%
Selenium Propolis Capsule				101,040	11,149	1.46%
Abalone, Sea cucumber and Frog oil soft capsule	7,940	1,704,462	15.54%	1,747	$355,074	46.50%
Ganodermalucidum and Aweto Soft Capsules	7,835	1,681,922	15.34%	1,736	357,364	46.80%
Chao Bao Capsule	1,500	28,082	0.26%	0	0	0%
Jianwei Calcium Tablet	36,320	22,448	0.2%	0	0	0%
Propolis and Black Ant Capsule	23,796	2,191,789	19.98%	0	0	0%
Waterlilies Soft Capsule(Sailuozhi)	13,546	3,144,578	28.67%	0	0	0%
Colon Cleanser Capsule	30,090	2,133,088	19.45%	0	38,180	5%
OEM Sales		61,460	0.56%
Total		10,967,828	100%		$763,599	100%

*All of the products are manufactured by the Company and none of them have been provided by the Commercial Bureau or other suppliers so far.

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

2010 Outlook

The revenue in the first quarter of fiscal ended September 30, 2009 was $10,246,606, which is 93.42% of the entire sales revenue of prior year. This was due to our successful marketing strategy to target at niche clients at directly marketed conference sales.

In the first quarter of fiscal year 2010, we sold 5,496 boxes combined package of Abalone, Sea cucumber and Frog oil soft capsule, which was 69% of the total sales for the same product in fiscal year 2009. We also sold 4,244 boxes of Ganodermalucidum and Aweto Soft Capsules in the first quarter of of fiscal 2010, which was 54% of the sales of the same product for the entire fiscal year before; 28,982 boxes of Propolis and Black Ant Capsule, which was more than 120% of the sales of the same product for the entire fiscal year before; 13,885 boxes of Waterlilies Soft Capsule(Sailuozhi), which was 103% of the sales of the same product for the entire fiscal year before; 31,589 boxes of Colon Cleanser Capsule, which was 105% the sales of the same product for the entire fiscal year before . In the first quarter of the fiscal year 2010, the revenue from OEM sales was $13,063, which was already 21% of the total revenue from OEM sales in fiscal year 2009.

Based on the foregoing robust sales, we anticipate our total revenues in 2010 versus 2009 to increase by 101% or approximately $11.04 million with growth in all categories of our product sales. Our gross profit margin in 2010 is expected to be approximately 55.45% due to inflation of raw material prices. Operating expenses will increase due to higher R&D investment as well as expansion of distribution channels. We estimate our overall 2009 net profit margins to be approximately 22.64%. However, there is no assurance that these predictions will be reached.

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

Critical Accounting Estimates

(1) Revenue Recognition

Our revenue comprises the fair value of the consideration received or receivable for the sale of goods and services net of value-added tax and other sales taxes, discounts, and after eliminating sales within the Group.

Our principal sources of revenue are from sales of our products through our direct sales professionals. These sales occur either through a purchase order submitted by the customer or through our direct marketing sales. We recognize revenue when products are delivered to end customers directly or services are performed in accordance with terms of the agreement, title and risk of loss have been transferred and pricing is fixed or determinable. The majority of our revenues have been derived from sales of our products directly to end consumers historically. We sell our products to OEMs as well, which is only very small portion of our overall sales.

Most of our products are sold to end customers directly and customers made the payment promptly. There is no cash discount and return allowance. We accept product exchange but we do not accept product return.

Our end customers generally have the right to exchange products purchased from us, although we have no policy for return of products. At each period end, we determine the extent to which our revenues need to be reduced to account for exchange of products. Based on our historical experience with our customers, product exchange rarely happens. We have reserve against revenue recognized for product exchange. The consumer credit system has not been well established and recognized by sellers in China. Except for our OEM sales, our end customers pay us instantaneously when they receive orders. We have small amount of accounts receivable from one of our OEM customers as of the year ended June 30, 2009.

A majority of our revenue is from product sales made by our direct sales professionals; a small portion of our revenue is from our OEM contracts. We have not established distribution channels through distributors. Our criterion for revenue recognition is complete when our product is delivered to customers. These sales occur either through a purchase order submitted by the customer or through our sales professionals. For purchase orders, we delivered products to and invoices to the end customer directly. Our end customers have the right to exchange product purchased from us within 10 days from the date of product delivery if there is a quality or packaging problem. We do not have any product return policy. At each of period end, our management determines the extent to which our revenues need to be reduced to account for product exchanges. The product exchanges were immaterial during the fiscal year 2008 and 2009.  We do not offer credit term to end customers because the credit system is not popular and mature in China and consumers are accustomed to paying cash for their purchasing. Our end customers through direct marketing sale or sales professionals pay us upon receipt of their order. We did not have accounts receivable from our directly conference marketing sales. We have a small amount of accounts receivable at current period end which was derived from OEM contract sales. We did not have allowance reducing sales for the year ended June 30, 2009 because the receivable was a small amount within 3 months from our reputable pharmaceutical company client.

If after we have recognized revenue, collectability of an account receivable becomes doubtful, we will establish an allowance for doubtful accounts with respect to the previously recognized revenue that remains uncollected.

The estimated shelf life of product is 18 months.

Our management uses estimates of future demand and sales prices for each product to determine appropriate inventory reserve and to make corresponding reductions in inventory values to reflect the lower of cost or market value. In the event of a sudden significant decrease in demand for any particular product, or a higher incidence of inventory obsolescence, we would increase our inventory reserve.

We expect to introduce two new products, Ruddy Granule and Blood Cleanser Soft Capsule.

(2) Inventory

We value our inventory based on our cost. Our inventories include various raw materials, semi-finished products, finished products, package, low-value consumption goods etc. Inventories are stated at the cost using the weighted average method. Inventory cost includes purchase cost, processing cost and other cost. Purchase cost include purchase price, related tax, transportation fee, handling cost, insurance fee and other related fees. We adjust the value of our inventory to the extent our management determines that our cost cannot be recovered due to obsolescence or other factors. Our management uses estimates of future demand and sales prices for each product to determine appropriate inventory reserves.

Amortization of low-value consumption goods and package is based on the direct write-off method. The Company conducts physical inventory count at the end of each quarter.

(3) Accounts receivable

We have very small amounts of accounts receivable incurred in the current reporting period. Our accounts receivable derives from sales to OEMs. The majority of our sales is to end customers who directly who pay us instantaneously when they receive orders. The credit sale system has not been well established in China. Our sale agreements with our customers provide that risk of loss passes to the customer upon delivery and that we accept product exchanges but we do not have a policy for product returns. Accordingly, we will recognize accounts receivable on a product sale if management determines that the product has been delivered or the sale is collectible, and an Allowance for Doubtful Accounts measures receivable recorded but not expected to be collected and estimates the value of those receivables believed to be uncollectible as matching principle. Accounts receivable will be recorded at the invoiced amount. We use aging analysis method quarterly on accounts receivable.

(4) Allowance for Doubtful Accounts

An allowance for doubtful accounts will be established and determined based on aging of receivables, payment history, the customer’s current credit worthiness, and the economic environment.

(5) Cost

Matching Principle-Costs have to be matched with revenues as long as it is reasonable to do so. Cost of production is calculated based on actual situation by products and be matched with revenues as long as it is reasonable to do so. Expenses are recognized not when the product is produced, but when the work or the product actually makes its contribution to revenue. Only if no connection with revenue can be established, cost may be charged as expenses to the expenses to the current period (e.g. office salaries and other administrative expenses). This principle allows greater evaluation of actual profitability and performance.

Cost of production is calculated based on actual situation by products. We calculate the cost of production at the end of each month. If there is any work in progress, the cost of production is allocated between finished products and work in progress. Below is a detailed step-by-step description of our cost of production calculation:

a.	Determine end-of-period quantity and amount of finished-goods, semi-finished products, raw materials, packing materials etc.
b.
Based on sales plan, the Company purchases raw materials and packing materials by batches and calculate stock-in andstock-out quantity and amount respectively. Summary calculation will be made based on actual quantity of consumption atthe end of each month.

c.
Collect manufacturing overhead of each month, including depreciation, labor, water charge, electric charge, theconsumptions of low value consumables. Distribute manufacturing overhead based on volume of production and makeexpense distribution sheet.

d.
Apportion raw materials, packing materials and manufacturing overhead of each products in each month to finished-goodsand semi-finished products. Carry over Cost of Goods Sold according to sales quantity.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations and Comprehensive Income	F-5

Consolidated Statements of Stockholders’ Equity	F-7

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-8 - F-20

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

The provision for income taxes consisted of the following:

	June 30
	2009	2008
Provision for PRC income tax - current taxes	$1,483,486	$28,663
Provision for PRC income tax - deferred taxes	-	-
Total provision for income taxes	$1,483,486	$28,663

The following table reconciles the PRC statutory rates to China Health’s effective tax rate:

	June 30
	2009	2008

Pretax Income( loss )	$4,307,940	$(4,050)
Statutory tax rate	25%	25%
Benefits for PRC enterprise income tax at statutory rate	0	(1,012)
Expenses not deductible for taxes – temporary difference	278,867
Expenses not deductible for taxes – permanent difference	112,218	9,722
Increase in valuation allowance related to deferred tax assets	15,416	19,953
Total provision for income taxes	1,483,486	28,663

Deferred tax assets (liabilities) as of June 30, 2009 and 2008 are composed of the following:

	June 30
	2009	2008
PRC
Noncurrent deferred tax assets :
Amortization of land use right and other intangible assets	$15,416	$19,953
Valuation allowance	(15,416)	(19,953)
	$-	$-

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

Code of Ethics

We have not adopted a code of ethics to apply to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. We expect to prepare a Code of Ethics in the near future.

Compliance with Section 16(a) of the Securities Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended June 30, 2009, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis except Mr. Sun Xin was late for the filing of one Form 4.

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

Compensation Discussion and Analysis

We strive to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations, including Harbin DaZhong Pharmaceutical Co., Ltd.,HarbinShenXinJianKang Co., Ltd. and Tsinghua Unisplendour Corporation Limited. We use this information to calculate the average salary of executive officers with similar roles and responsibilities. We then adjust the average salary by comparing the profitability of our peer companies.

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

	Audit Fees	Related Fee	Tax Fees	All Other Fees
2009	$113,700
2008	$40,000

All of the services rendered to us by our independent registered public accountants were pre-approved by our Board of Directors.

PART V

Item 15.         Exhibits, Financial Statement Schedules

Exhibit No.	Description

3.1	Articles of Incorporation.*

3.2	By-laws.*

3.3	Certificate of Amendment dated May 11, 2005.

3.4	Certificate of Amendment dated November 12, 2008.

3.5	Certificate of Amendment dated February 11, 2009.

4.1	Securities Purchase Agreement dated September 10, 2007 between the Company, Thomas Bontems and Sun Xin. **

10.1	Asset Purchase and Sale Agreement dated September 10, 2007 between the Company and Universal Fog Systems, Inc.**

10.2	Share Exchange Agreement dated October 15, 2007 between the Company, Thomas Bontem, Sun Xin, China Health Industries Holdings Limited and Harbin Humankind Biology Technology Co. Limited.***

10.3	English Translation of Land Use Agreement dated June 7, 2004, between Harbin Humankind Biology Technology Co. Limited and Harbin City, Daochu District, Songbei Township, Jinxin Village.

10.4	English Translation of Lease Agreement dated August 20, 2008 between Harbin Huadong Plaza Realty Management Co., Ltd. and Harbin Humankind Biology Technology Co. Limited.

10.5	English Translation of Cooperative Agreement dated September 17, 2008 between Harbin Humankind Biology Technology Co. Limited and the Commercial Bureau of Qing’an County.

10.6	English Translation of Land Purchase Agreement dated July 7, 2009 between Harbin Humankind Biology Technology Co. Limited and Harbin Songbei District Construction and Development Management Committee.

10.7	Technology Transfer Agreement dated October 12, 2007 between the Company and Beijing Jindelikang Bio-Technology Co., Ltd.

10.8	Purchase Order dated March 13, 2009 between the Company and Mr. Wang Shukui.

10.9	Loan Agreements between the Company and Xin Sun dated June 27, 2008.

10.10	Loan Agreements between the Company and Xin Sun dated August 21, 2008.

10.11	Loan Agreements between the Company and Xin Sun dated October 9, 2008.

10.12	Loan Agreements between the Company and Xin Sun dated October 27, 2008.

10.13	Loan Agreements between the Company and Xin Sun dated November 1, 2008.

10.14	Loan Agreements between the Company and Xin Sun dated December 30, 2008.

10.15	Loan Agreements between the Company and Xin Sun dated January 22, 2009.

10.16	Loan Agreements between the Company and Xin Sun dated February 2, 2009.

10.17	Loan Agreements between the Company and Xin Sun dated February 28, 2009.

10.18	Loan Agreements between the Company and Xin Sun dated May 24, 2009.

10.19	Loan Agreements between the Company and Xin Sun dated June 17, 2009.

16.1	Letter from Turner, Stone & Company, L.L.P. to the Securities and Exchange Commission dated April 2, 2008*****

21.1	List of Subsidiaries.****

*	Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed with the SEC on December 1, 2004.

**	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on February 20, 2008.

***	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2007.

****	Incorporated by reference to the Company’s Current Report on Form 8-K and Form 8-K/A filed with the SEC on January 7, 2009.

*****	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

/s/ Xin Sun
By: Xin Sun
Title: Chief Executive Officer
Date: November 11, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Xin Sun
By: Xin Sun
Title: Chief Executive Officer, Chief Financial Officer and sole director
Date: November 11, 2010