Form 10-K/A
period 2010-06-30
China Health Industries Holdings, Inc.
filed 2010-12-09
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

(Mark One)

Amendment No. 2 to

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

Registrant’s telephone number, including area code: 011-86-451-51719407

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

We are filing this Amendment No. 2 to Annual Report on Form 10-K/A to amend certain disclosures in our Annual Report on Form 10-K for the year ended June 30, 2010, as originally filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2010(our “Report”).  The principal changes to our Report in this amendment are as follows:

We have made amendments or disclosure with regard to the following parts of Item 1-Business.

•	We have added disclosure regarding where our products are licensed to sell.

•	We have added disclosure regarding our continuing obligation under the Technology Transfer Agreement dated October 12, 2007.

•	We have revised the caption “Efficacy” of our products.

•	We have included a description of the material terms of the Purchase Agreement between the Company and Wang Shukui, who was the Company’s largest raw material supplier for the fiscal year 2010.

•	We have revised our disclosure under the section “Distribution.”

•	We have discussed in more details our current status in relation to our future goal under “The Future”.

•	We have added a discussion of requirements for obtaining Good Manufacturing Practice Certification under “Regulation.”

We have made amendments or disclosure with regard to the following parts of Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations:

•	We have included a flowchart to illustrate our manufacturing process.

•	We have added disclosure regarding our production capacity.

•	We have included the factors that have allowed us to maintain a low level of labor cost.

•	We have explained the reasons for the increase in our inventory turnover.

•	We have added disclosure regarding our account receivable and inventory.

•	We have revised the section—“CRITICAL ACCOUNTING ESTMITES” to include more disclosure regarding revenue recognition, inventory, account receivable, allowance for doubtful accounts and costs.

We have revised the “Compensation Discussion and Analysis” section to include comparable peer companies under Item 11-Executive Compensation.

In addition, we haveincluded the following documents as exhibits to this Amendment:

1.	Share Transfer Agreement dated August 18, 2009 by and among Harbin Humankind Biology Technology Co. Limited and all shareholders of Heilongjiang Tiefeng Rice Company Limited.;
2.	Certificates of Amendment dated May 11, 2005, November 12, 2008 and February 11, 2009;
3.	English Translation of Land Use Agreement dated June 7, 2004, between Harbin Humankind Biology Technology Co. Limited and Harbin City, Daochu District, Songbei Township, Jinxin Village;
4.	English Translation of Lease Agreement dated August 20, 2008 between Harbin HuadongPlaza Realty Management Co., Ltd. and Harbin Humankind Biology Technology Co. Limited;
5.	English Translation of Cooperative Agreement dated September 17, 2008 between Harbin Humankind Biology Technology Co. Limited and the Commercial Bureau of Qing’an County;
6.	English Translation of Land Purchase Agreement dated July 7, 2009 between Harbin Humankind Biology Technology Co. Limited and Harbin Songbei District Construction and Development Management Committee;
7.	Technology Transfer Agreement dated October 12, 2007 between the Company and Beijing Jindelikang Bio-Technology Co., Ltd.;
8.	Purchase Agreement dated March 13, 2009 between the Company and Mr. Wang Shukui;
9.
Loan Agreements between the Company and Xin Sun dated June 27, 2008, August 21, 2008, October 9, 2008, October 27, 2008, November 1,2008, December 30, 2008, January 22, 2009, February 2, 2009, February 22, 2009, May 24, 2009 and June 17, 2009.

Item 2 through Item 9 in the above are incorporated by reference to the Company’s Annual Report on Form 10/A filed with the SEC on November 16, 2010.

All other information contained in the Report remains unchanged.

This Amendment No. 2 to the Report continues to speak as of the date of the Report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 2 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report.  The filing of this Amendment No. 2 to the Report is not a representation that any statements contained in items of the Report other than that information being amended are true or complete as of any date subsequent to the date of the Report.

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

Pursuant to a Technology Transfer Agreement dated October 12, 2007, we purchased one other health product known as “Kindlink” brand propolis and black ant capsule made from propolis, black ant, acanthopanax, astragalus root from Beijing Jindelikang Bio-Technology Co.,Ltd (“Jindelikang”). The change of the ownership has been approved by the State Food and Drug Administration.  This product is consumed to boost one’s immunity. The certification number issued by the State Food and Drug Administration on August 20, 2004 for the license to manufacture the product is GuoShiJianZi G20040906.We have no continuing obligations under the Technology Transfer Agreement.

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

For the fiscal year 2010, Mr. Wang Shukui was our biggest supplier of raw materials. The Company typically signs monthly purchase orders with its suppliers and a sample of such purchase order with Mr. Wang is found in exhibit 10.8 hereto. All purchase orders with Mr. Wang in fiscal year 2010 are on similar terms. Delivery of goods is against payment. The cost of delivery is borne by the supplier. Parties have an opportunity to inspect the goods on delivery and the Company may raise any objection to the goods within 30 days of delivery. In the event of any dispute of quality, the inspection results of the municipal drug administration shall be the final determining factor. Neither party may modify or terminate the contract of sale unilaterally.

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

6	Paracetamol Tablets	Used for fever caused by common cold or epidemic influenza and also for relieving light and moderate pain such as headache, arthralgia, migraines, tooth ache, courbature, neuralgia and menalgia.
7	Pediatric Paracetamol, Artificial Cow-bezoar and Chlorphenamine Maleate Tablets	Used to relieve fever, headache, aching pain in extremities, sneezing, rhinorrhea, nasal obstruction, pharyngodynia and other symptoms in children caused by common cold or epidemic influenza.

8	Compound TheophyllingHydrochloride Tablets	Used to treat bronchial asthma.

9	Powerful Loquat Syrup	Used for the treatment of coughing and reduction of sputum caused by bronchitis.

10	Purple Orange Cough Syrup	Relieving cough and eliminating sputum. Used to relieve coughing and excessive phlegm as well as expectoration.

11	Cough Syrup of Loquat Leaf	Used to clear lungs, relieve coughs and eliminate sputumand excessive phlegm.

12	Children's Cough Syrup	Eliminating phlegm and relieving cough. Used to relieve coughs caused by the common cold in children.

13	Pentoxyverine Citrate and Ammonium Chloride Syrup	Used for cough and expectoration.

14	Schisandra Syrup	Tonifying vital energy and invigorating the kidneys. Used in the treatment for neurastheria, dizziness and insomnia.

15	Ginseng Oral Liquid
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

3.   Form a diversified management group

Currently, our management group comprises people graduated from the most prestigious universities in China, such as Tsinghua University and Remin University of China. We plan to further diversify management group by hiring talent both in the People’s Republic of China and abroad.

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

Pursuant to a Technology Transfer Agreement dated October 12, 2007 (“Kindlink Technology Transfer Agreement”), we purchased for a total of RMB350,000 the technology, manufacturing, and trademark rights to the health product known as “Kindlink” brand propolis and black ant capsule made from propolis, black ant, acanthopanax, astragalus root from Jindelikang. The change of the ownership has been approved by the State Food and Drug Administration. This product is consumed to boost one’s immunity. The certification number issued by the State Food and Drug Administration on August 20, 2004 to permit the manufacture of the product is GuoShiJianZi G20040906. We have no continuing obligations under the Kindlink Technology Transfer Agreement.

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

Item 1A.        Risk Factors.

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below and other information contained in this Annual Report on Form 10-K/A before to deciding to invest in our common stock.

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

As of June 30, 2010, our production facilities had a capacity of producing 200,000,000 soft capsules, 200,000,000 hard capsules and 52, 400 kilograms of powder. For the fiscal year 2010, we sold 28,780,260 soft capsules, 91,319,380 hard capsules and 6,288.12 kilograms of powder, which accounted for approximately 14.39%, 45% and 12% of our annual production capacity, respectively. Since we have not fully utilized our production capacity, we do not plan to have any capital investment on our production facilities.

Total revenues increased by 293% for the year ended June 30, 2010 compared to the same period in 2009.  The $32,138,144 increase in revenue is attributable to strong performances from our sales distribution channels.

Our inventory turnover increased from 32.37 times in 2009 to 109.3 times in 2010. This is primarily due to our short production cycle which allows us to fulfill sales orders within three days. Therefore an inventory level of two to three days generally met our sales requirement. As our sales volume increases, our inventory turnover increases.

This growth in sales is attributable to volume and our efforts to continue to develop our distribution channels by hiring additional sales agents to assure that our products and their associated benefits are seen by those making or influencing the purchasing decisions.

Our cost of sales increased $15,283,134, or 313% in the year ended June 30, 2010 compared to 2009. The cost is in tandem with our increased sales.

Labor cost for our 15 workers in manufacturing and 39 independent workers in packing is reflected in manufacturing overhead.  It is carried over to production cost and at the end, to costs of goods sold according to sales quantity.Due to the inexpensive labor in China, the labor cost for our workers in manufacturing and packaging accounted for a very small portion of our cost of production. Currently we do not foresee any need to hire new workers, thus our labor cost will remain the same.

The revenue of fiscal year 2009 is $10,967,828 and the cost of goods sold as a percentage of revenue is 45%, of which raw material accounts for 31.56%, package accounts for 9.87% and overhead accounts for 3.57%. The revenue of fiscal year 2010 is $43,105,972 and the cost of goods sold as a percentage of revenue is 46.77%, of which raw material accounts for 37.01%, package accounts for 9.49% and overhead accounts for 0.27%.

The percentage of raw materials cost to revenues increasedfrom 31.56% in 2009 to 37.01% in 2010 due to the increase in price of materials.

Manufacturing overhead consists of

a.	Depreciation during the production process;
b.	Labor consumed during the production;
c.	Water charge and electric charge consumed in the production;
d.	Low value consumables and components and parts consumed in production;
e.	Other consumptions in production

Accounts Receivable

Our accounts receivable was $5,693 as of June 30, 2010. Most of our products were sold to end customers directly and customers made the payment upon receipt of our products. We do not have accounts receivable from end consumer sales. Therefore we only incurred a small amount of accounts receivable level from our OEM contract with one of our big pharmaceutical company clients.

Inventory

The value of our inventory was $184, 522 as of June 30, 2010. We conduct production based on sales plan and have high production efficiency and high production capacity. We also maintain good relationships with local suppliers. The suppliers deliver the goods by batches within 2 days after receiving the order. We make the payments after receiving all goods. As a result, the inventories maintain a low level.

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

Inventories

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

Our end customers generally have the right to exchange products purchased from us, although we have no policy for return of products. At each period end, we determine the extent to which our revenues need to be reduced to account for exchange of products. Based on our historical experience with our customers, product exchange rarely happens. We have reserve against revenue recognized for product exchange. The consumer credit system has not been well established and recognized by sellers in China. Except for our OEM sales, our end customers pay us instantaneously when they receive orders. We have small amount of accounts receivable as of the year ended June 30, 2010.

Cost

Matching Principle- Costs have to be matched with revenues and our costs always match with revenue.  Cost of production is calculated based on actual number of products manufactured and matched with revenues as long as it is reasonable to do so. There has been no change in our calculation of cost of production. There are no circumstances that cause variations in our calculation of cost of production. Expenses are recognized not when the product is produced, but when the work or the product actually makes its contribution to revenue. Only if no connection with revenue can be established, cost may be charged as expenses to the expenses to the current period (e.g.  office salaries and other administrative expenses).  This principle allows greater evaluation of actual profitability and performance.

Cost of production is calculated based on actual number of products manufactured. We calculate the cost of production at the end of each month. If there is any work in progress, the cost of production is allocated between finished products and work in progress. Below is a detailed step-by-step description of our cost of production calculation:

a.	Determine end-of-period quantity and amount of finished-goods,semi-finished products, raw materials, packing materials etc.
b.
Based on sales plan, the Company purchases raw materials and packing materials by batches and calculate stock-in and stock-out quantity and amount respectively. Summary calculation will be made based on actual quantity of consumption at the end of each month.

c.
Collect manufacturing overhead of each month, including depreciation, labor, water charge, electric charge, the consumptions of low value consumables. Distribute manufacturing overhead based on volume of production and make expense distribution sheet.

d.
Apportion raw materials, packing materials and manufacturing overhead of each products in each month to finished-goods andsemi-finished products. Carry over Cost of Goods Sold according to sales quantity.

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

Item 7A.Quantitative and Qualitative Disclosures about Market Risk.

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

Zhigang Ma, Chief Information Officer

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

Compensation Discussion and Analysis

We strive to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations, including Harbin DaZhong Pharmaceutical Co., Ltd.,Harbin ShenXinJianKang Co., Ltd., Tsinghua Unisplendour Corporation Limited and YeeCare Company. We use this information to calculate the average salary of executive officers with similar roles and responsibilities. We then adjust the average salary by comparing the profitability of our peer companies.

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

	Audit Fees	Related Fee	Tax Fees	All Other Fees
2010	$72,000
2009	$113,700

All of the services rendered to us by our independent registered public accountants were pre-approved by our Board of Directors.

PART V

Item 15.         Exhibits, Financial Statement Schedules

Exhibit No.	Description

3.1	Articles of Incorporation.*

3.2	By-laws.*
3.3	Certificate of Amendment dated May 11, 2005******
3.4	Certificate of Amendment dated November 12, 2008******
3.5	Certificate of Amendment dated February 11, 2009******

4.1	Securities Purchase Agreement dated September 10, 2007 between the Company, Thomas Bontems and Sun Xin. **

10.1	Asset Purchase and Sale Agreement dated September 10, 2007 between the Company and Universal Fog Systems, Inc.**

10.2	Share Exchange Agreement dated October 15, 2007 between the Company, Thomas Bontem, Sun Xin, China Health Industries Holdings Limited and Harbin Humankind Biology Technology Co. Limited.***

10.3	English Translation of Land Use Agreement dated June 7, 2004, between Harbin Humankind Biology Technology Co. Limited and Harbin City, Daochu District, Songbei Township, Jinxin Village.******

10.4	English Translation of Lease Agreement dated August 20, 2008 between Harbin Plaza Realty Management Co., Ltd. and Harbin Humankind Biology Technology Co. Limited.******

10.5	English Translation of Cooperative Agreement dated September 17, 2008 between Harbin Humankind Biology Technology Co. Limited and the Commercial Bureau of Qing’an County.******

10.6
English Translation of Land Purchase Agreement dated July 7, 2009 between Harbin Humankind Biology Technology Co. Limited and Harbin Songbei District Construction and Development Management Committee. ******

10.7	Technology Transfer Agreement dated October 12, 2007 between the Company and Beijing Jindelikang Bio-Technology Co., Ltd.******
10.8	Purchase Agreement dated March 13, 2009 between the Company and Mr. Wang Shukui******

10.9	Loan Agreements between the Company and Xin Sun dated June 27, 2008******

10.10	Loan Agreements between the Company and Xin Sun dated August 21, 2008******

10.11	Loan Agreements between the Company and Xin Sun dated October 9, 2008******

10.12	Loan Agreements between the Company and Xin Sun dated October 27, 2008******

10.13	Loan Agreements between the Company and Xin Sun dated November 1,2008******

10.14	Loan Agreements between the Company and Xin Sun dated December 30, 2008******

10.15	Loan Agreements between the Company and Xin Sun dated January 22, 2009******

10.16	Loan Agreements between the Company and Xin Sun dated February 2, 2009******

10.17	Loan Agreements between the Company and Xin Sun dated February 22, 2009******

10.18	Loan Agreements between the Company and Xin Sun dated May 24, 2009******

10.19	Loan Agreements between the Company and Xin Sun dated June 17, 2009******

10.20	Share Transfer Agreement dated August 18, 2009 by and among Harbin Humankind Biology Technology Co. Limited and all shareholders of Heilongjiang Tiefeng Rice Company Limited.

16.1	Letter from Turner, Stone & Company, L.L.P. to the Securities and Exchange Commission dated April 2, 2008*****

21.1	List of Subsidiaries.****

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed with the SEC on December 1, 2004.
**	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on February 20, 2008.

***	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2007.
****	Incorporated by reference to the Company’s Current Report on Form 8-K and Form 8-K/A filed with the SEC on January 7, 2009.

*****	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2008.
******	Incorporated by reference to the Company’s Annual Report on Form 10/A filed with the SEC on November 16, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTH INDUSTRIES HOLDINGS,
INC.

/s/ Xin Sun
By: Xin Sun
Title: Chief Executive Officer
Date: December 8, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Xin Sun
By: Xin Sun
Title: Chief Executive Officer, Chief Financial Officer and sole director
Date:December 8, 2010