Form 10-Q
period 2010-12-31
China Health Industries Holdings, Inc.
filed 2011-02-14
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number: 000-51060

CHINA HEALTH INDUSTRIES HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-0827216 (I.R.S. Employer Identification No.)

168 Binbei Street, Songbei District, Harbin City Heilongjiang Province, People’s Republic of China (Address of principal executive offices)	150000 (Zip Code)

86-451-51719407
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” ion Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of February 11, 2011, there were 62,239,737 shares of $0.0001 par value common stock issued and outstanding.

FORM 10-Q
CHINA HEALTH INDUSTRIES HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2010 (Unaudited)	June 30, 2010 (Audited)
ASSETS

Current assets
Cash and cash equivalents	$19,716,525	$13,344,531
Accounts receivable	5,862	5,693
Inventory	311,243	184,522
Notes receivable	3,024,895	2,992,893
Prepaid expenses	860,899	764,738
Deposit	3,182,502	3,084,335

Total current assets	27,101,926	20,376,712

Property and equipment – net	1,154,307	987,310
Intangible Assets – net	849,924	835,183
Construction-in-progress	-	163,323

Total assets	$29,106,157	$22,362,528

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$179,495	$228,629
Customer deposits	12,828	363
Related party debt	88,009	85,408
Wages payable	718,076	291,885
Self-insured reserve	222,782	216,343
Tax payable	3,597,140	3,629,951

Total current liabilities	4,818,330	4,452,579

Commitments and contingencies	820,233	968,484

STOCKHOLDERS’ EQUITY

Common stock ($0.0001 par value, 300,000,000 shares authorized, 62,239,737 and 62,234,737 issued and outstanding, respectively)	6,224	6,224
Additional paid-in capital	1,437,246	1,434,910
Accumulated other comprehensive income	564,898	589,618
Retained earnings	22,279,459	15,879,197

Total Stockholders' equity	24,287,827	17,909,949

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,106,157	$22,362,528

See accompanying notes to the consolidated financial statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

REVENUE	$13,363,093	$9,374,937	$24,980,486	$19,621,543
COST OF GOODS SOLD	6,708,036	4,035,362	12,693,331	8,521,728

Gross Profit	6,655,057	5,339,575	12,287,155	11,099,815

OPERATING EXPENSES
Selling, general & administrative expenses	1,227,027	1,999,220	2,488,419	2,515,545
Depreciation and amortization expenses	20,099	35,965	39,796	56,296
Research & development	34,115	-	771,543	-
Total operating expenses	1,281,241	2,035,185	3,299,758	2,571,841
Operating profit	5,373,816	3,304,390	8,987,397	8,527,974

OTHER INCOME (EXPENSES)
Interest expenses	(1,168)	(4,936)	(2,336)	(20,835)
Interest income	39,282	-	78,637	5
Other income	-	-	-	-
Total other income (expense)	38,113	(4,936)	76,300	(20,830)

INCOME (LOSS) BEFORE INCOME TAXES	5,411,930	3,299,454	9,063,698	8,507,144
Income taxes	1,548,022	831,363	2,663,436	2,149,396
Net income (loss)	$3,863,908	$2,468,091	$6,400,262	$6,357,748

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	$(23,552)	$642	$201,001	$185,097
Comprehensive income	$3,840,356	$2,468,733	$6,601,263	$6,542,845

Basic and diluted net loss per share	0.06	0.04	0.10	0.10
Weight average shares outstanding	62,239,737	62,234,737	62,239,737	62,234,737

See accompanying notes to the consolidated financial statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended December 31
	2010	2009
Cash flows from operating activities:

Net income (loss)	$6,400,262		$6,357,748

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities

Depreciation & amortization	39,797		56,296
Imputed interest	2,336		20,835

Changes in assets and liabilities -
(Increase) decrease in:

Accounts receivables and other receivables	(98,337)		15,841
Inventory	(126,721)		(47,572)
Prepaid expense	(96,161)		(29,013)
Accounts payable and other payables	363,150		564,380
Net cash provided by (used in) operating activities	6,484,326		6,938,515

Cash flows from investing activities:

Purchases/ (transfer) of fixed assets	(163,323)		(33,936)
Prepayment on acquisition			(8,044,229)
Prepayment on land use right			(3,071,253)
Notes receivable	(32,002)		-
construction-in-progress	163,323		(152,121)

Net cash provided by investing activities	(32,002)		(11,301,539)

Cash flows from financing activities:
Proceeds from related party debt	2,601		(604,250)
Net cash provided by financing activities	2,601		(604,250)

Effect of exchange rates on cash	(82,931)		185,097

Net increase (decrease) in cash and cash equivalents	6,371,992		(4,782,177)

Cash and cash equivalents, at beginning of year	13,344,531		7,394,270

Cash and cash equivalents, at end of year	$19,716,525		$2,612,093

Supplemental cash flow information
Cash paid for income tax	$2,408,152	$

Noncash investing and financing activities
Adjustment of fixed asset value for wrote off	$-	$
See accompanying notes to the consolidated financial statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common shares
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Stockholders' Equity

Balances, June 30, 2010	62,239,737	$6,224	$1,434,910	$15,879,197	$589,618	$17,909,949

Imputed interest on shareholder loan			2,336			2,336

Net income for the six months ended December 31, 2010				6,400,262		6,400,262

Other comprehensive income-Translation adjustment					(24,720)	(24,720)
Balances, December 31, 2010	62,239,737	$6,224	$1,437,246	$22,279,459	$564,898	$24,287,827

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

On October 14, 2008, Humankind set up a 99% owned subsidiary Harbin Huimeijia Medicine with its primary business being manufacturing and distributing medicine. Mr. Xin Sun, the Company’s majority owner, owns 1% of this subsidiary. The subsidiary is consolidated in the consolidated financial statements of the Company.

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

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at December 31, 2010 and 2009 due to the relatively short-term nature of these instruments.

Prepaid Expenses

Prepaid expenses principally include advances to raw material suppliers.

Inventory

Inventories are stated at the lower of cost or market using the weighted average method. China Health reviews its inventory on a regular basis for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. No reserve was made in the six months ended December 31, 2010 and 2009, respectively.

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

There were no impairments during the six months ended December 31, 2010 and 2009.

Land Use Right

All land belongs to the State in PRC. Enterprises and individuals can pay the State a fee to obtain a right to use a piece of land for commercial purpose or residential purpose for an initial period of 50 years or 70 years, respectively. The land use right can be sold, purchased, and exchanged in the market. The successor owner of the land use right will reduce the amount of time which has been consumed by the predecessor owner. On June 7, 2004, China Health enter into a Purchase Contract with the local government, pursuant to which China Health agreed to purchase the right to use a piece of land, approximately 8 acres, located in the Harbin County, Heilongjiang Province for commercial purpose over a fifty-year period from June 7, 2004 through June 6, 2054, for $637,261 (RMB 5,248,000), which China Health has fully paid to the seller on June 13, 2004. The Department of Housing and Urban Development (“HUD”) of Harbin City approved this transaction. China Health recorded the land use right at its purchase price. The cost of the land use right is amortized over its prospective beneficial period, using the straight-line method with no residual value. China Health’s production facilities and office are located in this piece of land. As of December 31, 2010, the land use right and improvement have net balance of $849,924.

Customer Deposits

Customer Deposit represents the money the Company has received from customers in advance for the purchase of goods. The Company considers customer deposits as a liability until the title of goods have been transferred at which point the balance will be credited to sales revenue.

Revenue Recognition

China Health recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exits and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations, with the exception of estimated returns and credit memos. The Company allows its customers to return product for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. As of December 31, 2010 and 2009, the Company had a reserve of $nil and $nil, respectively.

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

For the six months ended December 31, 2010, the Company incurred $771,543 in research and development costs. There was $nil research and development costs for the six months ended December 31, 2009.

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and marketing expenses in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Adverting Costs”. Advertising costs were immaterial for the six months ended December 31, 2010 and 2009, respectively.

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

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require China Health to accrue for these benefits based on certain percentages of the employees’ salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits. The total provisions for such employee benefits were $5,407 and $6,674 for the six months ended December 31, 2010 and 2009, respectively.

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

Note 3 – CASH AND CASH EQUIVALENTS

The company maintains cash and cash equivalents balance at several financial institutions. Only accounts at US financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of December 31, 2010, the Company’s uninsured bank balances totaled $19,712,216.

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

Note 5 – NOTES RECEIVABLE

Notes receivable consist of the following:

	December 31, 2010	June 30, 2010
Advances to employees	-	55,432
Notes receivable -Tiefeng	3,024,895	2,937,461
Total notes receivable	$3,024,895	$2,992,893

The advances to employees are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

On April 9, 2009, the Company’s wholly-owned subsidiary, Harbin Humankind Biology Technology Co., Limited (“Humankind”), entered into a letter of intent with the shareholders of Heilongjiang Tiefeng Rice Company Limited (“Tiefeng”) to purchase all the equity interest of Tiefeng (“the Share Transfer Agreement”). On July 23, 2009, the amount of $746,480 (RMB 5,000,000) were paid as retaining fees. The purchase agreement was signed on August 18, 2009; the amount of $7,312,507 (RMB 50,000,000) was prepaid to Tiefeng on August 19, 2009.

As of March 31, 2010, Tiefeng did not get the crucial certified documents from local government agencies. Based on the amended agreement, the deal is thus voided. Tiefeng paid back approximately $1.46 million (RMB 10,000,000) to the Company on March 31, 2010, the additional $1.46 million (RMB 10,000,000) was paid on April 30, 2010 as part of the deposit refund. Another $1.46 million (RMB 10,000,000) was paid on May 31, 2010. The balance of $2,985,921 (RMB 20,000,000) is converted as loans to Tiefeng with two years term starting from May 5, 2010. Interest is charged semi-yearly by using the current Chinese bank borrowing rate of 5.31%.  For the six months ended December 31, 2010, accrued interest income on the Tiefeng loan totals $78,637.

Note 6 - INVENTORIES

Inventories consist of following:

	December 31, 2010	June 30, 2010
Finished goods	$127,962	$74,478
Work-in-process	129,695	75,498
Raw materials	33,451	17,836
Supplies and packing materials	20,135	14,972
Total inventory	$311,243	$184,522

Note 7 - PREPAID EXPENSES

Prepaid expenses consist of the following:

	December 31, 2010	June 30, 2010
Advances on raw materials	854,873	764,738
Prepaid services	6,026
Total prepaid expenses	$860,899	$764,738

The Company periodically makes advances to certain vendors for purchases of raw materials, and records those advances as prepaid expense. Advances to vendors as of December 31, 2010 amounted to $860,899.  The majority balance in the amount of $756,224 (RMB 5,000,000) is converted from retaining fees paid to Tiefeng on July 23, 2009 to advances to Tiefeng for future purchasing of its inventory after cancelling the acquisition contract on May 5, 2010.

Note 8 - DEPOSIT

The Company paid $3,176,140 (RMB 21,000,000) to Harbin Songbei District Development and Construction Committee as the prepayment for the acquisition of the land use rights. The Company is in the process of going through a full range of procedures before the land use rights can be granted to the Company.

Note 9 - PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	December 31, 2010	June 30, 2010
Building and warehouses	$1,051,754	$858,030
Machinery and equipment	179,555	174,365
Office equipment	32,151	29,963
Vehicles	92,091	89,428
Other	25,560	24,822
Less: Accumulated depreciation	(226,804)	(189,298)
Total	$1,154,307	$987,310

Depreciation expense charged to operations was $30,448 and $45,998 for the six months ended December 31, 2010 and 2009, respectively.

Note 10 - LAND USE RIGHT

The following is a summary of the land use right:

	December 31, 2010	June 30, 2010
Land use right	$957,249	$930,879
Less: Accumulated amortization	(107,325)	(95,696)
	$849,924	$835,183

Amortization expense charged to operations was $9,349 and $10,298 for the six months ended December 31, 2010 and 2009 respectively.

Note 11 - RELATED PARTY DEBT

“Related party debt" represents temporary short-term loans from majority owner, Mr. Xin Sun, a People Republic China citizen. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows classified as due to majority owner are classified as cash flows from financing activities. The total borrowings from Mr. Sun were $88,009 and $264,302 as of December 31, 2010 and 2009, respectively.

Interest was imputed on the loans using the Chinese bank borrowing rate of 5.31% for the six months ended December 31, 2010. The total imputed interest expense was $2,336 and $15,215 for the six months ended December 31, 2010 and 2009 respectively.

Note 12 – TAXES PAYABLE

The following is a summary of taxes payable:

	December 31, 2010	June 30, 2010
Income taxes payable	$2,730,953	$2,421,843
VAT taxes payable	685,380	781,962
City and Supplement taxes	47,975	371,430
Payroll taxes payable & other taxes	132,832	54,716
	$3,597,140	$3,629,951

Note 13 - INCOME TAX

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The new CIT Law reduces the corporate income tax rate from 33% to 25% with effect from January 1, 2008. All Chinese enterprises are governed by the PRC Income Tax Law and various local income tax laws, pursuant to which a company generally is subject to an income tax at a statutory rate of 25% for the six months ended December 31, 2010 and 2009.

The provision for income taxes consisted of the following:

	December 31,	June 30,
	2010	2010
Provision for PRC income tax - current taxes	$2,663,436	$4,447,467
Provision for PRC income tax - deferred taxes	-	-
Total provision for income taxes	$2,663,436	$4,447,467

The following table reconciles the PRC statutory rates to China Health’s effective tax rate:

	December 31	June 30
	2010	2010

Pretax Income( loss )	$9,063,698	$17,701,638
Statutory tax rate	25%	25%
PRC enterprise income tax at statutory rate	2,265,925	4,425,410
Expenses not deductible for taxes – temporary difference	258,188	-109,343
Expenses not deductible for taxes – permanent difference	129,974	112,219
Increase in valuation allowance related to deferred tax assets	9,349	19,182
Total provision for income taxes	$2,663,436	$4,447,467

Deferred tax assets (liabilities) as of December 31, 2010 and 2009 are composed of the following:

	December 31
	2010	2009
PRC
Noncurrent deferred tax assets :
Amortization of land use right and other intangible assets	$9,349	$19,182
Valuation allowance	(9,349)	(19,182)
	$-	$-

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

Rental expense is approximately $88,500 and $43,850 for each of the six months ended December 31, 2010 and 2009 respectively. The remaining rental commitment for the fiscal year 2011 is nil.

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

The Company had future unfunded commitments, as provided below.

	December 31, 2010	June 30, 2010

PRC Subsidiaries Registered Capital
Harbin Humankind Biology	$1,640,465	$1,584,467

Harbin Huimeijia Medicine (Company has accumulating deficiency, no reserve commitment required)	151,245	146,873

Statutory Reserve Ceiling based on 50% of PRC Registered Capital of Harbin Humankind Biology or at least 10% of the after-tax net earnings until the reserve are equal to 50% of its registered capital.	820,233	792,234

Less: Retained Earnings appropriated to Statutory Reserve	-	-

Reserve Commitment Outstanding	$820,233	$792,234

Total commitments as of December 31, 2010 and June 30, 2010 are composed of the following:

	December 31, 2010		June 30, 2010
Rental Commitment	$		$176,250
Statutory Reserve Commitment		820,233	792,234
Total commitments		$820,233	$968,484

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in the risk factors and “Forward Looking Statements” summary set forth in the forepart of our Quarterly Report for the quarter ended December 31, 2010. This quarterly report on Form 10-Q contains forward-looking statements and is afforded the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Readers should carefully review the risk factors disclosed in our Annual Report for the year ended June 30, 2010 and other documents filed by us with the SEC.

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

Business Overview

Our principal business operations are conducted through our wholly owned subsidiary, Harbin Humankind Biology Technology Co., Limited (“Humankind”) and Humankind’s subsidiary, Harbin Huimeijia Medicine Company (“Huimeijia”).

Humankind was incorporated in the People’s Republic of China on December 14, 2003 and completed its GMP certification on April 24, 2007. It is in the business of manufacture and sale of health products, “green” (or organic) food and detection of disease susceptibility or pre-disposition through genetic studies.

Huimeijia was incorporated in the People’s Republic of China on October 14, 2008.  Huimeijia completed its GMP certification on July 23, 2009 and produces and sells our medical drugs.

Our business is conducted through chain-stores and with regard to the sale of our products, eventually over the internet.

We presently have, through Huimeijia, the license to manufacture 19 medical drugs and have obtained a State Drug Approval Issue number for each of these drugs. We have, through Humankind, the license to manufacture and sell two health supplement products which have a State Good Health Issue number assigned to each product (as provided below). In addition, Humankind distributes and sells 52 kinds of health food.

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

On May 12, 2010, we received a patent for this product (200610010394.4) under the name “Run Chao” (which has now been changed to “Qunle”) with the National Bureau of Intellectual Property.

Pursuant to a Technology Transfer Agreement dated October 12, 2007, we purchased one other health product known as “Kindlink” brand propolis and black ant capsule made from propolis, black ant, acanthopanax, astragalus root from Beijing Jindelikang Bio-Technology Co., Ltd. (“Jindelikang”). The change of the ownership has been approved by the State Food and Drug Administration. This product is consumed to boost one’s immunity. The certification number issued by the State Food and Drug Administration on August 20, 2004 for the license to manufacture the product is GuoShiJianZi G20040906.We have no continuing obligations under the Technology Transfer Agreement.

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

(iii)	Medical Drugs

Huimeijia purchased a license of Harbin Dong Feng Medicine Company to manufacture 19 medical drugs on September 16, 2008. Huimeijia is now the registered owner of the license, approved by the Heilongjiang Food and Medicine Supervising Bureau.

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

*Tested for efficacy by the National Food and Medicine Supervising Bureau.

Results of Operations

Three months ended December 31, 2010 as compared to three months ended December 31, 2009

	December 31,
	2010	Variance	2009
REVENUES
Product Sales (net of sales allowance)	$13,363,093	42.54%	$9,374,937
Total revenues	$13,363,093		9,374,937

COST OF GOODS SOLD
Cost of goods sold	6,708,036	66.23%	4,035,362
Gross Profit	$6,655,057	24.64%	$5,339,575

Total revenues increased by 42.54% in the three months ended December 31, 2010 compared to the same period in 2009. The $3,988,156 increase in revenue is attributable to growth in product sales. This growth in product sales is attributable to increased sales volume and our efforts to continue to develop our distribution channels by hiring additional sales agents to ensure that our products and their associated benefits are seen by those making or influencing the purchasing decisions.

Our cost of sales increased $2,672,674, or 66.23% in the three months ended December 31, 2010 compared to the same period in 2009. The costs increased as a result of the increased sales and the increase of raw material costs.

Our gross margin decreased 7.16% from 56.96% for the three month period ended December 31, 2009 to 49.80%   for the three month period ended December 31, 2010. This decrease was primarily attributable to an increase in the raw material costs. Due to high inflation in the People’s Republic of China, the prices of many of our raw materials have increased. We seek to establish relationships with more suppliers to lower our raw material costs.

Sales by Product Line

A break-down of our sales by major product line for each of the three months ended December 31, 2010 and 2009 is as follows:

	For the Three Months Ended December 31,
	2010			2009
Product Category*	Quantity (Unit)	Sales US$	% of Sales	Quantity (Unit)	Sales US$	% of Sales
Sleeping Beauty Capsule	22,758	344,334	2.58%
Ruddy Granule	33,956	1,027,525	7.69%
Virility Max Capsule	72,787	1,835,474	13.74%
Blood Cleanser Soft Capsule	41,107	1,243,917	9.31%
Abalone, Sea cucumber and Frog oil soft capsule				5,462	1,174,849	12.53%
Ganoderma lucidum and Aweto Soft Capsules				4,396	945,557	10.09%
Energy Elemental Powder	10,379	130,864	0.98%

Propolis and Black Ant Capsule				18,919	1,746,048	18.62%
Waterlilies Soft Capsule(Sailuozhi)	67,407	6,374,275	47.70%	16,301	3,791,656	40.44%
Colon Cleanser Capsule	73,415	2,406,704	18.01%	24,170	1,716,827	18.31%

Total		13,363,093	100%		9,374,937	100%

*All of the products are manufactured by the Company and none of them have been provided by the Commercial Bureau or other suppliers so far.

Operating Expenses

The following table summarizes our operating expenses for each of the three months ended December 31, 2010 and 2009, respectively:

	For the Three Months Ended December 31,
	2010	Variance	2009
Operating Expenses
Selling , General and Administrative expenses	$1,227,027	-38.62%	$1,999,220
Depreciation and amortization	20,099	-44.12%	35,965
Research & Development	34,115		-
Total operating expenses	$1,281,241	-37.05%	$2,035,185

Total operating expenses for the three months ended December 31, 2010 decreased $753,944 or 37.05% over the same period in 2009. The lower operating expenses were primarily attributable to lower selling and administrative expenses.

We incurred imputed interest expenses in the amount of $1,168 on the loans due to Mr. Sun Xin, the executive officer and major shareholder of our Company. These loans are unsecured, non-interest bearing and have no fixed terms of repayment.

Other Income (Expenses)

Other income (expenses) increased approximately $43,000 for the three month period ended December 31, 2010. The increase was primarily attributable to increased interest income in the amount of approximately $39,300 from Heilongjiang Tiefeng Rice Company Limited and the decrease in interest expenses of approximately $3,800, which was due to repayment of debts in 2009.

Results of Operations

Six months ended December 31, 2010 as compared to six months ended December 31, 2009

	December 31,
	2010	Variance	2009
REVENUES
Product Sales (net of sales allowance)	$24,980,486	27.31%	$19,621,543
Total revenues	$24,980,486		19,621,543

COST OF GOODS SOLD
Cost of goods sold	12,693,331	48.95%	8,521,728
Gross Profit	$12,287,155	10.70%	$11,099,815

Total revenues increased by 27.31% in the six months ended December 31, 2010 compared to the same period in 2009. The $5,358,943 increase in revenues was attributable to growth in product sales. This growth in product sales was attributable to increased sales volume and our efforts to continue to develop our distribution channels by hiring additional sales agents to assure that our products and their associated benefits are seen by those making or influencing the purchasing decisions.

Our cost of sales increased $4,171,603, or 48.95% in the six months ended December 31, 2010 compared to the same period in 2009. The costs increased as a result of the increased sales and the increase of raw material costs.

Our gross margin decreased 7.38% from 56.57% for the six month period ended December 31, 2009 to 49.19%   for the six month period ended December 31, 2010. This decrease was primarily attributable to increase in the raw material costs. Due to high inflation in the People’s Republic of China, the prices of many of our raw materials have increased. We seek to establish relationships with more suppliers to lower our raw material costs.

Sales by Product Line

A break-down of our sales by major product line for each of the six months ended December 31, 2010 and 2009 is as follows:

	For the Six Months Ended December 31,
	2010			2009
Product Category*	Quantity (Unit)	Sales US$	% of Sales	Quantity (Unit)	Sales US$	% of Sales
Sleeping Beauty Capsule	61,251	926,608	3.71%
Ruddy Granule	59,815	1,809,850	7.24%
Virility Max Capsule	133,343	3,349,307	13.41%
Blood Cleanser Soft Capsule	74,910	2,266,575	9.07%
Abalone, Sea cucumber and Frog oil soft capsule				15,224	2,355,885	12%
Ganoderma lucidum and Aweto Soft Capsules				12,008	1,857,551	9.47%
Energy Elemental Powder	28,954	365,013	1.46%

Propolis and Black Ant Capsule				73,923	4,418,273	22.52%
Waterlilies Soft Capsule(Sailuozhi)	117,229	11,084,551	44.37%	43,600	7,018,270	35.77%
Colon Cleanser Capsule	157,989	5,178,582	20.73%	81,830	3,958,501	20.17%
OEM Sales					13,063	0.07%
Total		24,980,486	100%		19,621,543	100%

*All of the products are manufactured by the Company and none of them have been provided by the Commercial Bureau or other suppliers so far.

Operating Expenses

The following table summarizes our operating expenses for each of the six months ended December 31, 2010 and 2009, respectively:

	For the Six Months Ended December 31,
	2010	Variance	2009
Operating Expenses
Selling , General and Administrative expenses	$2,488,419	-1.08%	$2,515,545
Depreciation and amortization	39,796	-29.31%	56,296
Research & Development	771,543		-
Total operating expenses	$3,299,758	28.30%	$2,571,841

Total operating expenses for the six months ended December 31, 2010 increased $727,917 or 28.30% over the same period in 2009. The higher operating expenses were primarily attributable to increased research and development costs.

We incurred imputed interest expenses in the amount of $2,336 on the loans due to Mr. Sun Xin, the executive officer and major shareholder of Company. These loans are unsecured, non-interest bearing and have no fixed terms of repayment.

Other Income (Expenses)

Other income (expenses) increased approximately $97,100 for the six month period ended December 31, 2010. The increase was primarily attributable to increased interest income in the amount of approximately $78,700 from Heilongjiang Tiefeng Rice Company Limited and the decrease in interest expenses of approximately $18,500, which was due to repayment of debts in 2009.

2011 Outlook

We anticipate our total revenues in 2011 versus 2010 to increase by 40% or approximately $17.2 million with growth in all categories of our product sales. Our gross profit margin in 2011 is expected to be approximately 53% due to increased raw material costs resulting from inflation. We estimate our overall 2011 net profit margin to be approximately 28%. However, there is no assurance that these predictions will be reached.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of December 31, 2010 and 2009 and for each of the six months then ended:

	December 31, 2010	December 31, 2009

As of December 31:
Cash and cash equivalents	$19,716,525	$2,612,093
Working capital	$22,283,596	$8,844,184
Inventories	$311,243	$198,224
For the Six Months Ended December 31:
Cash provided by (used in):
Operating activities	$6,484,326	$6,938,515
Investing activities	$(32,002)	$(11,301,539)
Financing activities	$2,601	$(604,250)

As of December 31, 2010, cash and cash equivalents were $19,716,525 as compared to $2,612,093 at December 31, 2009. The increased cash and cash equivalents position was $17,104,432 or 654.82% at December 31, 2010. The increase in cash and cash equivalents was attributable to the return of purchase price for Heilongjiang Tiefeng Rice Company Limited and fewer investing activities.

Our current ratio was 5.62 versus 2.73 and the quick ratio was 5.56 versus 2.69 at December 31, 2010 and 2009, respectively. Management endeavors to ensure that funds are available to take advantage of new investment opportunities and that funds are sufficient to meet future liquidity and capital needs.

Cash flow provided by operating activities was $6,484,326 for the six months ended December 31, 2010 compared to cash flow provided by operation activities of $6,938,515 for the same period in 2009. The decrease in cash provided by operating activities of $454,189 is primarily attributable to the decrease in accounts payable in the amount of $363,150.

Our working capital position at December 31, 2010 was $22,283,596 compared to working capital of $8,844,184 at December 31, 2009. Our increased working capital position in 2010 was principally funded by the increased cash flow generated by sales and the return of purchase price for Heilongjiang Tiefeng Rice Company Limited. Management considers current working capital and borrowing capabilities adequate to cover our current operating and capital requirements for the full year 2011.

Currency Exchange Fluctuations

All of our revenues and majority of the expenses during the six months ended December 31, 2010 were denominated primarily in Renminbi (“RMB”), the currency of China, and was converted into US dollars at the exchange rate of 6.77875 RMB to 1 U.S. Dollar. In the third quarter of 2005, the Renminbi began to rise against the US dollar. There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

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

Our end customers generally have the right to exchange products purchased from us, although we have no policy for return of products. At each period end, we determine the extent to which our revenues need to be reduced to account for exchange of products. Based on our historical experience with our customers, product exchange rarely happens. We have reserve against revenue recognized for product exchange. The consumer credit system has not been well established and recognized by sellers in China. Except for our OEM sales, our end customers pay us instantaneously when they receive orders. We have small amount of accounts receivable as of the quarter ended December 31, 2010.

Cost

Matching Principle-Costs have to be matched with revenues and our costs always match with revenue. Cost of production is calculated based on actual number of products manufactured and matched with revenues as long as it is reasonable to do so. There has been no change in our calculation of cost of production. There are no circumstances that cause variations in our calculation of cost of production. Expenses are recognized not when the product is produced, but when the work or the product actually makes its contribution to revenue. Only if no connection with revenue can be established, cost may be charged as expenses to the expenses to the current period (e.g. office salaries and other administrative expenses). This principle allows greater evaluation of actual profitability and performance.

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

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of December 31, 2010 and 2009. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material legal proceeding pending against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits .

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

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

Date: February 14, 2011
/s/Xin Sun
Xin Sun
Chief Executive Officer and Chief Financial
Officer