Form 10-Q
period 2011-03-31
China Health Industries Holdings, Inc.
filed 2011-05-23
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number: 000-51060

CHINA HEALTH INDUSTRIES HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-0827216 (I.R.S. Employer Identification No.)

168 Binbei Street, Songbei District, Harbin City Heilongjiang Province, People’s Republic of China (Address of principal executive offices)	150028 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 23, 2011, there are 62,239,737 shares   of $0.0001 par value common stock issued and outstanding.

FORM 10-Q
CHINA HEALTH INDUSTRIES HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The unaudited condensed consolidated financial statements of registrant for the three and nine months ended March 31, 2011 and 2010 follow.  The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

  CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	June 30, 2010
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash and cash equivalents	$22,439,486	$13,344,531
Accounts receivable	2,563,553	5,693
Inventory	613,761	184,522
Notes receivable	3,192,517	2,992,893
Prepaid expenses	802,025	764,738
Deposit	3,206,939	3,084,335
Total current assets	32,818,281	20,376,712

Property & equipment - net	982,346	987,310
Intangible assets - net	851,919	835,183
Construction-in-progress	169,815	163,323

Total assets	$34,822,361	$22,362,528

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$3,991	$228,992
Related party debt	88,675	85,408
Wages payable	633,168	291,885
Self-insured reserve	372,947	216,343
Tax payable	3,083,647	3,629,951
Total current liabilities	4,182,428	4,452,579

Stockholders' equity
Common stock, ($0.0001 par value, 300,000,000 shares authorized, 62,239,737 issued and outstanding, respectively)	$6,224	6,224
Additional paid in capital	1,434,910	1,434,910
Accumulated other comprehensive income	2,518,621	589,618
Retained earnings	26,680,178	15,879,197
Total stockholders' equity	30,639,933	17,909,949

Total liabilities and stockholders' equity	$34,822,361	$22,362,528

See accompanying notes to the unaudited condensed consolidated financial statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Three Months Ended		For the Nine Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

REVENUE	16,681,724	9,889,459	41,662,210	29,511,002

COST OF GOODS SOLD	8,918,379	4,540,126	21,611,710	13,061,854

GROSS PROFIT	7,763,345	5,349,333	20,050,500	16,449,148

OPERATING EXPENSES
Selling, general & administrative expenses	1,069,847	946,960	3,558,266	3,462,505
Depreciation and amortization expenses	20,958	20,716	60,754	77,012
Research & development	602,860	-	1,374,403	-
Total operating expenses	1,693,665	967,676	4,993,423	3,539,517

INCOME FROM OPERATION	6,069,680	4,381,657	15,057,077	12,909,631

OTHER INCOME (EXPENSES)
Interest income	62,905	226,482	141,542	226,487
Interest expenses	(1,195)	(3,845)	(3,531)	(24,680)
Total other income (expenses)	61,710	222,637	138,011	201,807

INCOME BEFORE INCOME TAXES	6,131,390	4,604,294	15,195,088	13,111,438

Provision for income taxes	1,730,671	1,140,243	4,394,107	3,289,639

NET INCOME	4,400,719	3,464,051	10,800,981	9,821,799

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain(loss)	1,728,002	(1,870)	1,929,003	183,227

Total other comprehensive income	$6,128,721	$3,462,181	$12,729,984	$10,005,026

Earning per share:
Basic & diluted earning per share	$0.07	$0.06	$0.17	$0.16

Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	62,239,737	62,239,737	62,239,737	62,239,737

See accompanying notes to the unaudited condensed consolidated financial statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended March 31
	2011	2010

Cash Flows from Operating Activities
Net income	$10,800,981	$9,821,799
Adjustments to reconcile net income to net cash provided byv(used in) operating activities:
Depreciation and amortization	60,754	77,012
Imputed interest	3,531	24,680
Share-based compensation	-	4,750
(Increase) / decrease in current assets:
Accounts receivables and other receivables	(2,626,225)	12,558
Inventory	(414,274)	(227,274)
Prepaid expenses	28,888	(19,444)
Increase/(decrease) in current liabilities:
Accounts payable and other payables	(442,461)	846,594

Net cash provided by operating activities	7,411,194	10,540,675

Cash Flows from Investing Activities
Purchases of fixed assets	(3,088)	(29,079)
Prepayment on acquisition		(6,582,701)
Prepayment on land use right		(3,071,253)
Construction-in-progress		(152,147)

Net cash used in investing activities	(3,088)	(9,835,180)

Cash Flows from financing Activities
Repayments of related party debt		(662,703)

Net cash used in financing activities	-	(662,703)

Effect of exchange rate changes on cash and cash equivalents	1,686,849	183,227

Net Increase in cash and cash equivalents	9,094,955	226,019

Cash and cash equivalents, beginning balance	13,344,531	7,394,270

Cash and cash equivalents, ending balance	$22,439,486	$7,620,289
	0

Supplemental cash flow information

Cash paid for income taxes	$7,497,393	$1,272,724
Cash paid for interest expenses	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements

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

China Health Industries Holdings Limited ("China Health") was incorporated on July 20, 2007 in Hong Kong under the Companies Ordinance as a limited liability company. China Health was formed for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship as defined by FASB ACS topic 915 (“Development Stage Entities”).

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

Our present corporate structure is as follows:

MANAGEMENT'S REPRESENTATION OF INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements have been prepared by China Health Industries Holdings, Inc. and subsidiaries without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements at June 30, 2010 as filed in the Company Form 10-K/A filed with the Commission on 12/09/2010.

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States and have been consistently applied in the preparation of the condensed consolidated financial statements and the June 30, 2010 financials included in the 10-K/A filed on December 9, 2010.

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.  All accounting references have been updated and therefore, all FASB references have been replaced with ASC references.

Principles of Consolidation

The accompanying consolidated financial statements include China Health Industries Holdings, Inc., a Delaware corporation and a public company, and its three subsidiary companies, China Health Industries Holdings Limited., Harbin Humankind Biology Technology Co., Limited. and Harbin Huimeijia Medicine.   All significant intercompany balances and transactions have been eliminated in consolidation.

Effective January 1, 2009, the Consolidation Topic, ASC 810-10-45-16, revised the accounting treatment for non-controlling minority interests of partially-owned subsidiaries.  Non-controlling minority interests represent the portion of earnings that is not within the parent Company’s control. These amounts are now required to be reported as equity instead of as a liability on the balance sheet.  These amounts are immaterial as of March 31, 2011 and June 30, 2010, respectively.  Additionally, this statement requires net income from non-controlling minority interests to be shown separately on the consolidated statements of income.  These amounts are immaterial for the three and nine month periods ending March 31, 2011 and 2010, respectively. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company also consolidates any variable interest entities (VIEs), of which it is the primary beneficiary, as defined.  The Company does not have any VIEs that need to be consolidated at this time. When the Company does not have a controlling interest in an entity, but exerts a significant influence over the entity, the Company would apply the equity method of accounting.

Segment Reporting

The Company operates in one segment in accordance with the accounting guidance FASB ASC topic 280, “Segment Reporting”. Our chief financial officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

All revenue is from customers in People’s Republic of China. All of the company’s assets are located in People’s Republic of China.

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB ASC Topic 820 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of March 31, 2011, the fair value of cash and cash equivalents, accounts receivable, notes receivables, accounts payable, and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

Fair Value Measurements

Effective January 1, 2009, the FASB ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments.

The FASB ASC Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

Various inputs are considered when determining the fair value of the Company’s investments, warrant derivative liability, and long-term debt.  The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.  These inputs are summarized in the three broad levels listed below.

☐☐☐	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

☐☐☐	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

☐☐☐	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets or liabilities carried and measured on a recurring basis during the reporting periods.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.

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

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. China Health bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. The more significant estimates and assumptions by management include, among others; useful lives and residual value of long lived assets, valuation of Inventory, accounts receivable and notes receivable, impairment analysis of long-lived assets and intangible assets and deferred taxes. While China Health believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates.

 Statement of Cash Flows

In accordance with Statement FASB ASC Topic 230, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Concentrations of Credit Risk

All of the Company’s manufacturing is located in the PRC.  There can be no assurance that the Company will be able to successfully continue to manufacture its products and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows. Also, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general economic conditions, price of raw material, competition, governmental and political conditions, and changes in regulations. Because the Company is dependent on trade in the PRC, the Company is subject to various additional political, economic and other uncertainties. Among other risks, the Company’s operations will be subject to risk of restrictions on transfer of funds, domestic and international customs, changing taxation policies, foreign exchange restrictions, and political and governmental regulations.

The Company operates in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the Chinese currency RMB.  The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

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

Prepaid Expenses

Prepaid expenses principally include advances to raw material suppliers.

The Company periodically makes advances to certain vendors for purchases of raw materials, and records those advances as prepaid expense. Advances to vendors as of March 31, 2011 amounted to $802,025.  The majority balance in the amount of $746,480 (RMB 5,000,000) is converted from retaining fees paid to Tiefeng on July 23, 2009 to advances to Tiefeng for future purchasing of its inventory after cancelling the acquisition contract on May 5, 2010.

Inventory

Inventories consist of raw material, work in progress and finished goods of manufactured products.

Inventories are stated at lower of cost or market and consist of materials, labor and overhead.  The Company determines the cost of inventory by the first-in, first-out method.  The value of inventory is determined using the weighted average cost method and includes any related production overhead costs incurred in bringing the inventory to their present location and condition. Overhead costs included in finished goods include, direct labor cost and other costs directly applicable to the manufacturing process.  The Company evaluates inventories for excess, slow moving, and obsolete inventories as well as inventory whose volume is in excess of its net realizable value.  This evaluation includes analyses of sales levels by product and projections of future demand. In order to state the inventory at lower of cost or market, the Company maintains reserves against its inventory.  If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made.  Inventory amounts are reported net of such allowances.  Management has recorded a $0 inventory allowance as of March 31, 2011.

Impairment of Long–Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial position.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through March 31, 2011, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of Long-Lived assets in the future.

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

Intangible assets

The Company evaluates goodwill and other intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Goodwill is recorded at the time of an acquisition and is calculated as the difference between the total considerations paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (“IPR&D”). Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy or (iv) any failure to meet the performance projections included in our forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests goodwill and intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period.

Intangible assets consist of land use right.

Land Use Right

All land belongs to the State in PRC. Enterprises and individuals can pay the State a fee to obtain a right to use a piece of land for commercial purpose or residential purpose for an initial period of 50 years or 70 years, respectively. The land use right can be sold, purchased, and exchanged in the market. The successor owner of the land use right will reduce the amount of time which has been consumed by the predecessor owner. On June 7, 2004, China Health enter into a Purchase Contract with the local government, pursuant to which China Health agreed to purchase the right to use a piece of land, approximately 8 acres, located in the Harbin County, Heilongjiang Province for commercial purpose over a fifty-year period from June 7, 2004 through June 6, 2054, for $967,882, which China Health has fully paid to the seller on June 13, 2004. The Department of Housing and Urban Development (“HUD”) of Harbin City approved this transaction. China Health recorded the land use right at its purchase price. The cost of the land use right is amortized over its prospective beneficial period, using the straight-line method with no residual value. China Health’s production facilities and office are located in this piece of land. As of March 31, 2011, the land use right and improvement have net balance of $851,919.

Revenue Recognition

China Health recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exits and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue net of sales taxes. The Company allows its customers to return product for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. As of March 31, 2011, the Company did not have provision for such return as historically sales returns have been deminimus.

Sales Incentives — The Company accounts for cash consideration (such as sales incentives and cash discounts) given to its customers or resellers as a reduction of revenue rather than an operating expense. Sales incentives are recorded when revenue are recognized. For the three and nine month period ended March 31, 2011 and 2010, the Company did not provide sales incentives to its customers or resellers.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred.

For the three and nine months ended March 31, 2011, the Company incurred $602,860 and $1,374,403 in research and development costs. There was $0 research and development costs for the three and nine months ended March 31, 2010.

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and marketing expenses in the accompanying consolidated statement of income. Advertising costs were immaterial for the three and nine months ended March 31, 2011 and 2010, respectively.

 Income Taxes

The Company adopts FASB ASC Topic 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

July 2006 the FASB issued FIN 48(ASC 740-10), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109(ASC 740), which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements.  Under FIN 48(ASC 740-10), tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings.  Therefore, the actual liability may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities or deferred tax asset valuation allowance.

As a result of the implementation of FIN 48 (ASC 740-10), the company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48 (ASC 740-10).  The Company recognized no material adjustments to liabilities or stockholders’ equity in lieu of the implementation.  The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

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

 Sales Taxes and Sales-related Taxes

Pursuant to the tax law and regulations of PRC, China Health is obligated to pay totally 6.66% of gross sales as sales tax and sales-related taxes. Sales taxes and sales-related taxes are recorded when sales revenue is recognized. The Company records sales revenue net of sales tax and sales-related taxes. For the three and nine month ended March 31, 2011, sales taxes and sales-related taxes were $250,105 and $695,163 respectively. For the three and nine month ended March 31, 2010, sales taxes and sales-related taxes were $185,061 and $747,461 respectively.

Comprehensive Income

The Company reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation.  Total comprehensive income represents the activity for a period net of related tax and was an income of $12,729,984 and $10,005,026 for the nine month periods ended March 31, 2011 and 2010, respectively. Total comprehensive income was an income of $6,128,721 and $3,462,181 for the three month periods ended March 31, 2011 and 2010, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $2,518,621 and $589,618 as of March 31, 2011 and June 30, 2010, respectively.

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

The total provisions for such employee benefits were $7,202 and $2,804 for the three months ended March 31, 2011 and 2010, respectively.

The total provisions for such employee benefits were $12,609 and $9,478 for the nine months ended March 31, 2011 and 2010, respectively.

Statutory Reserves

Pursuant to the applicable laws in PRC, PRC entities are required to make appropriations to three non-distributable reserve funds, the statutory surplus reserve, statutory public welfare fund, and discretionary surplus reserve, based on after-tax net earnings as determined in accordance with the PRC GAAP, after offsetting any prior years ’ losses. Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net earnings until the reserve is equal to 50% of China Health’s registered capital. Appropriation to the statutory public welfare fund is 5% to 10% of the after-tax net earnings. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. No appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. Since China Health has been accumulating deficiency until June 30, 2009, no statutory surplus reserve fund or statutory public welfare reserve fund have been made since its inception. (Refer to Note 14)

Recent Accounting Pronouncements

In April 2010, the FASB issued the amendment to ASC Topic 718, “Compensation – Stock Compensation” which provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance, or service condition. As a result, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This topic will be effective on December 15, 2010. The Company management believes that this pronouncement will not have a material effect on its financial statements.

In August 2010, ASU 2010-23 was issued.  This amends ASC 954 to require the disclosure of charity care be disclosed at cost.  The Company management believes that this pronouncement will not have a material effect on its financial statements.

In August 2010, Accounting Standards Update (“ASU”) 2010-24 was issued.  This update amends ASC 954-450 to require that anticipated insurance settlements from malpractice claims not be offset against the accrual for the malpractice claim.  The Company management believes that this pronouncement will not have a material effect on its financial statements.

Note 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

The company maintains cash and cash equivalents balance at several financial institutions. Only accounts at US financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of March 31, 2011, the Company’s uninsured bank balances totaled $22,435,170. The Company’s insured bank balances totaled $4,316, which was maintained at US financial institutions.

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

Note 5 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable amounted to $2,563,553 and $5,693 as of March 31, 2011 and June 30, 2010, respectively. The increase in accounts receivable was primarily due to the extended credit to the Company’s three sales agents. These three sales agents are the Company’s new customers and the Company offers these three sales agents 60 days to 90 days term in order to increase the Company’s sales. Most of the Company’s products were sold to the end customers directly and the end customers made the payment upon the receipt of our product.

Note 6 – NOTES RECEIVABLE

Notes receivable consist of the following:

	March 31, 2011	June 30, 2010
Advances to employees	97,057	55,432
Accrued Interest	41,232
Notes receivable -Tiefeng	3,054,228	2,937,461
Total notes receivable	$3,192,517	$2,992,893

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

As of March 31, 2010, Tiefeng did not get the crucial certified documents from local government agencies. Based on the amended agreement, the deal is thus voided. Tiefeng paid back approximately $1.46 million (RMB 10,000,000) to the Company on March 31, 2010, the additional $1.46 million (RMB 10,000,000) was paid on April 30, 2010 as part of the deposit refund. Another $1.46 million (RMB 10,000,000) was paid on May 31, 2010. The balance of $3,054,228 (RMB 20,000,000) was converted as loans to Tiefeng with two years term starting from May 5, 2010. Interest is charged semi-yearly by using the current Chinese bank borrowing rate of 5.31%.  For the three and nine months ended March 31, 2011, accrued interest income on the Tiefeng loan totals $40,545 and $121,635, respectively. Since the balance of $3,054,228 (RMB 20,000,000) was converted as loans to Tiefeng on May 5, 2010, there was no accrued interest income on the Tiefeng loan for the three and nine months ended March 31, 2010.

Note 7 - INVENTORIES

Inventories consist of following:

	March 31, 2011	June 30, 2010
Finished goods	$146,406	$74,478
Work-in-process	141,489	75,498
Raw materials	263,233	17,836
Supplies and packing materials	62,633	16,710
Total inventory	$613,761	$184,522

Note 8 - DEPOSIT

The Company paid $3,206,939 (RMB 21,000,000) as of March 31, 2011 and $3,084,335 (RMB 21,000,000) as of June 30, 2010 to Harbin Songbei District Development and Construction Committee as the prepayment for the acquisition of the land use rights. The Company is in the process of going through a full range of procedures before the land use rights can be granted to the Company.

Note 9 – CONSTRUCTION IN PROGRESS

Plant and production lines currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including development expenditures, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Currently, construction is completed and the project is waiting for final inspection and examination and government approval. Upon readiness for use of the project, the cost of construction-in-progress will be transferred to property and equipment, at which time depreciation will commence. The Company had no capitalized interest and to date has funded this construction through operations without the use of outside debt financing.  As of March 31, 2011, the Company has incurred a total of $169,815 of construction in progress.

Note 10 - PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	March 31, 2011	June 30, 2010
Building and warehouses	$892,138	$858,030
Machinery and equipment	187,065	174,365
Office equipment	29,186	29,963
Vehicles	92,984	89,428
Other	25,808	24,822
Less: Accumulated depreciation	(244,835)	(189,298)
Total	$982,346	$987,310

Depreciation expense charged to operations was $16,051 and $15,566 for the three months ended March 31, 2011 and 2010, respectively.

Depreciation expense charged to operations was $46,498 and $61,564 for the nine months ended March 31, 2011 and 2010, respectively.

Note 11 – INTANGIBLE ASSETS

The following is a summary of the intangible assets:

	March 31, 2011	June 30, 2010
Land use right	$967,882	$930,879
Less: Accumulated amortization	(115,963)	(95,696)
	$851,919	$835,183

Amortization expense charged to operations was $4,907 and $5,150 for the three months ended March 31, 2011 and 2010 respectively.

Amortization expense charged to operations was $14,256 and $15,448 for the nine months ended March 31, 2011 and 2010 respectively.

Note 12 - RELATED PARTY DEBT

Related party debt represents temporary short-term loans from majority owner, Mr. Xin Sun, a People Republic China citizen. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows classified as due to majority owner are classified as cash flows from financing activities. The total borrowings from Mr. Sun were $88,675 and $85,408 as of March 31, 2011 and June 30, 2010, respectively.

Interest was imputed on the loans using the Chinese bank borrowing rate of 5.31% for the nine months ended March 31, 2011. The total imputed interest expense was $1,195 and $3,845 for the three months ended March 31, 2011 and 2010 respectively. The total imputed interest expense was $3,531 and $24,680 for the nine months ended March 31, 2011 and 2010 respectively.

Note 13 – INCOME TAX AND TAXES PAYABLE

The following is a summary of taxes payable:

	March 31, 2011	June 30, 2010
Income taxes payable	$1,717,605	$2,421,843
VAT taxes payable	919,044	781,962
City and Supplement taxes	64,331	371,430
Payroll taxes payable & other taxes	382,667	54,716
	$3,083,647	$3,629,951

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The new CIT Law reduces the corporate income tax rate from 33% to 25% with effect from January 1, 2008. All Chinese enterprises are governed by the PRC Income Tax Law and various local income tax laws, pursuant to which a company generally is subject to an income tax at a statutory rate of 25% for the nine months ended March 31, 2011 and 2010.

The provision for income taxes consisted of the following for the nine months ended March 31, 2011 and 2010:

	March 31,	March 31,
	2011	2010
Provision for PRC income tax - current taxes	$4,394,107	$3,289,639
Provision for PRC income tax - deferred taxes	-	-
Total provision for income taxes	$4,394,107	$3,289,639

The following table reconciles the PRC statutory rates to China Health’s effective tax rate for the nine months ended March 31, 2011 and 2010:

	March 31	March 31
	2011	2010

Pretax Income	$15,195,088	$13,111,438
Statutory tax rate	25%	25%
PRC enterprise income tax at statutory rate	3,798,772	3,277,860
Expenses not deductible for taxes – temporary difference		-
Expenses not deductible for taxes – permanent difference	595,335	11,779
Increase in valuation allowance related to deferred tax assets	-
Total provision for income taxes	$4,394,107	$3,289,639

The provision for income taxes consisted of the following for the three months ended March 31, 2011 and 2010:

	March 31,	March 31,
	2011	2010
Provision for PRC income tax - current taxes	$1,730,671	$1,140,243
Provision for PRC income tax - deferred taxes	-	-
Total provision for income taxes	$1,730,671	$1,140,243

The following table reconciles the PRC statutory rates to China Health’s effective tax rate for the three months ended March 31, 2011 and 2010:

	March 31	March 31
	2011	2010

Pretax Income	$6,131,390	$4,604,294
Statutory tax rate	25%	25%
PRC enterprise income tax at statutory rate	1,532,848	1,151,074
Expenses not deductible for taxes – temporary difference		-
Expenses not deductible for taxes – permanent difference	192,916	(15,978)
Increase in valuation allowance related to deferred tax assets	4,907	5,147
Total provision for income taxes	$1,730,671	$1,140,243

Deferred tax assets (liabilities) as of March 31, 2011 and 2010 are composed of the following:

	March 31
	2011	2010
PRC
Noncurrent deferred tax assets :
Amortization of land use right and other intangible assets	$4,907	$5,147
Valuation allowance	(4,907)	(5,147)
	$-	$-

Note 14 – EARNINGS PER SHARE

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

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the three and nine month periods ended March 31, 2011 and 2010, the company does not have potential dilutive shares.

The following table sets forth the computation of basic and diluted net income per share:

	For the Nine Month Periods Ended
	March 31,
	2011	2010
Net income attributable to the common stockholders	$10,800,981	$9,821,799

Basic weighted average outstanding shares of common stock	62,239,737	62,239,737
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	-	-

Earnings per share:	0.17	0.16
Basic	$0.17	$0.16
Diluted	$0.17	$0.16

	For the Three Month Periods Ended
	March 31,
	2011	2010
Net income attributable to the common stockholders	$4,400,719	$3,464,051

Basic weighted average outstanding shares of common stock	62,239,737	62,239,737
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	-	-

Earnings per share:	0.07	0.06
Basic	$0.07	$0.06
Diluted	$0.07	$0.06

Note 15 - COMMITMENTS AND CONTINGENCIES

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

Rental expense is approximately $1,500 and $144,468 for each of the three months ended March 31, 2011 and 2010 respectively.

Rental expense is approximately $90,000 and $232,206 for each of the nine months ended March 31, 2011 and 2010 respectively. The remaining rental commitment for the fiscal year 2011 is $0.

STATUTORY RESERVE COMMITMENT

In compliance with PRC laws, the Company is required to appropriate a portion of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered capital in the PRC. No appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. Since Harbin Huimeijia Medicine has been accumulating deficiency, no statutory reserve fund has been made since its inception.

The Company had future unfunded commitments, as provided below.

	March 31, 2011	June 30, 2010

PRC Subsidiaries Registered Capital
Harbin Humankind Biology	$1,677,993	$1,584,467

Harbin Huimeijia Medicine (Company has accumulating deficiency, no reserve commitment required)	152,711	146,873

Statutory Reserve Ceiling based on 50% of PRC Registered Capital of Harbin Humankind Biology or at least 10% of the after-tax net earnings until the reserve are equal to 50% of its registered capital.	838,996	792,234

Less: Retained Earnings appropriated to Statutory Reserve	-	-

Reserve Commitment Outstanding	$838,996	$792,234

Total commitments as of March 31, 2011 and June 30, 2010 are composed of the following:

	March 31, 2011	June 30, 2010
Rental Commitment	$-	$176,250
Statutory Reserve Commitment	838,996	792,234
Total commitments	$838,996	$968,484

Note 16 – MAJOR SUPPLIERS AND CUSTOMERS

The Company had two suppliers that accounted for 82% of purchase for the three-month period ended March 31, 2011 with each accounted for 49% and 33% respectively.

The Company had two suppliers that accounted for 82% of purchase for the nine-month period ended March 31, 2011 with each accounted for 62% and 20% respectively.

The Company had no customer that accounted for more than 10% of the company’s total sales for the three and nine-month periods ended March 31, 2011.

The Company had two suppliers that accounted for 93% of purchase for the three-month period ended March 31, 2010 with each accounted for 77% and 16% respectively.

The Company had two suppliers that accounted for 93% of purchase for the nine-month period ended March 31, 2010 with each accounted for 70% and 23% respectively.

The Company had no customer that accounted for more than 10% of the company’s total sales for the three and nine-month periods ended March 31, 2010.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

 The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in the risk factors and “Forward Looking Statements” summary set forth in the forepart of our Quarterly Report for the quarter ended March 31, 2011. This Quarterly Report on Form 10-Q contains forward-looking statements and is afforded the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Readers should carefully review the risk factors disclosed in our Annual Report for the year ended June 30, 2010 and other documents filed by us with the SEC.

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

Except as otherwise indicated by the context, references in this Form 10-Q to “we,” “us,” “our,” “the Registrant”, “our Company,” or “the Company” are to China Health Industries Holdings, Inc., a Delaware corporation, China Health Industries Holdings Limited, and its wholly owned subsidiary, Harbin Humankind Biology Technology Co. Limited. Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iii) “RMB” are to Renminbi Yuan of China; (iv) “Securities Act” are to the Securities Act of 1933, as amended; and (v) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Business Overview

Our principal business operations are conducted through our wholly owned subsidiary, Harbin Humankind Biology Technology Co., Limited (“Humankind”) and Humankind’s subsidiary, Harbin Huimeijia Medicine Company (“Huimeijia”).

Humankind was incorporated in the People’s Republic of China (“PRC”) on December 14, 2003 and completed its Good Manufacturing Practice (“GMP”) certification on April 24, 2007. It is in the business of manufacture and sale of health products, “green” (or organic) food and detection of disease susceptibility or pre-disposition through genetic studies.

Huimeijia was incorporated in the PRC on October 14, 2008.  Huimeijia completed its GMP certification on July 23, 2009 and produces and sells our medical drugs.

Our business is conducted through our sales agents and sales people, our sales agents and sales people then sale our products to the customers. We have sales agents located in Jiang Su, Zhe Jiang and Gan Su Provinces. Our sales through these agents accounted for 3.08%, 3% and 0.92% respectively. We expect to sale our products over the internet eventually.

We have, through Humankind, the license to manufacture and sell two health supplement products which have a State Good Health Issue number assigned to each product (as provided below). In addition, Humankind distributes and sells 52 kinds of health food.

We are licensed to sell our products only in the PRC.

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

Results of Operations

Three months ended March 31, 2011 as compared to three months ended March 31, 2010

	March 31, 2011	Variance	March 31, 2010
REVENUES
Product Sales	$16,681,724	68.68%	$9,889,459
Total revenues	$16,681,724		9,889,459

COST OF GOODS SOLD
Cost of goods sold	$8,918,379	96.43%	$4,540,126
Gross Profit	$7,763,345	45.13%	$5,349,333

Total revenues increased by 68.68%% in the three months ended March 31, 2011 compared to the same period in 2010. The $6,792,265 increase in revenues is attributable to growth in product sales. This growth in product sales was attributable to increased sales volume and our efforts to continue to develop our distribution channels by hiring additional sales agents to ensure that our products and their associated benefits are seen by those making or influencing the purchasing decisions.

Our cost of sales increased $4,378,253, or 96.43% in the three months ended March 31, 2011 compared to the same period in 2010. The costs increased as a result of the increased sales and the increase of raw material costs.

Our gross margin decreased 7.55% from 54.09% for the three month period ended March 31, 2011 to 46.54%   for the three month period ended March 31, 2010. This decrease was primarily attributable to an increase in the raw material costs. Due to high inflation in the PRC, the prices of many of our raw materials have increased. We seek to establish relationships with more suppliers to lower our raw material costs.

Sales by Product Line

A break-down of our sales by major product line for each of the three months ended March 31, 2011 and 2010 is as follows:

	For the Three Months Ended March 31,
	2011			2010
Product Category*	Quantity (Unit)	Sales US$	% of Sales	Quantity (Unit)	Sales US$	% of Sales
Sleeping Beauty Capsule	25,655	377,952	2.27%	31,988	479,811	4.85%
Ruddy Granule	35,587	1,027,299	6.16%	23,803	714,077	7.22%
Virility Max Capsule	100,680	2,457,272	14.73%	15,523	194,035	1.96%
Blood Cleanser Soft Capsule	51,901	1,515,001	9.08%	25,626	768,766	7.77%
Abalone, Sea cucumber and Frog oil soft capsule				755	166,622	1.68%
Ganoderma lucidum and Aweto Soft Capsules
Energy Elemental Powder	20,355	246,392	1.48%

Propolis and Black Ant Capsule				4,766	439,656	4.45%
Waterlilies Soft Capsule(Sailuozhi)	87,354	8,011,492	48.03%	45,640	5,121,980	51.79%
Colon Cleanser Capsule	95,191	3,046,316	18.25%	52,763	2,004,512	20.28%

Total		16,681,724	100%		9,889,459	100%

*All of the products are manufactured by the Company and none of them have been provided by the Commercial Bureau or other suppliers so far.

Operating Expenses

The following table summarizes our operating expenses for each of the three months ended March 31, 2011 and 2010, respectively:

	For the Three Months Ended March 31,
	2011	Variance	2010
Operating Expenses
Selling , General and Administrative expenses	$1,069,847	12.98%	$946,960
Depreciation and amortization	20,958	1.17%	20,716
Research & Development	602,860		-
Total operating expenses	$1,693,665	75.02%	$967,676

Total operating expenses for the three months ended March 31, 2011 increased $725,989 or 75.02% over the same period in 2010. The higher operating expenses were primarily attributable to higher selling and administrative expenses and research and development costs.

We incurred imputed interest expenses in the amount of $3,531 on the loans due to Mr. Sun Xin, the executive officer and major shareholder of our Company. These loans are unsecured, non-interest bearing and have no fixed terms of repayment.

Other Income (Expenses)

Other income (expenses) decreased $160,927 for the three month period ended March 31, 2011. The decrease was primarily attributable to decreased interest income in the amount of $163,577 from Heilongjiang Tiefeng Rice Company Limited.

Income Taxes

Income taxes increased $590,428 for the three month period ended March 31, 2011 compare to the same period in 2010. The increase was primarily attributable to increased income before income taxes in the amount of $1,527,096

Results of Operations

Nine months ended March 31, 2011 as compared to nine months ended March 31, 2010

	March 31,
	2011	Variance	2010
REVENUES
Product Sales	$41,662,210	41.18%	$29,511,002
Total revenues	$41,662,210		29,511,002

COST OF GOODS SOLD
Cost of goods sold	21,611,710	65.46%	13,061,854
Gross Profit	$20,050,500	21.89%	$16,449,148

Total revenues increased by 41.18% in the nine months ended March 31, 2011 compared to the same period in 2010. The $12,151,208 increase in revenues was attributable to growth in product sales. This growth in product sales was attributable to increased sales volume and our efforts to continue to develop our distribution channels by hiring additional sales agents to assure that our products and their associated benefits are seen by those making or influencing the purchasing decisions.

 Our cost of sales increased $8,549,856, or 65.46% in the nine months ended March 31, 2011 compared to the same period in 2010. The costs increased as a result of the increased sales and the increase of direct labor and overhead costs.

Our gross margin decreased 7.61% from 55.74% for the nine month period ended March 31, 2010 to 48.13%   for the nine month period ended March 31, 2011. This decrease was primarily attributable to increase in the raw material costs. Due to high inflation in the PRC, the prices of many of our raw materials have increased. We seek to establish relationships with more suppliers to lower our raw material costs.

Sales by Product Line

A break-down of our sales by major product line for each of the nine months ended March 31, 2011 and 2010 is as follows:

	For the Nine Months Ended March 31,
	2011			2010
Product Category*	Quantity (Unit)	Sales US$	% of Sales	Quantity (Unit)	Sales US$	% of Sales
Sleeping Beauty Capsule	86,906	1,310,574	3.15%	31,988	479,811	1.63%
Ruddy Granule	95,402	2,841,635	6.82%	23,803	714,077	2.42%
Virility Max Capsule	234,023	5,801,091	13.92%	15,523	194,035	0.66%
Blood Cleanser Soft Capsule	126,811	3,781,534	9.08%	25,626	768,766	2.61%
Abalone, Sea cucumber and Frog oil soft capsule				15,979	2,522,507	8.55%
Ganoderma lucidum and Aweto Soft Capsules				12,008	1,857,551	6.29%
Energy Elemental Powder	49,309	611,355	1.47%

Propolis and Black Ant Capsule				78,689	4,857,928	16.46%
Waterlilies Soft Capsule(Sailuozhi)	204,583	19,080,810	45.80%	89,240	12,140,250	41.14%
Colon Cleanser Capsule	253,180	8,235,211	19.76%	134,593	5,963,013	20.21%
OEM Sales					13,064	0.03%
Total		41,662,210	100%		29,511,002	100%

*All of the products are manufactured by the Company and none of them have been provided by the Commercial Bureau or other suppliers so far.

Operating Expenses

The following table summarizes our operating expenses for each of the nine months ended March 31, 2011 and 2010, respectively:

	For the Nine Months Ended March 31,
	2011	Variance	2010
Operating Expenses
Selling , General and Administrative expenses	$3,558,266	2.77%	$3,462,505
Depreciation and amortization	60,754	-21.11%	77,012
Research & Development	1,374,403		-
Total operating expenses	$4,993,423	41.08%	$3,539,517

Total operating expenses for the nine months ended March 31, 2011 increased $1,453,906 or 41.08% over the same period in 2010. The higher operating expenses were primarily attributable to increased research and development costs. The research and development cost were primarily used to develop new products.

We incurred imputed interest expenses in the amount of $3,531 on the loans due to Mr. Sun Xin, the executive officer and major shareholder of Company. These loans are unsecured, non-interest bearing and have no fixed terms of repayment.

Other Income (Expenses)

Other income (expenses) decreased $63,796 for the nine month period ended March 31, 2011. The decrease was primarily attributable to decreased interest income in the amount of approximately $84,945 from Heilongjiang Tiefeng Rice Company Limited.

Income Taxes

Income taxes increased $1,104,468 for the nine month period ended March 31, 2011 compare to the same period in 2010. The increase was primarily attributable to increased income before income taxes in the amount of $2,083,650.

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

Liquidity and Capital Resources

We believe our current working capital position; together with our expected future cash flows from operations will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months. However, this belief is based upon many assumptions and is subject to numerous risks, and there can be no assurance that we will not require additional funding in the future.

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of March 31, 2011 and 2010 and for each of the nine months then ended:

	March 31, 2011	March 31, 2010

As of March 31:
Cash and cash equivalents	$22,439,486	$7,620,289
Working capital	$28,635,853	$12,340,505
Inventories	$613,761	$377,926
For the Nine Months Ended March 31:
Cash provided by (used in):
Operating activities	$7,411,194	$10,540,675
Investing activities	$(3,088)	$(9,835,180)
Financing activities	$0	$(662,703)

As of March 31, 2011, cash and cash equivalents were $22,439,486 as compared to $7,620,289 at March 31, 2010. The increased cash and cash equivalents position was $14,819,197 or 194.47% at March 31, 2011. The increase in cash and cash equivalents was attributable to cash flows provided by operating activities, the return of purchase price for Heilongjiang Tiefeng Rice Company Limited and fewer investing activities.

Cash flow provided by operating activities was $7,411,194 for the nine months ended March 31, 2011 compared to cash flow provided by operation activities of $10,540,675 for the same period in 2010. The decrease in cash provided by operating activities of $3,129,481 was primarily attributable to the increase in accounts receivable in the amount of $2,626,225.

Our working capital position at March 31, 2011 was $28,635,853 compared to working capital of $12,340,505 at March 31, 2010. Our increased working capital position in 2011 was principally funded by the increased cash flow generated by sales and the return of purchase price for Heilongjiang Tiefeng Rice Company Limited. Management considers current working capital and borrowing capabilities adequate to cover our current operating and capital requirements for the full year 2011.

We have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies or any other material capital expenditures. However, we will continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments. We may not be able to obtain such financing on commercially reasonable terms, if at all. Due to the ongoing global economic crisis, we believe it may be difficult to obtain additional financing if needed. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Plan of Operation

We will continue to focus on the expansion of our operation, development of new products and increase new customers. Additionally, we are putting more effort to develop our distribution channels by hiring more sales agents and sales people. We presently have enough liquidity to meet our expansion plans. However, depending on growth, the Company may need additional funding in the future.

Currency Exchange Fluctuations

Aggregate net foreign currency transactions included in the income statement were gains of $1,728,002 and loss of $1,870, for the three months ended March 31, 2011 and 2010, respectively, and gains of $1,929,003 and a gain of $183,227 for the nine months ended March 31, 2011 and 2010, respectively primarily due to the decline of the value of the USD to the RMB.  The average rates of exchange from USD to RMB were 6.5783 to 1 and 6.8271 to 1 for the three months ended March 31, 2011 and 2010 or a 3.64% change, respectively, and 6.6689 to 1 and 6.8283 to 1 for the nine months ended March 31, 2011 and 2010 or a 2.33% change, respectively.

As of March 31, 2011, should the exchange rate of USD to RMB fluctuate by 1%, the Company would expect the impact on its financial statements to be approximately a $130,000 exchange gain or loss for each 1% in the exchange rate.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimated and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an on-going basis, we evaluate our estimates, including those related to property, plant and equipment, inventories, revenue recognition, accounts receivable, derivative warrant liability, warranty reserve, goodwill and intangibles, stock based compensation, and foreign currency transactions and translation. We base our estimates on historical experience and on various other market-specific assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ significantly from these estimates.

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Accounts Receivable

The accounts receivable incurred in the current reporting period was primarily due to the receivables from our local sales agents. The majority of our sales are to end customers who directly pay us instantaneously when they receive orders. The credit sale system has not been well established in the PRC. Our sale agreements with our customers provide that risk of loss passes to the customer upon delivery and that we accept product exchanges but we do not have a policy for product returns. Accordingly, we will recognize accounts receivable on a product sale if management determines that the product has been delivered or the sale is collectible, and an Allowance for Doubtful Accounts measures receivable recorded but not expected to be collected and estimates the value of those receivables believed to be uncollectible as matching principle.

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

Most of our products are sold to end customers directly and customers made the payment promptly. The Company may offer sales incentives and cash discounts. For the three and nine month period ended March 31, 2011 and 2010, the Company did not provide sales incentives to its customers or resellers.

Our end customers generally have the right to exchange products purchased from us, although we have no policy for return of products. At each period end, we determine the extent to which our revenues need to be reduced to account for exchange of products. Based on our historical experience with our customers, product exchange rarely happens. We have reserve against revenue recognized for product exchange. The consumer credit system has not been well established and recognized by sellers in the PRC. Except for our OEM sales, our end customers pay us instantaneously when they receive orders.

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

Foreign Currency Translation

The Company’s two operating subsidiaries maintain their financial statements in the functional currency, which is the Renminbi. Another subsidiary maintains its financial statements in the functional currency, which is Hong Kong Dollar. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

Recently Issued Accounting Pronouncements

The Company does not believe the recently issued accounting pronouncements would have material impacts on its financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of our Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

2	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

4	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

Date: May 23, 2011
/s/ Xin Sun
Xin Sun
Chief Executive Officer and Chief Financial Officer