Form 10-K/A
period 2010-06-30
China Health Industries Holdings, Inc.
filed 2011-07-18
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Amendment No. 3 to

FORM 10-K
(Mark One)

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

Registrant’s telephone number, including area code: 86-451-51719407

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

EXPLANATORY NOTE

In this Amendment No. 3 to the Annual Report on Form 10-K/A, we refer to China Health Industries Holdings, Inc., a Delaware corporation, as “we,” “us,” “our” or “the Company.”

We are filing this Amendment No. 3 to Annual Report on Form 10-K/A to amend certain disclosures in our Annual Report on Form 10-K for the year ended June 30, 2010, as originally filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2010 and amended on September 30, 2010 and December 9, 2010 (our “Report”).  The principal changes to our Report in this amendment are as follows:

•	We have revised our disclosure regarding chain-stores.

•	We have added disclosure regarding our research and development activities.

•	We have revised our disclosure regarding our sales.

•	We have included a consolidated statement of shareholders’ equity for the last two fiscal years in our financial statements.

We have also included the following documents as exhibits to this Amendment:

•	Technology Development Agreement, dated April 9, 2010, between Harbin Humankind Biology Technology Co. Limited and Shenyang Pharmaceutical University
•	Technology Development Agreement, dated May 20, 2010, between Harbin Humankind Biology Technology Co. Limited and Shenyang Pharmaceutical University

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this amendment contains new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

All other information contained in the Report remains unchanged.

This Amendment No. 3 to the Report continues to speak as of the date of the Report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 3 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report.  The filing of this Amendment No. 3 to the Report is not a representation that any statements contained in items of the Report other than that information being amended are true or complete as of any date subsequent to the date of the Report.

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

Our business is conducted through our PRC subsidiaries, Harbin Humankind Biology Technology Co., Limited and Harbin Huimeijia Medicine Company. Our products are primarily sold through conference marketing where we offer free healthcare lectures and market our products to the conference attendees.  We plan to develop chain-stores to sell our products and eventually sell our products over the internet.

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

We will focus on combining our products with traditional Chinese medicine, the creation of new products, and developing our B2C e-business and chain-stores. We plan to implement health management projects in our future chain-stores throughout China and establish a database of our clients’ health from data obtained from our B2C e-business and call center.

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

Our business is conducted through our PRC subsidiaries, Harbin Humankind Biology Technology Co., Limited and Harbin Huimeijia Medicine Company. Our products are primarily sold through conference marketing where we offer free healthcare lectures and market our products to the conference attendees.  We plan to develop chain-stores to sell our products and eventually sell our products over the internet.

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

Sales of Waterlilies Soft Capsule and Colon Cleanser Capsule continued to increase and contributed $21,039,948 to our sales revenue for the year ended June 30, 2010. The new products, Sleeping Beauty Capsule, Virility Max Capsule, Ruddy Cranule and Blood Cleanser Soft Capsule, have generated sales revenue of $7,534,877 for the year 2010. These products have a broader customer base and contributed a total of $28,574,825 in sales revenue.

Two products, Chao Bao Capsule and Jianwei Calcium Tablet, were discontinued in the year 2010. Because sales of these two products accounted for very small portion of our total sales revenue for 2009, their discontinuance has very little impact on our sales revenue.

Sales of Waterlilies Soft Capsule, Propolis, Black Ant and Colon Cleanser Capsule were made through conference marketing by our sales representatives. The sales and marketing efforts for these products are not different from other products. The main reason for the significant growth in sales of these products is that they are currently very popular products on the PRC health food market.

The Company’s products are sold to end consumers through its sales representatives. The increase in sales representatives will enlarge the Company’s customer base and increase sales of its products. Because the Company was in the phase of expanding its market in 2009, its sales and marketing expenses were relatively high. After its products were widely accepted by customers and the Company achieved an economy of scale, the percentage of sales and marketing expenses will relatively decrease.  Therefore, its sales & marketing expenses increased but at a slightly slower rate than its sales increase in 2010.

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

The percentage of raw materials cost to revenues increased from 31.56% in 2009 to 37.01% in 2010 due to the increase in price of materials.

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

The Company’s research and development activities are conducted by third parties. The Company enters into research and development agreements with third parties to develop new products.

On April 9, 2010, the Company entered into a technology development agreement with Shenyang Pharmaceutical University (“SPU”) for the development of a health food (“Agreement I”). Pursuant to Agreement I, SPU will develop a health food to improve hypoxia tolerance for the Company. SPU will also obtain a Certificate of Approval for Domestic Health Food (“Certificate of Approval”) for this new product on behalf of the Company. In return, the Company will pay SPU compensation and fees in the amount of RMB 2,000,000 (approximately $310,182). The Company will have proprietary rights of the new product and associated intellectual property rights. The agreement is valid for three years and an English translation of the agreement is filed as Exhibit 10.21 to Amendment No. 3 to Form 10-K.

On May 20, 2010, the Company entered into another technology development agreement with SPU for the development of a skincare product (“Agreement II”). Pursuant to Agreement II, SPU will develop a whitening, moisturizing and anti-aging skincare product for the Company and obtain necessary quality and hygiene certifications for the new product on behalf of the Company. In return, the Company will pay SPU compensation and fees in the amount of RMB 2,000,000 (approximately $310,182). The Company will have proprietary rights of the new product and associated intellectual property rights. The agreement is valid for three years and an English translation of the agreement is filed as Exhibit 10.22 to Amendment No. 3 to Form 10-K.

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

See accompanying notes to the consolidated financial statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30
	2010	2009
Cash flows from operating activities:

Net income (loss)	$13,254,171	$2,824,454

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities

Depreciation & amortization	79,388	74,513
Imputed interest	20,315	65,995
Wrote off intangible assets	-	289,636
Share-based compensation	4,750	-
Self-insured reserve	216,343	-

Changes in assets and liabilities -
(Increase) decrease in:

Accounts receivables and other receivables	(39,615)	(21,510)
Inventory	(33,870)	(43,527)
Prepaid expense	(3,839,539)	25,411
Accounts payable and other payables	(146,322)	3,836,508
Net cash provided by (used in) operating activities	9,515,621	7,051,480

Cash flows from investing activities:

Purchases/ (transfer) of fixed assets	(20,268)	(44,628)
Notes receivable	(2,937,461)	-
construction-in-progress	(152,804)	(10,519)
Net cash provided by investing activities	(3,110,533)	(55,147)

Cash flows from financing activities:
Contributed capital	-	1,464
Proceeds from related party debt	(783,144)	318,570
Net cash provided by financing activities	(783,144)	320,034

Effect of exchange rates on cash	328,317	42,652

Net increase (decrease) in cash and cash equivalents	5,950,261	7,359,019

Cash and cash equivalents, at beginning of year	7,394,270	35,251

Cash and cash equivalents, at end of year	$13,344,531	$7,394,270

Supplemental cash flow information
Cash paid for income tax	$3,310,900	$226,986

Noncash investing and financing activities
Adjustment of fixed asset value for wrote off	$-	$289,636

See accompanying notes to the consolidated financial statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common shares		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit)	Income	Equity

Balances, June 30, 2008	61,203,088	$6,120	$1,342,490	$(199,428)	$246,004	$1,395,186

Share issued to minority holders in reverse merger	1,031,649	103	(103)			-

Contributed capital			1,464			1,464

Imputed interest on shareholder loan			65,995			65,995

Net income for the year ended June 30, 2009				2,824,454		2,824,454

Other comprehensive income-Translation adjustment					15,297	15,297

Balances, June 30, 2009	62,234,737	$6,223	$1,409,846	$2,625,026	$261,301	$4,302,396

Stock based compensation	5,000	1	4,749			4,750

Imputed interest on shareholder loan			20,315			20,315

Net income for the year ended June 30, 2010				13,254,171		13,254,171

Other comprehensive income-Translation adjustment					328,317	328,317

Balance, June 30, 2010	62,239,737	$6,224	$1,434,910	$15,879,197	$589,618	$17,909,949

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

Harbin Humankind has a registered capital of $1,584,467. According to PRC laws, Harbin Humankind is required to appropriate a portion of its net income to its statutory reserve up to a maximum of 50% of its registered capital in the PRC. $792,234 is 50% of $1,584,467 (registered capital).

Although Harbin Humankind generated net income during this fiscal year, profitability and cash flows are uncertain in the near future. So the board of directors decided not to fund the statutory reserve at this time and reported it as reserve commitment. Starting this year, the Company will appropriate a portion of its net income to the statutory reserve.

Harbin Huimeijia has a registered capital of $146,876. Because this subsidiary has accumulating deficiency, no reserve appropriation is required.

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

10.7	Technology Transfer Agreement dated October 12, 2007 between the Company and Beijing Jindelikang Bio-Technology Co., Ltd.******

10.8	Purchase Agreement dated March 13, 2009 between the Company and Mr. Wang Shukui******

10.9	Loan Agreements between the Company and Xin Sun dated June 27, 2008******

10.10	Loan Agreements between the Company and Xin Sun dated August 21, 2008******

10.11	Loan Agreements between the Company and Xin Sun dated October 9, 2008******

10.12	Loan Agreements between the Company and Xin Sun dated October 27, 2008******

10.13	Loan Agreements between the Company and Xin Sun dated November 1,2008******

10.14	Loan Agreements between the Company and Xin Sun dated December 30, 2008******

10.15	Loan Agreements between the Company and Xin Sun dated January 22, 2009******

10.16	Loan Agreements between the Company and Xin Sun dated February 2, 2009******

10.17	Loan Agreements between the Company and Xin Sun dated February 22, 2009******

10.18	Loan Agreements between the Company and Xin Sun dated May 24, 2009******

10.19	Loan Agreements between the Company and Xin Sun dated June 17, 2009******

10.20	Share Transfer Agreement dated August 18, 2009 by and among Harbin Humankind Biology Technology Co. Limited and all shareholders of Heilongjiang Tiefeng Rice Company Limited.*******

10.21	Technology Development Agreement, dated April 9, 2010, between Harbin Humankind Biology Technology Co. Limited and Shenyang Pharmaceutical University

10.22	Technology Development Agreement, dated May 20, 2010, between Harbin Humankind Biology Technology Co. Limited and Shenyang Pharmaceutical University

16.1	Letter from Turner, Stone & Company, L.L.P. to the Securities and Exchange Commission dated April 2, 2008*****

21.1	List of Subsidiaries.****

31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed with the SEC on December 1, 2004.
**	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on February 20, 2008.
***	Incorporated by reference to the Company’s Current Report on Form Form 8-K filed with the SEC on October 24, 2007.
****	Incorporated by reference to the Company’s Current Report on Form 8-K and Form 8-K/A filed with the SEC on January 7, 2009.
*****	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2008.
******	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.
*******	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the SEC on December 9, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

/s/ Xin Sun
By: Xin Sun
Title: Chief Executive Officer
Date: July 18,2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Xin Sun
By: Xin Sun
Title: Chief Executive Officer, Chief Financial Officer and sole director
Date: July 18, 2011