Form 10-K
period 2011-06-30
China Health Industries Holdings, Inc.
filed 2011-09-28
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K
(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of  December 31, 2010 was approximately $16,080,156.95 (29,236,649 shares of common stock held by non-affiliates)  based upon the closing price of the common stock as quoted by OTC Bulletin Board on such date.

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

As of September 26, 2011, there are presently 62,239,737 shares of common stock, par value $0.0001 issued and outstanding.

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

PART I

Item 1.  Business.

Our History and Corporate Structure

We were incorporated in the state of Arizona on July 11, 1996 and were the successor of the business known as Arizona Mist, Inc. which began in 1989. On May 9, 2005, we entered into a Stock Purchase Agreement and Share Exchange (effecting a reverse merger) with Edmonds 6, Inc. (“Edmonds 6”) and our name was changed to Universal Fog, Inc. Edmonds 6 was incorporated on August 19, 2004 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pursuant to this agreement, Universal Fog, Inc. (which has been in continuous operation since 1996) became a wholly-owned subsidiary of Edmonds 6.

We began manufacturing systems for outdoor cooling in Arizona and quickly expanded to distribute throughout the United States.  Our primary product was a misting system which consisted of a high pressure pump assembled to specifications.

Pursuant to the Securities Purchase Agreement dated as of September 10, 2007 between the Company, Thomas Bontems (“Bontems”) and Xin Sun, we experienced a change in control whereby Xin Sun acquired a total of 22,000,545 shares of common stock of the Company from Bontems and the Company issued 2,061,200 shares of common stock of the Company to Xin Sun , such that upon consummation of the agreement, Xin Sun held an aggregate of 24,061,745 shares, or 51.53% of the total issued and outstanding shares of common stock of the Company on a fully-diluted basis.

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

As a result of the above, China Health Industries Holdings Limited is now our wholly-owned subsidiary. Because Harbin Humankind Biology Technology Co., Limited (“Harbin Humankind”) is a wholly-owned subsidiary of China Health Industries Holdings Limited and Harbin Huimeijia Medicine Company (“Huimeijia”) is in turn a subsidiary 99% of whose shares are owned by Harbin Humankind, both Harbin Humankind and Huimeijia are our indirect owned subsidiaries.

Business Overview

Harbin Humankind was incorporated in the People’s Republic of China (“PRC”) on December 14, 2003 and completed its Good Manufacturing Practice (“GMP”) certification on April 24, 2007.  It is in the business of manufacture and sales of health products, “green” (or organic) food and the detection of disease susceptibility or pre-disposition through genetic studies.

Huimeijia was incorporated in the PRC on October 14, 2008. Huimeijia completed its GMP certification on July 23, 2009 and will produce and sell our medical drugs.

Our business is conducted through our PRC subsidiaries, Harbin Humankind and Huimeijia. Our products are primarily sold through conference marketing where we offer free healthcare lectures and market our products to the conference attendees.  We plan to develop chain-stores to sell our products and eventually sell our products over the internet.

Products

We presently have, through Huimeijia, the license to manufacture 19 medical drugs and have obtained a State Drug Approval Issue number for each of these drugs.  Huimeijia completed its GMP certification on July 23, 2009 and is now authorized to commercially manufacture and sell medical drugs.

We have, through Harbin Humankind, the license to manufacture and sell two health supplement products which have a State Good Health Issue number assigned to each product (as provided below).  In addition, Harbin Humankind distributes and sells 52 kinds of health food.

We are licensed to sell our products, including our medicine drugs only in the PRC.

(i)	Health Supplements

Our “QunLe” brand Sailuozhi soft capsule, which is made from frog oil, soybean isoflavone, procyanidine (made from grape seeds) and vitamin C, is for freckle removal and supplementing the water content of the skin. The certification number issued by the State Food and Drug Administration on August 29, 2007 is 2007B0837.

On May 12, 2010, we received a patent for this product (200610010394.4) under the name “Run Chao” (which has now been changed to “Qunle”) with the National Bureau of Intellectual Property and the application was approved in May 2010.

Pursuant to a Technology Transfer Agreement dated October 12, 2007, we purchased a health product known as “Kindlink” brand propolis and black ant capsule made from propolis, black ant, acanthopanax, astragalus root from Beijing Jindelikang Bio-Technology Co., Ltd (“Jindelikang”). The change of the ownership has been approved by the State Food and Drug Administration.  This product is consumed to boost one’s immunity. The certification number issued by the State Food and Drug Administration on August 20, 2004 for the license to manufacture the product is GuoShiJianZi G20040906.We have no continuing obligations under the Technology Transfer Agreement.

(ii)	Health Food and Organic “Green” Food

Our health and organic “green” food products include (i) abalone, sea cucumber and frog oil soft capsules (Serial Number 016-2007), (ii) ganodermalucidum and aweto soft capsules (Serial Number 017-2007), (iii) propolis soft capsules, (iv) deep sea fish oil (Serial Number 012-2006),  (v) liquid calcium (Serial Number 013-2006),  (vi) multi-vitamins (Serial Number  010-2007), (vii) soybean isoflavone (Serial Number 012-2006)  and (viii) royal jelly (Serial Number 011-2006), (ix) Sleeping Beauty Capsule, (x) Virility Max Capsule, (xi) Ruddy Granule, (xii) Blood Cleanser Soft Capsule, (xiii) Colon Cleanser Capsule, and (xiv)Energy Elemental Power.

The major suppliers of raw materials for these products in the fiscal year 2011 are:

	Name of		Purchases in 2011	% of Purchases
	Supplier	Products Supplied	(in dollars)	in 2011

1	Shukui Wang	Raw materials	19,784,903	60.63%
2	Shanxi Senfu Biotechnology Co., Ltd	Raw materils	6,963,353	21.34%
3	Zhiyun Zheng	Package supplies	3,164,204	9.70%
4	Degang Zhao	Raw materials	1,388,974	4.26%

For the fiscal year 2011, Mr. Wang Shukui was our biggest supplier of raw materials. The Company typically signs monthly purchase orders with its suppliers and a sample of such purchase order with Mr. Wang is found in exhibit 10.8 hereto. All purchase orders with Mr. Wang in fiscal year 2011 are on similar terms. Delivery of goods is against payment. The cost of delivery is borne by the supplier. Parties have an opportunity to inspect the goods on delivery and the Company may raise any objection to the goods within 30 days of delivery. In the event of any dispute of quality, the inspection results of the municipal drug administration shall be the final determining factor. Neither party may modify or terminate the contract of sale unilaterally.

(iii)	Medical Drugs

Huimeijia purchased the license of Harbin Dong Feng Medicine Company to manufacture 19 medical drugs on September 16, 2008. Huimeijia is now the registered owner of the license, approved by the Heilongjiang Food and Medicine Supervising Bureau.

A description of these 19 medical drugs is as follows:

Serial
No	Product	Efficacy*
1	Stomach-Tonic Tablets	Invigorating stomach and relieving pain. Used in the treatment of pain from stomach distention, eructation with fetid odor and fecal disorders caused by gasterasthenia and dyspeptic retention.

2	Pediatric Compound Sulfamethoxazole Tablets (0.125g)
Used in the treatment of 1. Urinary tract infection caused by sensitive strains of Escherichia coli, Klebsiella, Enterobacter, Proteus mirabilis, Bacillus proteus and Proteus morganli. 2. Acute otitis media in children over 2 years old caused by Streptococcus pneumoniae or Hemophilus influenza. 3. Acute episode of adult chronic bronchitis caused by Streptococcus pneumoniae or Hemophilus influenza. 4. Intestinal infection and Shigella infection caused by sensitive strains of Shigellaflexneri and Shigellasonnei. 5. Pneumonia caused by Pneumocystis carinii. 6. Prevention of pneumonia caused by Pneumocystis carinii. This product can be used for patients with a history of pneumonia caused by Pneumocystis carinii or adult HIV-infected patients whose CD4 lymphocyte count is dult HIV-infected patients whose CD4 lymphocyte countTurista caused by enterotoxicEscherichia coli.

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

6	Paracetamol Tablets	Used for fever caused by common cold or epidemic influenza and also for relieving light and moderate pain such as headache, arthralgia, migraines, tooth ache, courbature, neuralgia and menalgia.
7	Pediatric Paracetamol, Artificial Cow- bezoar and Chlorphenamine Maleate Tablets	Used to relieve fever, headache, aching pain in extremities, sneezing, rhinorrhea, nasal obstruction, pharyngodynia and other symptoms in children caused by common cold or epidemic influenza.

8	Compound Theophylling Hydrochloride Tablets	Used to treat bronchial asthma.

9	Powerful Loquat Syrup	Used for the treatment of coughing and reduction of sputum caused by bronchitis.

10	Purple Orange Cough Syrup	Relieving cough and eliminating sputum. Used to relieve coughing and excessive phlegm as well as expectoration.

11	Cough Syrup of Loquat Leaf	Used to clear lungs, relieve coughs and eliminate sputumand excessive phlegm.

12	Children’s Cough Syrup	Eliminating phlegm and relieving cough. Used to relieve coughs caused by the common cold in children.

13	Pentoxyverine Citrate and Ammonium Chloride Syrup	Used for cough and expectoration.

14	Schisandra Syrup	Tonifying vital energy and invigorating the kidneys. Used in the treatment for neurastheria, dizziness and insomnia.

15	Ginseng Oral Liquid
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

E-business

We are in the process of building the infrastructure to conduct our business over the internet. A B2C e-business call and sales center has been established and will become an integral part of our distribution channel in the future. We have employed graduates from Tsinghua University, Harbin Industry University and Harbin Engineering University to develop the ERP, CRM and OA software for our e-business. OA software has been used in our daily operation. The Company plans to sell its products via internet in 2012.

Our Customers

For the fiscal year ended June 30, 2011, we had sales revenue of $62,779,978.

Our top ten customers (of which none contributed to more than 5% of our total sales) are:

			Sales in	% of
	Name of		2011	Sales
	Customer	Products Sold	(in dollars)	in 2011

1	Yufeng Shen	Energy Elemental Powder, Virility Max Capsule, Sleeping Beauty Capsule, Blood Cleanser Soft Capsule, Ruddy Granule, Waterlilies Soft Capsule, and Colon Cleanser Capsule	3,767,379	6.00%
2	Haiping Li	Energy Elemental Powder, Virility Max Capsule, Sleeping Beauty Capsule, Blood Cleanser Soft Capsule, Ruddy Granule, Waterlilies Soft Capsule, and Colon Cleanser Capsule	3,573,337	5.69%
3	Xinting Mou	Energy Elemental Powder, Virility Max Capsule, Sleeping Beauty Capsule, Blood Cleanser Soft Capsule, Ruddy Granule, Waterlilies Soft Capsule, and Colon Cleanser Capsule	2,167,221	3.45%
4	Ping Li	Energy Elemental Powder, Virility Max Capsule, Sleeping Beauty Capsule, Blood Cleanser Soft Capsule, Ruddy Granule, Waterlilies Soft Capsule, and Colon Cleanser Capsule	267,563	0.43%
5	Jianfeng Dong	Energy Elemental Powder, Virility Max Capsule, Sleeping Beauty Capsule, Blood Cleanser Soft Capsule, Ruddy Granule, Waterlilies Soft Capsule, and Colon Cleanser Capsule	253,989	0.40%
6	Li Na	Energy Elemental Powder, Virility Max Capsule, Sleeping Beauty Capsule, Blood Cleanser Soft Capsule, Ruddy Granule, Waterlilies Soft Capsule, and Colon Cleanser Capsule	49,936	0.08%
7	Lin Kangcai	Energy Elemental Powder, Virility Max Capsule, Blood Cleanser Soft Capsule, Waterlilies Soft Capsule, and Colon Cleanser Capsule	48,783	0.08%
8	Wang Li	Energy Elemental Powder, Virility Max Capsule, Sleeping Beauty Capsule, Blood Cleanser Soft Capsule, Ruddy Granule, Waterlilies Soft Capsule, and Colon Cleanser Capsule	48,699	0.08%
9	Liu Baoshan	Energy Elemental Powder, Virility Max Capsule, Sleeping Beauty Capsule, Blood Cleanser Soft Capsule, Ruddy Granule, Waterlilies Soft Capsule, and Colon Cleanser Capsule	44,720	0.07%
10	Ye Xiaoquan	Energy Elemental Powder, Virility Max Capsule, Blood Cleanser Soft Capsule, Waterlilies Soft Capsule, and Colon Cleanser Capsule	43,391	0.07%
	TOTAL		10,265,020	16.35%

Manufacture

We manufacture our products on a plot of land located in Jin Xing Industrial Park, Songbei District, Harbin. On June 7, 2004, the Company entered into a Land Use Purchase Contract with the local government, pursuant to which the Company agreed to purchase the right to use a piece of land, approximately 8 acres (32,000 square meters), located in Harbin County, Heilongjiang Province for commercial purposes for a fifty-year period from June 7, 2004 through June 6, 2054, for $637,261 (RMB5,248,000), which the Company has fully paid to the government on June 13, 2004. The Department of Housing and Urban Development of Harbin City approved this transaction. The Company is in the process of applying for the title certificate from the local government. The manufacturing facility on the land is 4,000 square meters and there are five production lines which is sufficient for our purposes. We package our products in bottles, plastic containers and aluminum foil bags there.

We also plan to build a gene laboratory to conduct gene studies, drug screening and the development of new drugs and a new factory to manufacture our products. We have budgeted construction costs to be approximately $12,377,195 (RMB 80,000,000).  We have already purchased a 50-year right to use a piece of land from the Harbin Songbei District Construction and Development Management Committee for this purpose.  The plot of land is approximately 30,000 square meters and is located in the Duiqing Mountain Industrial Park, Harbin.  The full price of the land is $4,873,520 (RMB 31,500,000) and we have already paid $3,249,014 (RMB21,000,000).  The remaining $1,624,506 (RMB10,500,000) shall be paid prior to the registration of our land use right with local authorities.

Our Development Strategy

We will continue the production and sale of our “Qunle” brand Sailuozhi soft capsules in 2012.

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

The Future

Within the next ten years, our goal is to:

1.   Increase product coverage in target markets; achieve 20%-30% coverage

Our target market is the health industry market. Presently, we believe that our product coverage is approximately 0.2%.We plan to open distribution stores in different provinces of China to expand our coverage. We also plan to sell our products through B2C websites to our customers.

2.   Enter into the medicine, health product, health industry top 500 companies in the PRC

Currently, we are not ranked in the top 500 medicine, health product and health industry companies in the PRC. We believe that if our projected increase in revenue is achieved, we will achieve our goal of becoming one of the top 500 medicine, health product, health industry companies in China.

3.   Form a diversified management group

Currently, our management group comprises people graduated from the most prestigious universities in the PRC, such as Tsinghua University and Remin University of China. We plan to further diversify management group by hiring talent both in the PRC and abroad.

4.   Create an internationally famous brand

Currently, our products are sold under the brand names Qunle and Kindlink in the PRC. Our goal is eventually to expand our sales abroad to countries such as the United States of America, Russia, and Eastern Europe and South-east Asian countries.

5.   Enter into the international market

Currently, we sell our products only in the PRC. We plan to sell our products to Russia, East Europe, and Southeast Asia in the future.

Our Business Plan

The plans designed to meet our sales and profit targets include:

☐	Manufacturing :

(a)	improving the manufacturing techniques and staff training;
(b)	guaranteeing high quality material supply;
(c)	strengthening the working procedure controls;
(d)	implementing GMP * to ensure a compliant standard in the food and medical industries;
(e)	ensuring that all employees have adequate training in health regulations

☐	Marketing: Adopt an effective marketing mode to:

(a)	utilize direct distribution of products to chain stores nationwide;
(b)	build business alliances with well-known enterprises to create private label brands;
(c)	expand the marketing of our products beyond the traditional methods;

☐	Product Distribution:

(a)	enlarge our sales and marketing force while developing new markets;
(b)	strengthen the distribution channel by developing promotion strategies and participating in trade shows;
(c)	develop 3-5 new products to market each year;
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

The Market for Healthcare and Beauty Products

The health product industry is one of the mainstay industries in the PRC, since it has a high level recognition and importance. Recently there have been new policies for health products, which control quality, manufacturing, manufacturing environments and techniques. With the PRC’s large and aging population there will be a steady demand for healthcare products. It is predicted that the healthcare and beauty industry will flourish over the next 50 years.

The Healthcare Product Market in the PRC

At present, the PRC healthcare market is growing rapidly and the demand for Chinese medicine and healthcare products has doubled every year. According to certain estimates, the PRC is the world’s fifth largest healthcare product market and by the year 2020, the size of the PRC healthcare product market may exceed the United States and become the number one largest healthcare market.

Production: According to certain estimates, approximately 5,500 healthcare manufacturers and companies have passed the PRC GMP standards. This includes over 500 Sino-Foreign Joint Ventures.  At present, we estimate that the PRC can produce approximately 40 chemical pharmaceutical preparations, approximately 4,000 varieties, and over 1,500 varieties of chemical pharmaceutical raw materials.

Sales: According to “Forecasts for China’s Medical Economy in 2010” published by the South Economic Research Institute of the State Food and Drug Administration, at present, 80% of Chinese medicines are sold at hospitals and about 20% at retail drugstores.

  The Healthcare Product Market in Heilongjiang Province, PRC

The healthcare product industry is the major industry in Heilongjiang Province. Harbin Pharmaceutical Group Health Technology has been the market leader in the PRC for many years. According to a study conducted by Harbin Pharmaceutical Group in 2008, over the last 10 years products of the Harbin Pharmaceutical Group Sixth Pharm Factory, and Flaming Sun Group have been among the most popular healthcare foods and products in the PRC.

Competition in the Healthcare Products Industry

We believe our competitors are:

Harbin DaZhong Pharmaceutical Co., Ltd.
Harbin ShenXinJianKang Co., Ltd.
Tsinghua Unisplendour Corporation Limited
Yeecare Company

Our Competitive Advantages and Strategy

We believe that we have the following competitive advantages over our competitors:

☐	We have more categories of products and a diversified production line.
☐	We have lower cost and operating expenses.
☐	We have a strong and effective research and development team.
☐	We are a self-owned enterprise, and have the support of the local government.
☐	We have a geographical advantage being located in Heilongjiang Province, the center of the healthcare industry in the PRC.
☐	As a new-styled industrial enterprise, we enjoy some financial support from the local government.

Sales and Marketing

We plan to open more such stores throughout the PRC.  Customers who are members of our stores will enjoy discount off our products and services. Complementing these stores, we plan to develop a 24-hour delivery system for our B2C e-business.

We have budgeted approximately $1,000,000 for advertising and promotion for the current fiscal year.

Intellectual Property

We have received a patent (200610010394.4) for our “Qunle” brand Sailuozhi soft capsule from the National Bureau of Intellectual Property.  We had initially applied for and used the trade name of “RunChao” soft capsules but the trade name was changed to “Qunle”, and the change has been approved by the National Bureau of Intellectual Property.

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

We have the following seven trademarks:

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
			Harbin Humankind	7/21/2009 to 7/20/2019

“KDLK”	No.3230404	No.5 : Food preparations adapted for medical purposes; Dietetic foods adapted for medical purposes; Dietetic substances adapted for medical use	Harbin Humankind	9/28/2003 to 9/27/2013

We have the right to use the following patent under the approval of National Bureau of Intellectual Property:

Name of Invention Patent	Inventor	Patent No.	Authorization Announcement Date	Owner
Runchao Soft Capsule and Its Manufacturing Method	Xin Sun	ZL200610010394.4	May 12, 2010	Xin Sun

Regulation

The laws governing our business are as follows:

☐	Pharmaceutical administration law of the PRC enacted January 12, 2001
☐	Healthcare registration and administration law, enacted January 7, 2005
☐	Measures for the Administration of Pharmaceutical Trade License, enacted January 4, 2004
☐	Measures for the Supervision Over and Administration of Pharmaceutical Production, enacted May 8, 2004
☐	Food Safety Law of the PRC, enacted June 1, 2009

☐	Regulation on the Implementation of the Food Safety Law of the PRC, enacted July 20, 2009
☐	Regional regulation: Heilongjiang Regional Medicinal Materials Resource Protection Bylaw, enacted January 8, 2005

In the PRC, a Good Manufacturing Practice Certification (“GMP Certification”) is required for companies that produce medical drugs and health supplements.  It is also required to market our medical drugs and health supplements. According to the Administrative Rules of Drug Manufacturing and Certification issued by the State Food and Drug Administration of the PRC on September 7, 2005, the State Food and Drug Administration is responsible for the review and issuance of GMP Certification. To obtain a GMP Certification, a company shall submit its application; the State Food and Drug Administration will then conduct a technical review of the application materials; if such company passes the technical review, the State Food and Drug Administration will inspect the manufacturing site. The State Food and Drug Administration also conducts follow-up inspections on the manufacturing site. After the issuance of the GMP Certification, the State Food and Drug Administration may inspect the manufacturing site from time to time. The GMP Certifications of our wholly owned subsidiaries, Harbin Humankind and Huimeijia, are valid through February 14, 2011 and July 22, 2014, respectively. Once GMP Certification is obtained, we would be able to manufacture and market our products without further governmental approval.

Employees

We have 82 employees including 8 officers, 16 administrators, 44 salespersons and 14 workers in manufacturing. We believe that we are in compliance with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees.

We also have 39 independent workers for packing.

Item 1A.        Risk Factors.

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below and other information contained in this Annual Report on Form 10-K before to deciding to invest in our common stock.

Our future revenue will be derived from the sale and manufacture of healthcare products and medical drugs. Our business, financial condition and/or results of operations may be materially adversely affected by the nature and impact of these risks. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of their investment. Please refer to the information contained under “Business” in this report for further details pertaining to our business and financial condition.

Risks Related To Our Company

If the Company does not obtain financing when needed, its business will fail.

As of June 30, 2011, we had cash and cash equivalents on hand in the amount of $ 23,744,820 (audited). We predict that we will need approximately $ 30 million to implement our business plan and meet our capital expenditure needs over the next three years.  We currently do not have any arrangements for additional financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for our products, production costs, availability of credit, prevailing interest rates and the market prices for our common stock.

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

The Company does not carry insurance to cover any losses due to fire, casualty or theft at our production facility located in Harbin, PRC.

We have not obtained fire, casualty or theft insurance and there is no insurance coverage for our raw materials, goods, merchandise, furniture or building located in the PRC. Any losses incurred by us will have to be borne by us without assistance. We may not have sufficient capital to cover material damage, or the loss of, our production facility due to fire, severe weather, flood or other cause. Such damage would have a material adverse effect on our financial condition and business operation.

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

Risks Related to the Healthcare Businesses

There are risks of increasing regulation of the healthcare industry in the PRC and internationally that could have a material adverse impact on our business.

In the next 20 years, our central government as well as international regulatory bodies will focus more attention on the healthcare and beauty industry. As a result, our enterprise will have to satisfy both PRC regulations and international regulations applicable to our industry. The cost of compliance may be high and may make the production of some healthcare and beauty products too expensive to successfully market. In such event, our business could be negatively impacted and revenues and earnings could decline.

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

Foreign companies often have more capital, superior technology and well developed business strategies when they come to compete in the PRC market.  They threaten our existence and we must develop systems and strategies to deal with them or we will go out of business. The protectionism of domestic industry that once existed is gone when it comes to international competitors.

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

As a result of the closing under the Securities Purchase Agreement, our sole executive officer, Mr. Xin Sun, will have the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

☐	Electing or defeating the election of directors;
☐	Amending or preventing amendment of the Company’s Certificate of Incorporation or By-laws;
☐	Effecting or preventing a merger, sale of assets or other corporate transaction; and
☐	Controlling the outcome of any other matter submitted to the stockholders for vote.

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

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public entity, we expect these new rules and regulations to increase compliance costs in 2012 and beyond and to make certain activities more time consuming and costly. As a public entity, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve as directors or as executive officers.

If we fail to continue recruiting professional personnel with rich experience in U.S. GAAP and internal controls and procedures for financial reporting, our ability to provide accurate financial statements in a timely manner and comply with the requirements of the U.S. GAAP and internal controls and procedures for financial reporting could be impaired, which could cause our stock price to decrease substantially.

Our businesses are operated through our PRC subsidiaries, which are obligated to maintain financial books and records in accordance with the PRC Accounting Standards (“PRC GAAP”). We convert our financial statements according to the U.S. GAAP for SEC reporting and information disclosure. Because none of our employees have adequate training and experience in U.S. GAAP, we rely on a financial consultant for financial reporting including the conversion of books and records from PRC GAAP to U.S. GAAP. However, our financial consultant has not completed any formal training in the establishment, testing, and maintenance of internal controls and procedures for financial reporting.

As a result, the progress and result of our financial reporting may be affected by our limited experience and knowledge in U.S. GAAP and internal controls and procedures for financial reporting. We plan to take measures to improve our knowledge and experience in U.S. GAAP and internal controls and procedures for financial reporting, include hiring a chief financial officer with U.S. Certified Public Accountant qualification, U.S. GAAP and SEC reporting experience and taking other measures. However, if we fail to continue recruiting professional personnel with rich experience in U.S. GAAP and internal controls and procedures for financial reporting, we may not be able to provide accurate financial statements in a timely manner or comply with the U.S. GAAP as it applies to us. The investor confidence in our Company and the market price of our common stock may be adversely affected by such failure.

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

There may be risks associated with China Health’s becoming public through a share exchange. Specifically, securities analysts of major brokerage firms may not provide coverage of the Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of the Company.

Risks Relating to the Common Stock

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

☐	Additions or departures of key personnel;
☐
Limited “public float” following the Securities Purchase Agreement, in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for the common stock;

☐	Our ability to execute our business plan;
☐	Operating results that fall below expectations;
☐	Loss of any strategic relationship;
☐	Industry developments;
☐	Economic and other external factors; and
☐	Period-to-period fluctuations in the Company’s financial results.

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

We manufacture our products on a plot of land located in Jin Xing Industrial Park, Songbei District, Harbin. On June 7, 2004, the Company entered into a Land Use Purchase Contract with the local government, pursuant to which the Company agreed to purchase the right to use a piece of land, approximately 8 acres (32,000 square meters), located in Harbin County, Heilongjiang Province for commercial purposes and a fifty-year period June 7, 2004 through June 6, 2054, for $637,261 (RMB5,248,000), which the Company has fully paid to the seller on June 13, 2004. The Department of Housing and Urban Development of Harbin City approved this transaction. The Company is in the process of applying for the title certificate from the local government. The manufacturing facility on the land is 4,000 square meters and there are five production lines which is sufficient for our purposes. We package our products in bottles, plastic containers and aluminum foil bags there.

We also plan to build a gene laboratory to conduct gene studies, drug screening and the development of new drugs and a new factory to manufacture our products. We have budgeted construction costs to be approximately $12,377,195 (RMB 80,000,000).  We have already purchased a 50-year right to use a piece of land from the Harbin Songbei District Construction and Development Management Association for this purpose.  The plot of land is approximately 30,000 square meters and is located in the Duiqing Mountain Industrial Park, Harbin.  The full price of the land is $4,873,520 (RMB 31,500,000) and we have already paid $3,249,014 (RMB21,000,000).  The remaining $1,624,506 (RMB10,500,000) shall be paid prior to the registration of our land use right with local authorities.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded over-the-counter on the OTC Bulletin Board under the designation CHHE.OB (previously UFOG.OB) and the market for the stock has been relatively inactive. The range of high and low bid quotations for the quarters of the last two years ended June 30, 2011 and the subsequent interim period for which financial statements are included is listed below. The quotations are taken from the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Calendar Quarter	High Bid	Low Bid

Fiscal Year ended June 30, 2010
First Quarter	$0.20	$0.11
Second Quarter	$0.65	$0.20
Third Quarter	$1.25	$0.70
Fourth Quarter	$1.12	$0.78

Fiscal Year ended June 30, 2011
First Quarter	$0.99	$0.70
Second Quarter	$0.92	$0.50
Third Quarter	$0.93	$0.51
Fourth Quarter	$1.78	$0.30

As of September 26, 2011, we had approximately 371 shareholders of record of our common stock, including the shares held in street name by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Securities authorized for issuance under equity compensation plans

As of the date of this annual report, we do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

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

Penny Stock Regulations

Our shares of common stock are subject to the “penny stock” rules of the Securities Exchange Act of 1934 and various rules under this Act. In general terms, “penny stock” is defined as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rules provide that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC, issued by a registered investment company, and excluded from the definition on the basis of price (at least $5.00 per share), or based on the issuer’s net tangible assets or revenues. In the last case, the issuer’s net tangible assets must exceed $3,000,000 if in continuous operation for at least three years or $5,000,000 if in operation for less than three years or the issuer’s average revenues for each of the past three years must exceed $6,000,000.

Trading in shares of penny stock is subject to additional sales practice requirements for broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 (or $300,000 together with their spouse), and certain institutional investors. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of the security and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock, to the extent it is penny stock, and may affect the ability of shareholders to sell their shares.

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

Our History and Corporate Structure

The Company was incorporated in the state of Arizona on July 11, 1996 and was the successor of a business known as Arizona Mist, Inc. which began in 1989. On May 9, 2005, the Company entered into a stock purchase agreement and share exchange (effecting a reverse merger) with Edmonds 6, Inc. (“Edmonds 6”) and our name was changed to Universal Fog, Inc. Edmonds 6 was incorporated on August 19, 2004 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pursuant to this agreement, Universal Fog, Inc. (which has been in continuous operation since 1996) became a wholly-owned subsidiary of Edmonds 6.

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

On December 31, 2008, we acquired the business of Harbin Humankind Biology Technology Co. Limited through the acquisition of all the shares of China Health Industries Holdings Limited under the share exchange agreement dated October 15, 2007.

As a result of the above, China Health Industries Holdings Limited is now our wholly-owned subsidiary. Because Harbin Humankind Biology Technology Co., Limited (“Harbin Humankind”) is a wholly-owned subsidiary of China Health Industries Holdings Limited and Harbin Huimeijia Medicine Company (“Huimeijia”) is in turn a subsidiary whose 99% of shares are owned by Harbin Humankind, both Harbin Humankind and Huimeijia are our indirectly owned subsidiaries.

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

Huimeijia was incorporated in the PRC on October 14, 2008.  Huimeijia completed its GMP certification on July 23, 2009 and produces and sells our drugs.

Our business is conducted through our sales agents and sales personnel. We sell our products to the sales agents and sales personnel, and our sales agents and sales people then sell our products to the customers. We have sales agents located in Jiang Su, Zhe Jiang, Gan Su, Shanghai and An Hui Provinces. Our sales through agents in Zhe Jiang, Jiang Su and Gan Su Provinces accounted for 6%, 6% and 3% of our total sales respectively. We expect to sell our products over the internet eventually.

We have, through Humankind, licenses to manufacture and sell two health supplement products, each of which has a State Good Health Issue Number assigned to it (as provided below). In addition, Humankind distributes and sells 52 kinds of health food.

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

Pursuant to a technology transfer agreement dated October 12 (“Technology Transfer Agreement”), 2007, we purchased one other health product known as “Kindlink” brand propolis and black ant capsule made from propolis, black ant, acanthopanax, astragalus root from Beijing Jindelikang Bio-Technology Co., Ltd. (“Jindelikang”). The change of the ownership has been approved by the State Food and Drug Administration. This product is consumed to boost one’s immunity. The certification number issued by the State Food and Drug Administration on August 20, 2004 for the license to manufacture the product is GuoShiJianZi G20040906.We have no continuing obligations under the Technology Transfer Agreement.

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

Results of Operations

For the years ended June 30, 2011 as compared to June 30, 2010

	June 30, 2011	Variance	June 30, 2010
REVENUES
Product Sales	$62,779,978	45.64%	$43,105,972
Total revenues	$62,779,978	45.64%	43,105,972

COST OF GOODS SOLD
Cost of goods sold	$33,335,334	65.35%	$20,160,420
Gross Profit	$29,444,644	28.32%	$22,945,552

Total revenues increased by 45.64% in the year ended June 30, 2011 compared to the same period in 2010. The $19,674,006 increase in revenues is attributable to growth in product sales. This growth in product sales was attributable to increased sales volume and our efforts to continue to develop our distribution channels by hiring additional sales agents to ensure that our products and their benefits are introduced to those making or influencing the purchasing decisions.

Our cost of sales increased $13,174,914, or 65.35% in the year ended June 30, 2011 compared to the same period in 2010. The costs increased as a result of the increased sales and the increase of raw material costs.

Our gross margin decreased 6.33% from 53.23% for the year ended June 30, 2010 to 46.90%   for the year ended June 30, 2011. This decrease was primarily attributable to an increase in the raw material costs. Due to high inflation in the PRC, the prices of many of our raw materials have increased. We seek to establish relationships with more suppliers to lower our raw material costs.

Sales by Product Line

A break-down of our sales by major product line for the year ended June 30, 2011 and 2010 is as follows:

	For the Years Ended June 30,
	2011			2010
Product Category*	Quantity (Unit)	Sales US$	% of Sales	Quantity (Unit)	Sales US$	% of Sales
Sleeping Beauty Capsule	128,839	1,870,451	2.98%	102,951	1,544,548	3.58%
Ruddy Granule	144,383	4,160,022	6.63%	69,868	2,096,424	4.86%
Virility Max Capsule	361,059	8,791,463	14.00%	122,945	1,537,094	3.57%
Blood Cleanser Soft Capsule	179,858	5,234,072	8.34%	78,546	2,356,811	5.47%
Abalone, Sea cucumber and Frog oil soft capsule				11,733	2,523,057	5.85%
Ganoderma lucidum and Aweto Soft Capsules				8,640	1,857,940	4.31%
Energy Elemental Powder	86,211	1,023,676	1.63%

Propolis and Black Ant Capsule				52,667	4,859,420	11.27%
Waterlilies Soft Capsule(Sailuozhi)	322,856	29,590,125	47.13%	130,730	17,290,732	40.11%
Colon Cleanser Capsule	378,495	12,110,169	19.29%	202,731	9,026,882	20.94%
OEM Sales					13,064	0.03%
Total		62,779,978	100%		43,105,972	100%

*All of the products are manufactured by the Company.

The Company has discontinued 3 product lines around January 2010, even though the Company has a high gross profit on these 3 products. However, due to the fact that the raw materials for these 3 products are rare and hard to obtain with an ideal price, the Company decided to discontinue these 3 products.

Operating Expenses

The following table summarizes our operating expenses for the years ended June 30, 2011 and 2010, respectively:

	For the Years Ended June 30,
	2011	Variance	2010
Operating Expenses
Selling , General and Administrative expenses	$6,000,090	11.12%	$5,399,736
Depreciation and amortization	46,578	(41.33%)	79,388
Total operating expenses	$6,046,668	10.36%	$5,479,124

Total operating expenses for the year ended June 30, 2011 increased $600,354 or 11.12% over the same period in 2010. The higher operating expenses were primarily attributable to the increased costs of marketing and distribution of our products due to our increased product sales.

Interest Income and interest expense

Interest income is $227,837 for the year ended June 30, 2011 and $226,536 for the year ended June 30, 2010.

We incurred imputed interest expenses in the amount of $27,317 on the loans payable to Mr. Sun Xin, the executive officer and major shareholder of our Company. These loans are unsecured, non-interest bearing and have no fixed terms of repayment.

Income Taxes

Income taxes increased $1,477,034 for the year ended June 30, 2011 compare to the same period in 2010. The increase was primarily attributable to increased income before income taxes in the amount of $5,896,858.

2012 Outlook

We anticipate our total revenues in 2012 versus 2011 to increase by 20% or approximately $12.5 million with growth in all categories of our product sales. Our gross profit margin in 2012 is expected to be approximately 47% due to increased raw material costs resulting from inflation. We estimate our overall 2012 net profit margin to be approximately 26%. However, there is no assurance that these predictions will be reached.

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

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of June 30, 2011 and 2010 and for each year then ended:

	2011	2010

As of June 30:
Cash and cash equivalents	$23,744,820	$13,344,531
Working capital	$31,774,310	$12,839,798
Inventories	$738,207	$184,522
For the Year Ended June 30:
Cash provided by (used in):
Operating activities	$9,344,473	$9,515,621
Investing activities	$(3,134)	$(3,110,533)
Financing activities	$110,504	$(783,144)

As of June 30, 2011, cash and cash equivalents were $23,744,820 as compared to $13,344,531 at June 30, 2010. The increased cash and cash equivalents position was $10,400,289 or 77.94% at June 30, 2011. The increase in cash and cash equivalents was attributable to cash flows provided by operating activities and fewer investing activities.

Cash flow provided by operating activities was $9,344,473 for the year ended June 30, 2011 compared to cash flow provided by operation activities of $9,515,621 for the same period in 2010. The decrease in cash provided by operating activities of $171,148 was primarily attributable to the increase in accounts receivable in the amount of $8,501,240.

Our working capital position at June 30, 2011 was $31,774,310 compared to working capital of $12,839,798 at June 30, 2010. Our increased working capital position in 2011 was principally funded by the increased cash flow generated by sales. Management considers current working capital and borrowing capabilities adequate to cover our current operating and capital requirements.

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

Currency Exchange Fluctuations

Aggregate net foreign currency transactions included in the income statement were gains of $1,421,363 and $327,761, for the years ended June 30, 2011 and 2010, respectively, primarily due to the decline of the value of USD to RMB.  The average rates of exchange from USD to RMB were 6.6255 to 1 and 6.8271 to 1 for the years ended June 30, 2011 and 2010 or a 2.95% change.

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

Accounts Receivable

The accounts receivable incurred in the current reporting period was primarily due to the receivables from our sales agents. These sales agents are our new customers and we offer these agents 60 days to 90 days term in order to increase our sales. Most of the products were sold to the end customers directly and the end customers made payments upon receipt of our product. The credit sale system has not been well established in the PRC. Our sale agreements with our customers provide that risk of loss passes to the customers upon delivery and that we accept product exchanges but we do not have a policy for product returns. Accordingly, accounts receivable are recorded at the invoiced amount and do not bear interest. We extend unsecured credit to our customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness, and the economic environment.

 Inventories

We value our inventory at the lower of cost or market. Our inventories include various raw materials, semi-finished products, finished products, packages and low-value consumption goods, labors and overhead. Inventories are stated at the cost using the weighted average cost method and include any related production overhead costs incurred in bringing the inventory to their present location and condition. Inventory cost includes purchase cost, processing cost and other cost. Purchase cost include purchase price, related tax, transportation fee, handling cost, insurance fee and other related fees. We evaluate inventories for excess, slow moving, and obsolete inventories as well as inventory whose volume is in excess of its net realizable value.  Our management uses estimates of future demand and sales prices for each product to determine appropriate inventory reserves.

Amortization of low-value consumption goods and packages is based on the direct write-off method. The Company conducts physical inventory count at the end of each quarter.

Recognition of Revenue

We recognize revenue when it is both earned and realized or realizable. Our revenue comprises the fair value of the consideration received or receivable for the sale of goods and services net of value-added tax and other sales taxes, discounts, and after eliminating sales within the Group.

Our principal sources of revenue are from sales of our products through our direct sales professionals. These sales occur either through a purchase order submitted by the customer or through our direct marketing sales agents. We recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exits and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers.

Most of our products are sold to end customers directly and customers made payments promptly. The Company may offer sales incentives and cash discounts to customers or resellers as a reduction of revenue rather than an operating expense. For the years ended June 30, 2011 and 2010, the Company did not provide sales incentives to its customers or resellers.

We allow our customers to return product for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. We have reserve against revenue recognized for product exchange. The consumer credit system has not been well established and recognized by sellers in the PRC. Except for our sales agents, our end customers pay us instantaneously when they receive orders.

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

Cost of production is calculated based on actual number of products manufactured. We calculate the cost of production at the end of each month. If there is any work in progress, the cost of production is allocated between finished products and work in progress. Below is a detailed step-by-step description of our cost of production calculation:

a.	Determine end-of-period quantity and amount of finished goods, semi-finished products, raw materials, and packing materials.
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

d.
Apportion raw materials, packing materials and manufacturing overhead of each products in each month to finished-goods and semi-finished products. Carry over Cost of Goods Sold according to sales quantity.

Foreign Currency Translation

The Company’s two operating subsidiaries maintain their financial statements in the functional currency, which is PRC currency “Renminbi” (“RMB”). Another subsidiary maintains its financial statements in a different functional currency, which is Hong Kong Dollar (“HKD”). Monetary assets and liabilities denominated in currencies other than the functional currencies are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of subsidiaries, which are prepared using the functional currency, have been translated into reporting currency, the United States Dollars (“USD”). Assets and liabilities are translated at at the prevailing exchange rate at each reporting period end date, revenue and expenses are translated at the average exchange rates, and stockholders’ equity is translated at historical exchange rates. Translation adjustments are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

Recently Issued Accounting Pronouncements

In April 2010, the FASB issued the amendment to ASC Topic 718, “Compensation – Stock Compensation” which provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance, or service condition. As a result, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The Company’s management believes that this pronouncement will not have a material effect on its financial position, results of operations or cash flows.

In August 2010, Accounting Standards Update (“ASU”) 2010-23 was issued.  This amends ASC 954 to require the disclosure of charity care be disclosed at cost.  The Company’s management believes that this pronouncement will not have a material effect on its financial position, results of operations or cash flows.

In August 2010, Accounting Standards Update (“ASU”) 2010-24 was issued.  This update amends ASC 954-450 to require that anticipated insurance settlements from malpractice claims not be offset against the accrual for the malpractice claim.  The Company’s management believes that this pronouncement will not have a material effect on its financial position, results of operations or cash flows.

In May 2011, Accounting Standards Update (“ASU”) 2011-04 was issued. This update amends Topic 820 to achieve common fair value measurement and disclosure requirement in US GAAP and IFRSs. The Company’s management believes that this pronouncement will not have a material effect on its financial position, results of operations or cash flows.

In June 2011, FASB issued the ASU 2011-05 “Presentation of Comprehensive Income” to amend ASC Topic 220. This update allows an entity to have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company’s management believes that this pronouncement will not have a material effect on its financial position, results of operations or cash flows.

In September 2011, Accounting Standards Update (“ASU”) 2011-08 was issued. This update allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company’s management believes that this pronouncement will not have a material effect on its financial position, results of operations or cash flows.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item are set forth beginning on page F-1.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
China Health Industries Holdings, Inc.

We have audited the accompanying consolidated balance sheet of China Health Industries Holdings, Inc. and subsidiaries (the Company) as of June 30, 2011 and the related statements of operations and comprehensive income, stockholders’ equity and cash flows for the year ended June 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Health Industries Holdings, Inc. and subsidiaries as of June 30, 2011 and the results of their operations and cash flows for the year ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
September 28, 2011

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

/s/ e-FANG Accountancy Corp & CPA
City of Industry, California
September 22, 2010

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Audited)

	June 30, 2011	June 30, 2010

ASSETS

Current assets
Cash and cash equivalents	$23,744,820	$13,344,531
Accounts receivable	8,506,933	5,693
Inventory	738,207	184,522
Notes receivable	3,126,340	2,992,893
Prepaid expenses	1,007,630	764,738
Total current assets	37,123,930	17,292,377

Property & equipment - net	1,147,281	987,310
Intangible assets - net	860,163	835,183
Construction-in-progress	1,856	163,323
Long-term deposit	3,249,014	3,084,335

Total assets	$42,382,244	$22,362,528

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$906,208	$445,335
Related party debt	432,924	85,408
Wages payable	1,352,906	291,885
Tax payable	2,657,582	3,629,951
Total current liabilities	5,349,620	4,452,579

Commitments and contingencies	-	968,484

Stockholders' equity
Common stock, ($0.0001 par value, 300,000,000 shares authorized, 62,239,737 issued and outstanding)	$6,224	$6,224
Additional paid-in capital	1,462,227	1,434,910
Accumulated other comprehensive income	2,010,981	589,618
Statutory reserve	38,679	-
Retained earnings	33,514,513	15,879,197
Total stockholders' equity	37,032,624	17,909,949

Total liabilities and stockholders' equity	$42,382,244	$22,362,528

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Audited)

	For the Year Ended
	June 30, 2011	June 30, 2010

REVENUE	62,779,978	43,105,972

COST OF GOODS SOLD	33,335,334	20,160,420

GROSS PROFIT	29,444,644	22,945,552

OPERATING EXPENSES
Selling, general & administrative expenses	6,000,090	5,399,736
Depreciation and amortization expenses	46,578	79,388
Total operating expenses	6,046,668	5,479,124

INCOME FROM OPERATIONS	23,397,976	17,466,428

OTHER INCOME (EXPENSES)
Interest income	227,837	226,536
Interest expense	(27,317)	(20,580)
Other income		29,254
Total other income (expenses)	200,520	235,210

INCOME BEFORE INCOME TAXES	23,598,496	17,701,638

Provision for income taxes	5,924,501	4,447,467

NET INCOME	$17,673,995	$13,254,171

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	1,421,363	327,761

Total other comprehensive income	$19,095,358	$13,581,932

Earning per share:
Basic & diluted earning per share	$0.28	$0.21

Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	62,239,737	62,239,737

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Audited)

						Accumulated
	Common Shares		Additional			Other
			Paid-in	Retained	Statutory	Comprehesive	Stockholders'
	Shares	Amount	Capital	Earnings	Reserve	Income	Equity
Balance, June 30, 2009	62,234,737	6,223	1,409,846	2,625,026		261,301	4,302,396

Stock based compensation	5,000	1	4,749				4,750

Imputed interest on shareholder loan			20,315				20,315

Net income				13,254,171			13,254,171

Other comprehensive income-Translation adjustment						328,317	328,317

Balance, June 30, 2010	62,239,737	$6,224	$1,434,910	$15,879,197	$-	$589,618	$17,909,949

Statutory Reserve				(38,679)	38,679		-

Imputed interest on shareholder loan			27,317				27,317

Net income				17,673,995			17,673,995

Other comprehensive income - Translation adjustment						1,421,363	1,421,363

Balance, June 30, 2011	62,239,737	$6,224	$1,462,227	$33,514,513	$38,679	$2,010,981	$37,032,624

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

	For the year ended June 30
	2011	2010

Cash Flows from Operating Activities
Net income	$17,673,995	$13,254,171
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	83,580	79,388
Imputed interest	27,317	20,315
Share-based compensation	-	4,750
Self-insured reserve	(222,322)	216,343
(Increase) / decrease in current assets:
Accounts receivables	(8,293,101)	(39,615)
Inventory	(530,537)	(33,870)
Prepaid expenses	(171,415)	(3,839,539)
Increase/(decrease) in current liabilities:
Accounts payable and other payables	776,956	(146,322)

Net cash provided by operating activities	9,344,473	9,515,621

Cash Flows from Investing Activities
Purchases of fixed assets	(3,134)	(20,268)
Dues from notes receivable		(2,937,461)
Construction-in-progress		(152,804)

Net cash provided by (used in) investing activities	(3,134)	(3,110,533)

Cash Flows from financing Activities
Proceeds from related party debts	110,504	-783,144

Net cash used in financing activities	110,504	(783,144)

Effect of exchange rate changes on cash and cash equivalents	948,446	328,317

Net increase in cash and cash equivalents	10,400,289	5,950,261

Cash and cash equivalents, beginning balance	13,344,531	7,394,270

Cash and cash equivalents, ending balance	$23,744,820	$13,344,531

Supplemental cash flow information

Cash paid for income taxes	$6,911,670	$3,310,900
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION AND BUSINESS BACKGROUND

The Company was incorporated in the state of Arizona on July 11, 1996 and was the successor of the business known as Arizona Mist, Inc. which began in 1989. On May 9, 2005, the Company entered into a Stock Purchase Agreement and Share Exchange (effecting a reverse merger) with Edmonds 6, Inc. (“Edmonds 6”) and our name was changed to Universal Fog, Inc. Edmonds 6 was incorporated on August 19, 2004 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pursuant to this agreement, Universal Fog, Inc. (which has been in continuous operation since 1996) became a wholly-owned subsidiary of Edmonds 6.

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

On August 20, 2007, the sole shareholder of China Health entered into a share purchase agreement (“Share Purchase Agreement”) with the owners of Humankind. Pursuant to the Share Purchase Agreement, China Health purchased 100% of the ownership in Humankind for a cash consideration of $60,408 (“Share Purchase”). Subsequent to the completion of the Share Purchase, Humankind became a wholly-owned subsidiary of China Health. The share purchase transaction was accounted for as a “reverse merger,” since the owner of Humankind owns a majority of the outstanding shares of China Health’s common stock immediately following the execution of the Share Purchase Agreement. Humankind is deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that have been reflected in the financial statements for periods prior to the Share Purchase are those of Humankind and have been recorded at the historical cost basis. After completion of the Share Purchase, China Health’s consolidated financial statements include the assets and liabilities of both China Health and Humankind, the historical operations of Humankind and the operations of China Health and its subsidiaries from the closing date of the Share Purchase.

On October 14, 2008, Humankind set up a 99% owned subsidiary Harbin Huimeijia Medicine with its primary business being manufacturing and distributing medicine. Mr. Xin Sun, the Company’s majority owner, owns 1% of this subsidiary. The subsidiary is consolidated in the consolidated financial statements of the Company.

On December 31, 2008, China Health closed a reverse merger with Universal Fog, Inc., a U.S. public traded shell company (“Transaction”). China Health is the accounting acquirer in the Transaction and the Transaction has been treated as a recapitalization of the Company. After the Transaction and a 20:1 reverse stock split, Xin Sun owned 61,203,088 shares of common stock, representing 98.3% of the 62,234,737 total outstanding shares of common stock of the Company. On April 7, 2009, Mr. Sun transferred 28,200,000 shares of common stock to 296 individuals, leaving him with 33,003,088 shares of common stock of the Company, or approximately 53.03%. We changed our name from Universal Fog, Inc. to China Health Industries Holdings, Inc. on February 19, 2009.

Our present corporate structure is as follows:

China Health Industries Holdings, Inc.
(a Delaware company)

100%

China Health Industries Holdings Limited
(a Hong Kong company)

100%
Outside of China
Within China

Harbin Humankind Biology Technology	XIN SUN
Co., Limited (a PRC company)

99%	1%

Harbin Huimeijia Medicine Company
(a PRC company)

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States ("GAAP") and have been consistently applied in the preparation of the consolidated financial statements and the June 30, 2010 financials included in the 10-K/A filed on July 18, 2011.

Principles of Consolidation

The accompanying consolidated financial statements include China Health Industries Holdings, Inc., a Delaware corporation and a public company, and its three subsidiaries, China Health Industries Holdings Limited, Harbin Humankind Biology Technology Co., Limited and Harbin Huimeijia Medicine.   All significant intercompany balances and transactions have been eliminated in consolidation.

Effective January 1, 2009, the Consolidation Topic, ASC 810-10-45-16, revised the accounting treatment for non-controlling minority interests of partially-owned subsidiaries.  Non-controlling minority interests represent the portion of earnings that is not within the parent Company’s control. These amounts are now required to be reported as equity instead of as a liability in the balance sheet.  These amounts are immaterial as of June 30, 2011 and June 30, 2010, respectively.  Additionally, this statement requires net income from non-controlling minority interests to be shown separately in the consolidated statements of income.  These amounts are immaterial for the years ending June 30, 2011 and 2010, respectively. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company also consolidates any variable interest entities (VIEs), of which it is the primary beneficiary, as defined in ASC 810-10-15 The Company does not have any VIEs that need to be consolidated at this time. When the Company does not have a controlling interest in an entity, but exerts a significant influence over the entity, the Company would apply the equity method of accounting.

Segment Reporting

The Company operates in one segment in accordance with the accounting guidance FASB ASC topic 280, “Segment Reporting”. Our chief financial officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

All revenue is from customers in People’s Republic of China (“PRC”). All of the company’s assets are located in PRC.

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

Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

Various inputs are considered when determining the fair value of the Company’s debt.  The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.  These inputs are summarized in the three broad levels listed below.

	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

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

Translation of Foreign Currencies

China Health maintains its books and accounting records in PRC currency “Renminbi” (“RMB”), which is determined as the functional currency. Transactions denominated in currencies other than RMB are translated into RMB at the exchange rates quoted by the People’s Bank of China (“PBOC”) prevailing on the date of the transactions. Foreign currency exchange gains and losses resulting from these transactions are included in operations.

China Health’s financial statements are translated into the reporting currency, the United States Dollar (“USD”). Assets and liabilities of China Health are translated at the prevailing exchange rate at each reporting period end date. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from translation of these financial statements are reflected as accumulated other comprehensive income (loss) in shareholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. China Health bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. The more significant estimates and assumptions by management include, among others; useful lives and residual value of long-lived assets, valuation of Inventory, accounts receivable and notes receivable, impairment analysis of long-lived assets, intangible assets and deferred taxes. While China Health believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates.

Statement of Cash Flows

In accordance with Statement FASB ASC Topic 230, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

The company maintains cash and cash equivalents at several financial institutions. Only accounts at US financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of June 30, 2011, the Company’s uninsured bank balances totaled $23,740,502.

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

Concentrations of Credit Risk

All of the Company’s manufacturing is located in the PRC.  There can be no assurance that the Company will be able to successfully continue to manufacture its products and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows. Also, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general economic conditions, prices of raw materials, competition, governmental and political conditions, and changes in regulations. Because the Company is dependent on trade in the PRC, the Company is subject to various additional political, economic and other uncertainties. Among other risks, the Company’s operations will be subject to risk of restrictions on transfer of funds, domestic and international customs, changing taxation policies, foreign exchange restrictions, and political and governmental regulations.

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

Self-Insured Reserve and Allowance

The Company reclassified its self-insured reserve of $216,343 as of June 30, 2010, which was previously included in current liabilities, to accrued expenses, in order to conform to the current presentation. The reclassification had no effect on the Company’s financial condition, results of operations or cash flows.

Prepaid Expenses

Prepaid expenses principally include prepaid R&D expenses and advances to raw material suppliers.

The Company periodically makes advances to certain vendors for purchases of raw materials, and records those advances as prepaid expense. Advances to vendors as of June 30, 2011 amounted to $106,702.

The Company has entered into five Technology Development Agreements, two with Shenyang Pharmaceutical University and three with Pharmaceutical School of Jiamusi University during the period from April 9, 2010 through July 7, 2010. The Agreements are to entrust the Universities to develop different tablet and medicine related products, and obtain the approval for the correlated registration or certification within a certain period (3 years) on behalf of the Company. As of June 30, 2011, total payments the Company has made to the Contractor were $1,392,434 (RMB 9 million). The Company recognized the amount paid to the Universities as deferred expense, and recognizes R&D expense ratably over the terms of the Agreements. As of June 30, 2011, the deferred expenses amounted to $900,928.

Inventory

Inventories consist of raw materials, work in progress and finished goods of manufactured products.

Inventories are stated at lower of cost or market and consist of materials, labor and overhead.  The Company determines the cost of inventory using the first-in, first-out method.  The value of inventory is determined using the weighted average cost method and includes any related production overhead costs incurred in bringing the inventory to their present location and condition. Overhead costs included in finished goods include, direct labor cost and other costs directly applicable to the manufacturing process.  The Company evaluates inventories for excess, slow moving, and obsolete inventories as well as inventory whose volume is in excess of its net realizable value.  This evaluation includes analyses of sales levels by product and projections of future demand. In order to state the inventory at lower of cost or market, the Company maintains reserves against its inventory.  If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made.  Inventory amounts are reported net of such allowances.  Management has recorded a $0 inventory allowance as of June 30, 2011.

Impairment of Long–Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial position.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through June 30, 2011, the Company has not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

Property, Plant and Equipment

Property, plant and equipment are carried at the lower of cost or fair value. Maintenance, repairs and minor renewals are expensed as incurred; major renewals and improvements that extend the lives or increase the capacity of plant assets are capitalized.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the reporting period of disposition.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The depreciable life applied are:

Building, warehouse and improvements	20 to 30 years
Land use rights	50 years
Furniture & equipment	5 to 7 years
Transportation equipment	5 to 15 years
Machinery and equipment	7 to 15 years

Intangible assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of our intangible assets could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy or (iv) any failure to meet the performance projections included in our forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period.

Intangible assets consist of patents and land use right. Patent costs are amortized over an estimated life of ten years.

Pharmaceutical Patents

On June 9, 2007, China Health entered into a Purchase Agreement, pursuant to which China Health agreed to purchase pharmaceutical patents from a third party for $485,622 (RMB 3,180,000).

Since the names of the pharmaceutical patents have never been transferred to China Health and they were useless to China Health, China Health expensed the purchase price of the pharmaceutical patents.

Land Use Right

All land belongs to the State in PRC. Enterprises and individuals can pay the State a fee to obtain a right to use a piece of land for commercial purpose or residential purpose for an initial period of 50 years or 70 years, respectively. The land use right can be sold, purchased, and exchanged in the market. The successor owner of the land use right will reduce the amount of time which has been consumed by the predecessor owner. On June 7, 2004, China Health entered into a Purchase Contract with the local government, pursuant to which China Health agreed to purchase the right to use a piece of land, approximately 8 acres, located in Harbin County, Heilongjiang Province for commercial purpose over a fifty-year period from June 7, 2004 through June 6, 2054, for $967,882, which China Health fully paid to the seller on June 13, 2004. The Department of Housing and Urban Development (“HUD”) of Harbin City approved this transaction. China Health recorded the land use right at its purchase price. The cost of the land use right is amortized over its prospective beneficial period, using the straight-line method with no residual value. China Health’s production facilities and office are located in this piece of land. As of June 30, 2011, the land use right and improvement have a net balance of $860,164.

Revenue Recognition

China Health recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exits and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect results of operations. The Company records revenue net of sales taxes. The Company allows its customers to return product for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. As of June 30, 2011, the Company did not have provision for such return as historically sales returns have been immaterial.

Sales Incentives — The Company accounts for cash consideration (such as sales incentives and cash discounts) given to its customers or resellers as a reduction of revenue rather than an operating expense. Sales incentives are recorded when revenue are recognized. For the years ended June 30, 2011 and 2010, the Company did not provide sales incentives to its customers or resellers.

Research and Development Costs

The Company has entered into five Technology Development Agreements, two with Shenyang Pharmaceutical University and three with Pharmaceutical School of Jiamusi University during the period from April 9, 2010 through July 7, 2010. The Agreements are to entrust the Universities to develop different tablet and medicine related products, and obtain the approval for the correlated registration or certification within a certain period (3 years) on behalf of the Company. As of June 30, 2011, total payment the Company has paid to the Contractor was $1,392,434 (RMB 9 million). The Company recognized the amount paid to the Universities as deferred expense, and recognizes R&D expense ratably over the terms of the Agreements.

The Company reclassified its research and development costs as of June 30, 2010, which was previously included in operating expenses, to general and administrative expenses, in order to conform to the current presentation. The reclassification had no effect on the Company’s financial condition, results of operations or cash flows.

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and marketing expenses in the accompanying consolidated statement of operations. Advertising costs were immaterial for the years ended June 30, 2011 and 2010, respectively.

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

As a result of the implementation of FIN 48 (ASC 740-10), the company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48 (ASC 740-10).  The Company recognized no material adjustments to liabilities or stockholders’ equity as a result of the implementation.  The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

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

Sales Taxes and Sales-related Taxes

Pursuant to the tax law and regulations of PRC, China Health is obligated to pay 7% and 4% (5% effective in May, 2011) of the annual VAT paid as tax on maintaining and building cities and education additional fee, both of which belong to sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized..For the year ended June 30, 2011, sales taxes and sales-related taxes were $1,062,267. For the year ended June 30, 2010, sales taxes and sales-related taxes were $1,002,039.

Comprehensive Income

The Company reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation.  Total comprehensive income represents the activity for a period net of related tax and was a gain of $19,095,358 and $13,581,932 for the years ended June 30, 2011 and 2010, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $2,010,981 and $589,618 as of June 30, 2011 and 2010, respectively.

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which, certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require China Health to accrue for these benefits based on certain percentages of the employees’ salaries. Management believes full-time employees who have passed the probation period are entitled to such benefits.

The total provisions for such employee benefits were $24,272 and $31,276 for the years ended June 30, 2011 and 2010, respectively.

Statutory Reserves

Pursuant to the applicable laws in PRC, PRC entities are required to make appropriations to three non-distributable reserve funds, the statutory surplus reserve, statutory public welfare fund, and discretionary surplus reserve, based on after-tax net earnings as determined in accordance with the generally accepted accounting principles in PRC, after offsetting any prior years ’ losses. Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net earnings until the reserve is equal to 50% of China Health’s registered capital. Appropriation to the statutory public welfare fund is 5% to 10% of the after-tax net earnings. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. The Company had appropriated $38,679 (RMB 250,000) statutory reserve, which is 50% of Harbin Humankind Biology Technology Co., Limited’s registered capital as of June 30, 2011. Since Harbin Huimeijia Medicine had accumulated deficits from its inception, no statutory reserve is required.

Recent Accounting Pronouncements

In April 2010, the FASB issued the amendment to ASC Topic 718, “Compensation – Stock Compensation” which provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance, or service condition. As a result, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The Company’s management believes that this pronouncement will not have a material effect on its financial position, results of operations or cash flows.

In August 2010, Accounting Standards Update (“ASU”) 2010-23 was issued.  This amends ASC 954 to require the disclosure of charity care be disclosed at cost.  The Company’s management believes that this pronouncement will not have a material effect on its financial position, results of operations or cash flows.

In August 2010, Accounting Standards Update (“ASU”) 2010-24 was issued.  This update amends ASC 954-450 to require that anticipated insurance settlements from malpractice claims not be offset against the accrual for the malpractice claim.  The Company’s management believes that this pronouncement will not have a material effect on its financial position, results of operations or cash flows.

In May 2011, Accounting Standards Update (“ASU”) 2011-04 was issued. This update amends Topic 820 to achieve common fair value measurement and disclosure requirement in US GAAP and IFRSs. The Company’s management believes that this pronouncement will not have a material effect on its financial position, results of operations or cash flows.

In June 2011, FASB issued the ASU 2011-05 “Presentation of Comprehensive Income” to amend ASC Topic 220. This update allows an entity to have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company’s management believes that this pronouncement will not have a material effect on its financial position, results of operations or cash flows.

In September 2011, Accounting Standards Update (“ASU”) 2011-08 was issued. This update allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company’s management believes that this pronouncement will not have a material effect on its financial position, results of operations or cash flows.

Note 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

The company maintains cash and cash equivalents balance at several financial institutions. Only accounts at US financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of June 30, 2011, the Company’s uninsured bank balances totaled $23,740,502, which was mainly maintained at PRC. The Company’s insured bank balances totaled $4,318, which was maintained at US financial institutions.

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

Note 5 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable amounted to $8,506,933 and $5,693 as of June 30, 2011 and June 30, 2010, respectively. The increase in accounts receivable was primarily due to extending credit to the Company’s sales agents. These sales agents are the Company’s new customers and the Company offers these agents 60 days to 90 days term in order to increase the Company’s sales. Most of the Company’s products were sold to the end customers directly and the end customers made payments upon receipt of our product.

Note 6 – NOTES RECEIVABLE

Notes receivable consist of the following:

	June 30, 2011	June 30, 2010
Advances to employees	$2,955	$55,432
Accrued Interest	25,992
Notes receivable -Tiefeng	3,094,299	2,937,461
Other Notes Receivable	3,094
Total notes receivable	$3,126,340	$2,992,893

The advances to employees are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

On April 9, 2009, the Company’s wholly-owned subsidiary, Harbin Humankind Biology Technology Co., Limited (“Humankind”), entered into a letter of intent with the shareholders of Heilongjiang Tiefeng Rice Company Limited (“Tiefeng”) to purchase all the equity interest of Tiefeng (“the Share Transfer Agreement”). On July 23, 2009, the amount of $746,480 (RMB 5,000,000) was paid as retaining fees. The Share Purchase Agreement was signed on August 18, 2009; the amount of $7,312,507 (RMB 50,000,000) was prepaid to Tiefeng on August 19, 2009.

As of March 31, 2010, Tiefeng did not get the crucial certified documents from local government agencies. Based on the amended share purchase agreement, the deal is thus voided. Tiefeng paid back approximately $1.46 million (RMB 10,000,000) to the Company on March 31, 2010, an additional $1.46 million (RMB 10,000,000) was paid on April 30, 2010 as part of the deposit refund. Another $1.46 million (RMB 10,000,000) was paid on May 31, 2010. The balance of $3,094,299 (RMB 20,000,000) was converted to loans to Tiefeng a two year term starting from May 5, 2010. Interest is charged semi-annually by using the current Chinese bank borrowing rate of 5.31%.  For the years ended June 30, 2011 and 2010, accrued interest income on the Tiefeng loan totals $25,992 and $0, respectively.

Note 7 - INVENTORIES

Inventories consist of following:

	June 30, 2011	June 30, 2010
Finished goods	$154,770	$74,478
Work-in-process	191,506	75,498
Raw materials	328,127	17,836
Supplies and packing materials	63,804	16,710
Total inventory	$738,207	$184,522

Note 8 - DEPOSIT

The Company paid $3,249,014 (RMB 21,000,000) as of June 30, 2011 and $3,084,335 (RMB 21,000,000) as of June 30, 2010 to Harbin Songbei District Development and Construction Committee as the prepayment for the acquisition of the land use rights. The Company is in the process of going through a full range of procedures before the land use rights can be granted to the Company.

The Company reclassified its deposit as of June 30, 2010, which was previously included in current assets, to other assets, in order to conform to the current presentation. The reclassification had no effect on the Company’s financial condition, results of operations or cash flows.

Note 9 – CONSTRUCTION IN PROGRESS

Plant and production lines currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including development expenditures, professional fees and interest expenses capitalized during the course of construction for the purpose of financing the project. Currently, construction is completed and the project is waiting for final inspection and examination and government approval. Upon readiness for use of the project, the cost of construction-in-progress will be transferred to property and equipment, at which time depreciation will commence. The Company had no capitalized interest and to date has funded this construction through operations without the use of outside debt financing.  As of June 30, 2011, the Company has incurred a total of $1,857 of construction in progress.

Note 10 - PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	June 30, 2011	June 30, 2010
Building and warehouses	$1,074,029	$858,030
Machinery and equipment	192,459	174,365
Office equipment	30,177	29,963
Vehicles	94,204	89,428
Other	23,207	24,822
Less: Accumulated depreciation	(266,795)	(189,298)
Total	$1,147,281	$987,310

Depreciation expense charged to operations was $64,448 and $61,898 for the years ended June 30, 2011 and 2010, respectively.

Note 11 – INTANGIBLE ASSETS

The following is a summary of the intangible assets:

	June 30, 2011	June 30, 2010
Land use right	$980,581	$930,879
Less: Accumulated amortization	(120,418)	(95,696)
	$860,163	$835,183

Amortization expense charged to operations was $19,132 and $19,025 for the years ended June 30, 2011 and 2010, respectively.

Note 12 - RELATED PARTY DEBT

Related party debt represents temporary short-term loans from the majority owner, Mr. Xin Sun, a PRC citizen. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows classified as due to the majority owner are classified as cash flows from financing activities. The total borrowings from Mr. Sun were $432,924 and $85,408 as of June 30, 2011 and 2010, respectively.

Interest was imputed on the loans using the Chinese bank borrowing rate of 6.31% for the year ended June 30, 2011. The total imputed interest expense was $27,317 and $20,315 for the years ended June 30, 2011 and 2010, respectively.

Note 13 – INCOME TAX AND TAXES PAYABLE

The following is a summary of taxes payable:

	June 30, 2011	June 30, 2010
Income taxes payable	$1,539,224	$2,421,843
VAT taxes payable	998,420	781,962
City and supplement taxes	69,892	371,430
Payroll taxes payable & other taxes	50,046	54,716
	$2,657,582	$3,629,951

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The new CIT Law reduces the corporate income tax rate from 33% to 25% effective on January 1, 2008. All Chinese enterprises are governed by the PRC Income Tax Law and various local income tax laws, pursuant to which a company generally is subject to an income tax at a statutory rate of 25% for the years ended June 30, 2011 and 2010.

The provision for income taxes consisted of the following for the years ended June 30, 2011 and 2010:

	June 30,	June 30,
	2011	2010
Provision for PRC income tax - current taxes	$5,924,501	$4,447,467
Provision for PRC income tax - deferred taxes	-	-
Total provision for income taxes	$5,924,501	$4,447,467

The following table reconciles the PRC statutory rates to China Health’s effective tax rate for the years ended June 30, 2011 and 2010:

	June 30	June 30
	2011	2010

Pretax income	$23,598,496	$17,701,638
Statutory tax rate	25%	25%
PRC enterprise income tax at statutory rate	5,899,624
Loss for US and Hong Kong entities that are not deductible for tax	6,898
Expenses not deductible for tax – temporary difference	215,314	(109,343)
Expenses not deductible for tax – permanent difference	(206,914)	112,219
Increase in valuation allowance related to deferred tax assets	9,579	19,182
Total provision for income taxes	$5,924,501	$4,447,467

Deferred tax assets (liabilities) as of June 30, 2011 and 2010 are composed of the following:

	June 30
	2011	2010
PRC
Noncurrent deferred tax assets :
Amortization of land use right and other intangible assets	$9,579	$19,182
Valuation allowance	(9,579)	(19,182)
	$-	$-

Note 14 – EARNINGS PER SHARE

For the years ended June 30, 2011 and 2010, the Company had no potential dilutive shares.

The following table sets forth the computation of basic and diluted net income per share:

	For the Years Ended
	June 30,
	2011	2010
Net income attributable to the common stockholders	$17,673,995	$13,254,171

Basic weighted average outstanding shares of common stock	62,239,737	62,239,737
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	62,239,737	62,239,737

Earnings per share:	0.28	0.21
Basic	$0.28	$0.21
Diluted	$0.28	$0.21

Note 15 - COMMITMENTS AND CONTINGENCIES

China Health’s assets are located in PRC and revenues are derived from operations in PRC.

In terms of industry regulations and policies, the economy of PRC has been transitioning from a planned economy to market oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reforms, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in PRC are still owned by the Chinese government. For example, all lands are state owned and are leased to business entities or individuals through governmental granting of land use rights. The granting process is typically based on government policies at the time of grant and it could be lengthy and complex. This process may adversely affect our future manufacturing expansions. The Chinese government also exercises significant control over PRC’s economic growth through allocation of resources and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures.

China Health faces a number of risks and challenges not typically associated with companies in North America and Western Europe, since its assets exist solely in the PRC, and its revenues are derived from its operations therein. The PRC is a developing country with an early stage market economic system, overshadowed by the state. Its political and economic systems are very different from the more developed countries and are in a state of change. The PRC also faces many social, economic and political challenges that may produce major shocks, instabilities and even crises, in both its domestic arena and in its relationships with other countries, including the United States. Such shocks, instabilities and crises may in turn significantly and negatively affect China Health’s performance.

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the regulatory and legal matters in which the Company might be involved in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Rental expense was approximately $25,763 and $176,250 for the years ended June 30, 2011 and 2010, respectively. Since the Company orally terminated the rental agreement, there is no rental commitment for the year ended June 30, 2011. The rental commitment for the year ended June 30, 2010 was approximately $176,250.

STATUTORY RESERVE COMMITMENT

In compliance with PRC laws, the Company is required to appropriate a portion of its net income to its statutory reserve up to a maximum of 50% of an its registered capital in the PRC. The Company had appropriated $38,679 (RMB 250,000) to statutory reserve, which is 50% of Harbin Humankind Biology Technology Co., Limited’s registered capital as of June 30, 2011. Since Harbin Huimeijia Medicine has been accumulating deficiency, no statutory reserve fund has been made since its inception.

The Company had future unfunded commitments, as provided below.

	June 30, 2011	June 30, 2010

PRC Subsidiaries Registered Capital
Harbin Humankind Biology	$73,437	$1,584,467

Harbin Huimeijia Medicine (Company has accumulating deficiency, no reserve commitment required)	146,873	146,873

Statutory Reserve Ceiling based on 50% of PRC Registered Capital of Harbin Humankind Biology or at least 10% of the after-tax net earnings until the reserve are equal to 50% of its registered capital.	38,679	792,234

Less: Retained Earnings appropriated to Statutory Reserve	38,679	-

Reserve Commitment Outstanding	$-	$792,234

Total commitments as of June 30, 2011 and 2010, are composed of the following:

	June 30, 2011	June 30, 2010
Rental commitment	$-	$176,250
Statutory reserve commitment	-	792,234
Total commitments	$-	$968,484

Note 16 – MAJOR SUPPLIERS AND CUSTOMERS

The Company had two suppliers that accounted for 82% of purchases for the year ended June 30, 2011 with each accounting for 61% and 21%, respectively.

The Company had no customer that accounted for more than 10% of the company’s total sales for the year ended June 30, 2011.

The Company had two suppliers that accounted for 95% of purchases for the year ended June 30, 2010 with each accounting for 75% and 20%, respectively.

The Company had no customer that accounted for more than 10% of the company’s total sales for the year ended June 30, 2010.

 Note 17 – SUBSEQUENT EVENT

On August 15, 2011, the Company entered into an agreement with a contractor to construct an office building for the Company. Estimated total cost of construction is approximately $622,372 (RMB 4,022,700). The Company anticipates the construction to be completed within 45 days from August 15, 2011 to October 15, 2011. Today, 40% of construction has been completed and $248,949 (RMB 1,609,080) has been paid for construction.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, our management believes that, as of June 30, 2011, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have come to management’s attention during our last fiscal year that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Xin Sun	45	Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer

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

Mr. Sun is well known in the pharmaceutical field in Harbin, PRC as a result of all of his professional experience. While he was studying at Renmin University, Mr. Sun developed many contacts in the pharmaceutical field, which later became district agents and other employees in Humankind’s distribution system.

Our sole director, Mr. Xin Sun, does not hold any directorships in other reporting companies and does not qualify as an “independent director” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

☐	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

☐	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

☐
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

☐
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The board believes that there are general requirements for service on the Company’s board of directors that are applicable to all directors and that there are other skills and experience that should be represented on the board as a whole but not necessarily by each director. The board considers the qualifications of director and director candidates individually and in the broader context of the board’s overall composition and the Company’s current and future needs.

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

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended June 30, 2011, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Meetings of Our Board of Directors

Our Board of Directors held no meetings during the fiscal year ended June 30, 2011.

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

Director Compensation

We did not compensate our directors for fiscal years 2010 and 2011. However, in the future, we intend to implement a market-based director compensation program.

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

Directors and Officers of Harbin Humankind

The following table sets forth certain information as of June 30, 2011 concerning the directors and executive officers of Harbin Humankind:

Directors and Executive Officers	Position/Title	Age

Xin Sun	Chairman, Chief Financial Officer, Treasurer	45

Baosen Ma	President, Secretary, Director	43

Kai Sun	Director	40

Zhigang Ma	Chief Information Officer	31

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

Kai Sun, Director

Mr. Sun graduated from Mu Dan Jiang University with a major in economics.  From 1993 to 1995, he was vice director of Mu Dan Jiang Engine Factory.  Thereafter, from 1995 to 1998, he was a director of Mu Dan Jiang Engine Factory. From 1998 to 2004, he was an administration director for Mu Dan Jiang Lysine Co., Ltd. Since 2004, he has been the administration director at Harbin Humankind.  Mr. Sun, Kai is the younger brother of Chairman, Chief Financial Officer, Treasurer and Director, Xin Sun. In January 2004, Mr. Sun was appointed Director of Harbin Humankind.

Zhigang Ma, Chief Information Officer

Mr. Ma graduated from Tsinghua University with a major in Economics. Prior to joining Harbin Humankind as Chief Information Officer in August 2008, from 2001 to 2005, Mr. Ma worked in Telecommunication Software Project Bureau of Heilongjiang. Thereafter, from 2005 to August 2008, he worked at the Real Estate Trading Center of Harbin.

Item 11.             Executive Compensation

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our chief executive officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods. Mr. Xin Sun, our chief executive officer and sole director, receives no additional compensation for his services in his capacity as director.

SUMMARY COMPENSATION TABLE
(all figures in US Dollars)

Name and Principal Position	Year	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Xin Sun Chief Executive Officer, Chief Financial Officer and director	2011 2010	233,512 264,164	— —	— —	— —	— —	— —	— —	233,512 264,164

(1) Mr. Sun was appointed the Chief Executive on December 31, 2008.
Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the year ended June 30, 2011.

During the year ended June 30, 2011, none of the named executive officers exercised any stock options.

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

Compensation Discussion and Analysis

We strive to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations, including Harbin DaZhong Pharmaceutical Co., Ltd., Harbin ShenXinJianKang Co., Ltd., Tsinghua Unisplendour Corporation Limited and YeeCare Company. We use this information to calculate the average salary of executive officers with similar roles and responsibilities. We then adjust the average salary by comparing the profitability of our peer companies.

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

Director Compensation

Mr. Xin Sun, our chief executive officer and sole director, receives no additional compensation for his services in his capacity as director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of September 26, 2011.

Except as otherwise specified below, the address of each beneficial owner listed below is Harbin Humankind Biology Technology Co. Limited, 168 Binbei Street, Songbei District, Harbin, Heilongjiang Province, PRC.

Title of Class	Name	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	Xin Sun Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer	33,003,088	53.03%

Common Stock	All officers and directors as a group (1 person)	33,003,088	53.03%

(1)	The number of shares reflects the 1:20 reverse split of the Company’s common stock that became effective on November 13, 2008.

(2)
Based on a 62,239,737 total issued and outstanding shares of the Company as of  September 26, 2011, which reflects the 1:20 post reverse split of the Company’s common stock that became effective on November 13, 2008.

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock which are issuable upon exercise of warrants, options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of September 26, 2011. None of the persons named in the table above own any options or convertible securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our company received temporary short-term loans from majority owner and our sole director and officer, Mr. Xin Sun, a PRC citizen. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows classified as due to majority owner are classified as cash flows from financing activities. The total borrowings from Mr. Sun were $ 432,924 as of June 30, 2011.

Interest was imputed on the loans using the Chinese bank borrowing rate of 6.31%. The total imputed interest expense was $ 27,317 for the year ended June 30, 2011.

Item 14. Principal Accounting Fees and Services.

We were billed by De Joya Griffith & Company LLC and our previous independent public accounting firms, Windes & McClaughry Accountancy Corporation and e-Fang Accountancy Corp & CPA for the following professional services they performed for us during the fiscal years ended June 30, 2010 and 2011 as set forth in the table below.

		Audit Fees	Related Fee	Tax Fees	All Other Fees
2011	De Joya Griffith & Company LLC	$100,000	0	0	0
	Windes & McClaughry Accountancy Corporation	26,400	0	0	0
	e-Fang Accountancy Corp & CPA	20,000	0	0	0
Total		146,400
2010	e-Fang Accountancy Corp & CPA	$72,000	0	0	0
Total		72,000

            All of the services rendered to us by our independent registered public accountants were pre-approved by our Board of Directors.

PART V

Item 15.         Exhibits, Financial Statement Schedules

Exhibit No.	Description

3.1	Articles of Incorporation. (1)

3.2	By-laws. (1)

3.3	Certificate of Amendment dated May 11, 2005(5)

3.4	Certificate of Amendment dated November 12, 2008(5)

3.5	Certificate of Amendment dated February 11, 2009(5)

4.1	Securities Purchase Agreement dated September 10, 2007 between the Company, Thomas Bontems and Xin Sun. (2)

10.1	Asset Purchase and Sale Agreement dated September 10, 2007 between the Company and Universal Fog Systems, Inc. (2)

10.2	Share Exchange Agreement dated October 15, 2007 between the Company, Thomas Bontem, Xin Sun, China Health Industries Holdings Limited and Harbin Humankind Biology Technology Co. Limited. (3)

10.3	English Translation of Land Use Agreement dated June 7, 2004, between Harbin Humankind Biology Technology Co. Limited and Harbin City, Daochu District, Songbei Township, Jinxin Village. (5)

10.4	English Translation of Cooperative Agreement dated September 17, 2008 between Harbin Humankind Biology Technology Co. Limited and the Commercial Bureau of Qing’an County. (5)

10.5
English Translation of Land Purchase Agreement dated July 7, 2009 between Harbin Humankind Biology Technology Co. Limited and Harbin Songbei District Construction and Development Management Committee. (5)

10.6	Technology Transfer Agreement dated October 12, 2007 between the Company and Beijing Jindelikang Bio-Technology Co., Ltd. (5)

10.7	Purchase Agreement dated March 13, 2009 between the Company and Mr. Wang Shukui (5)

10.8	Loan Agreements between the Company and Xin Sun dated June 27, 2008 (5)

10.9	Loan Agreements between the Company and Xin Sun dated August 21, 2008 (5)

10.10	Loan Agreements between the Company and Xin Sun dated October 9, 2008 (5)

10.11	Loan Agreements between the Company and Xin Sun dated October 27, 2008 (5)

10.12	Loan Agreements between the Company and Xin Sun dated November 1,2008 (5)

10.13	Loan Agreements between the Company and Xin Sun dated December 30, 2008 (5)

10.14	Loan Agreements between the Company and Xin Sun dated January 22, 2009 (5)

10.15	Loan Agreements between the Company and Xin Sun dated February 2, 2009 (5)

10.16	Loan Agreements between the Company and Xin Sun dated February 22, 2009 (5)

10.17	Loan Agreements between the Company and Xin Sun dated May 24, 2009 (5)

10.18	Loan Agreements between the Company and Xin Sun dated June 17, 2009 (5)

10.19	Share Transfer Agreement dated August 18, 2009 by and among Harbin Humankind Biology Technology Co. Limited and all shareholders of Heilongjiang Tiefeng Rice Company Limited.(6)

10.20	Technology Development Agreement, dated April 9, 2010, between Harbin Humankind Biology Technology Co. Limited and Shenyang Pharmaceutical University (7)

10.21	Technology Development Agreement, dated May 20, 2010, between Harbin Humankind Biology Technology Co. Limited and Shenyang Pharmaceutical University (7)

21.1	List of Subsidiaries. (4)

23.1	Consent of Independent Registered Public Accounting Firm

31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed with the SEC on December 1, 2004.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on February 20, 2008.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2007.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K and Form 8-K/A filed with the SEC on January 7, 2009.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the SEC on December 9, 2010.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the SEC on July 18, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

/s/ Xin Sun
By: Xin Sun
Title: Chief Executive Officer
Date: September 28,2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Xin Sun
By: Xin Sun
Title: Chief Executive Officer, Chief Financial Officer and sole director
Date: September 28, 2011