Form 10-Q
period 2011-09-30
China Health Industries Holdings, Inc.
filed 2011-11-14
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 14, 2011, there are 62,239,737 shares of $0.0001 par value common stock issued and outstanding.

FORM 10-Q
CHINA HEALTH INDUSTRIES HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	June 30, 2011
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash and cash equivalents	$26,343,592	$23,744,820
Accounts receivable	13,582,429	8,506,933
Inventory	907,750	738,207
Notes receivable	3,211,838	3,126,340
Prepaid expenses	896,208	1,007,630
Total current assets	44,941,817	37,123,930

Property & equipment - net	1,207,219	1,147,281
Intangible assets - net	866,726	860,163
Construction-in-progress	380,310	1,856
Long-term deposit	3,292,568	3,249,014

Total assets	$50,688,640	$42,382,244

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,466,093	$906,208
Related party debt	811,669	432,924
Wages payable	1,236,166	1,352,906
Tax payable	4,286,906	2,657,582
Total current liabilities	7,800,834	5,349,620

Stockholders' equity
Common stock, ($0.0001 par value, 300,000,000 shares authorized, 62,239,737 issued and outstanding as September 30, 2011 and June 30, 2011, respectively)	6,224	6,224
Additional paid-in capital	1,469,327	1,462,227
Accumulated other comprehensive income	2,544,165	2,010,981
Statutory reserve	38,679	38,679
Retained earnings	38,829,411	33,514,513
Total stockholders' equity	42,887,806	37,032,624

Total liabilities and stockholders' equity	$50,688,640	$42,382,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,
	2011	2010

REVENUE	22,193,526	11,617,393

COST OF GOODS SOLD	12,970,066	5,985,295

GROSS PROFIT	9,223,460	5,632,098

OPERATING EXPENSES
Selling, general & administrative expenses	1,963,173	1,998,820
Depreciation and amortization expenses	14,699	19,697
Total operating expenses	1,977,872	2,018,517

INCOME FROM OPERATIONS	7,245,588	3,613,581

OTHER INCOME (EXPENSES)
Interest income	73,138	39,355
Interest expense	(7,100)	(1,168)
Total other income (expenses)	66,038	38,187

INCOME BEFORE INCOME TAXES	7,311,626	3,651,768

Provision for income taxes	1,996,728	1,115,414

NET INCOME	$5,314,898	$2,536,354

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	533,184	224,553

Total other comprehensive income	$5,848,082	$2,760,907

Earning per share:
Basic & diluted earning per share	$0.09	$0.04

Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	62,239,737	62,239,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended September 30,
	2011	2010

Cash Flows from Operating Activities
Net income	$5,314,898	$2,536,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,288	19,697
Imputed interest	7,100	1,168
(Increase) / decrease in current assets:
Accounts receivable and notes receibable	(4,975,798)	(50,976)
Inventory	(158,714)	(142,873)
Prepaid expenses	124,199	(48,242)
Increase/(decrease) in current liabilities:
Accounts payable and other payables	1,994,894	(1,642,452)

Net cash provided by operating activities	2,332,867	672,676

Cash Flows from Investing Activities
Purchases of property and equipment	(66,031)	-
Dues from notes receivable	-	(79,497)
Construction-in-progress	(378,429)	-

Net cash used in investing activities	(444,460)	(79,497)

Cash Flows from financing Activities
Proceeds from related parties	378,429	2,601

Net cash provided by financing activities	378,429	2,601

Effect of exchange rate changes on cash and cash equivalents	331,936	192,124

Net increase in cash and cash equivalents	2,598,772	787,904

Cash and cash equivalents, beginning of period	23,744,820	13,344,531

Cash and cash equivalents, end of period	$26,343,592	$14,132,435

Supplemental cash flow information

Cash paid for income taxes	$4,076,657	$2,408,152
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

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

Harbin Humankind Biology Technology Co., Limited ("Humankind") was incorporated in Harbin City, Heilongjiang Province, the People's Republic of China (the "PRC") on December 14, 2003, as a limited liability company under the Company Law of PRC.  Humankind is engaged in the business of manufacture and sale of health products, “green” (or organic) food and detection of disease susceptibility or pre-disposition through genetic studies.

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

Our present corporate structure is as follows:

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by China Health Industries Holdings, Inc. and subsidiaries without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. These condensed consolidated financial statements include all adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature. The results of operations for the three months ended September 30, 2011 may not be indicative of results that may be expected for the year ending June 30, 2012.

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

The company maintains cash and cash equivalents at several financial institutions. Only accounts at US financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of September 30, 2011, the Company’s uninsured bank balances totaled $26,339,272, which was mainly maintained at financial institutions located in PRC. The Company’s insured bank balances totaled $4,320, which was maintained at US financial institutions.

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

Earnings per Share

Basic earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the three months ended September 30, 2011 and 2010, the Company had no potential dilutive common stock equivalents outstanding.

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

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation.  Total comprehensive income represents the activity for a period net of related tax and was a gain of $533,184 and $224,553 for the three months ended September 30, 2011 and 2010, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to adjustments for currency translation and increased overall equity by $2,544,165 and $2,010,981 as of September 30, 2011 and June 30, 2011, respectively.

Recent Accounting Pronouncements

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

 Note 2 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable totaled to $13,582,429 and $8,506,933 as of September 30, 2011 and June 30, 2011, respectively. The increase in accounts receivable was primarily due to extending credit to the Company’s sales agents. These sales agents are the Company’s new customers and the Company offers these agents 60 days to 90 days term in order to increase the Company’s sales. Most of the Company’s products were sold to the end customers directly and the end customers made payments upon receipt of our product.

 Note 3 – NOTES RECEIVABLE

Notes receivable consist of the following:

	September 30, 2011	June 30, 2011
Advances to employees	$3,935	$2,955
Accrued Interest	68,674	25,992
Notes receivable -Tiefeng	3,135,779	3,094,299
Other Notes Receivable	3,449	3,094
Total notes receivable	$3,211,837	$3,126,340

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

As of March 31, 2010, Tiefeng did not get the crucial certified documents from local government agencies. Based on the amended share purchase agreement, the deal is thus voided. Tiefeng paid back approximately $1.46 million (RMB 10,000,000) to the Company on March 31, 2010, an additional $1.46 million (RMB 10,000,000) was paid on April 30, 2010 as part of the deposit refund. Another $1.46 million (RMB 10,000,000) was paid on May 31, 2010. The balance of $3,135,779 (RMB 20,000,000) was converted to loans to Tiefeng a two year term starting from May 5, 2010. Interest is charged semi-annually by using the current Chinese bank borrowing rate of 5.31%.  For the three months ended September 30, 2011 and 2010, accrued interest income on the Tiefeng loan totals $68,674 and $25,992, respectively.

Note 4 - INVENTORIES

Inventories consist of following:

	September 30, 2011	June 30, 2011
Finished goods	$200,983	$154,770
Work-in-process	238,340	191,506
Raw materials	409,307	328,127
Supplies and packing materials	59,120	63,804
Total inventory	$907,750	$738,207

Note 5 - DEPOSIT

The Company paid $3,292,568 (RMB 21,000,000) as of September 30, 2011 and $3,249,014 (RMB 21,000,000) as of June 30, 2011 to Harbin Songbei District Development and Construction Committee as prepayment for the acquisition of the land use rights. The Company is in the process of going through a full range of procedures before the land use rights can be granted to the Company.

Note 6 – CONSTRUCTION IN PROGRESS

Plant and production lines currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including development expenditures, professional fees and interest expenses capitalized during the course of construction for the purpose of financing the project. Currently, construction is completed and the project is waiting for final inspection and examination and government approval. The Company had no capitalized interest and to date has funded this construction through operations without the use of outside debt financing.  As of June 30, 2011, the Company has incurred $1,881 of construction in progress for plant and production lines.

On August 15, 2011, the Company entered into an agreement with a contractor to construct an office building for the Company. Estimated total cost of construction is approximately $622,372 (RMB 4,022,700). The Company anticipates the construction to be completed within 45 days from August 15, 2011 to October 15, 2011. Due to local weather condition, the construction has not been completed yet. As of September 30, 2011, 60% of construction has been completed and $378,429 (RMB 2,413,620) has been recorded as cost of construction in progress.

Through the date of this report, 75% of the construction has been completed and $466,779 (RMB 3,017,025) has been paid for the construction.

Upon readiness for use of the project, the cost of construction-in-progress will be transferred to property and equipment, at which time depreciation will commence.

Note 7 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

	September 30, 2011	June 30, 2011
Building and warehouses	$1,088,427	$1,074,029
Machinery and equipment	195,039	192,459
Office equipment	31,941	30,177
Vehicles	160,139	94,204
Other	23,518	23,207
Less: Accumulated depreciation	(291,845)	(266,795)
Total	$1,207,219	$1,147,281

Depreciation expense charged to operations was $9,759 and $15,024 for the three months ended September 30, 2011 and 2010, respectively. Depreciation expense charged to cost of good sold was $11,589 and $0 for the three months ended September 30, 2011 and 2010, respectively.

Note 8 – INTANGIBLE ASSETS

The following is a summary of the intangible assets:

	September 30, 2011	June 30, 2011
Land use right	$993,726	$980,581
Less: Accumulated amortization	(127,000)	(120,418)
	$866,726	$860,163

Amortization expense charged to operations was $4,940 and $4,674 for the three months ended September 30, 2011 and 2010, respectively.

Note 9 - RELATED PARTY DEBT

Related party debt represents temporary short-term loans from the majority owner, Mr. Xin Sun, a PRC citizen and other related parites. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows classified as due to the majority owner and other related parties are classified as cash flows from financing activities. The total borrowings from Mr. Sun and other related parties were $811,669 and $432,924 as of September 30, 2011 and June 30 2010, respectively.

Interest was imputed on the loans using the Chinese bank borrowing rate of 6.31% for the three months ended September 30, 2011. The total imputed interest expense was $7,100 and $1,168 for the three months ended September 30, 2011 and 2010, respectively.

Note 10 - COMMITMENTS AND CONTINGENCIES

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

Rental expense was approximately $5,606 and $44,245, for the three months ended September 30, 2011 and 2010, respectively. Since the Company orally terminated the rental agreement, there is no rental commitment for the three months ended September 30, 2011. The rental commitment for the three months ended September 30, 2010 was approximately $89,600.

Note 11 – MAJOR SUPPLIERS AND CUSTOMERS

The Company had two suppliers that accounted for 82% of purchases for the three months ended September 30, 2011 with each accounting for 55% and 27%, respectively.

The Company had three customers that accounted for 38% of the company’s total sales for the three months ended September 30, 2011 with each accounting for 13%, 13% and 12%, respectively.

The Company had two suppliers that accounted for 94% of purchases for the three months ended September 30, 2010 with each accounting for 81% and 13%, respectively.

The Company had no customer that accounted for more than 10% of the company’s total sales for the three months ended September 30, 2010.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto appearing elsewhere herein and in the risk factors and “Forward Looking Statements” summary set forth in the forepart of this Quarterly Report as well as the “Risk Factors” section in our annual report on Form 10-K (“Annual Report”) for the year ended June 30, 2011 filed with SEC on September 28, 2011 and are afforded the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Readers should carefully review the risk factors disclosed in the Annual Report and other documents filed by us with the SEC.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto as filed with the SEC and other financial information contained elsewhere in this Quarterly Report.

Except as otherwise indicated by the context, references in this Form 10-Q to “we,” “us,” “our,” “the Registrant,” “our Company,” or “the Company” are to China Health Industries Holdings, Inc., a Delaware corporation, China Health Industries Holdings Limited, its wholly owned subsidiary, Harbin Humankind Biology Technology Co. Limited and indirect 99% owned subsidary, Harbin Huimeijia Medicine Company. Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iii) “RMB” are to Renminbi Yuan of China; (iv) “Securities Act” are to the Securities Act of 1933, as amended; and (v) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

Pursuant to the Securities Purchase Agreement dated as of September 10, 2007 between the Company, Bontems and Xin Sun, we experienced a change in control whereby Xin Sun acquired a total of 22,000,545 shares of common stock of the Company from Bontems and the Company issued 2,061,200 shares of common stock of the Company to Sun  Xin, such that upon consummation of the agreement, Xin Sun held an aggregate of 24,061,745 shares, or 51.53% of the total issued and outstanding shares of common stock of the Company on a fully-diluted basis.

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

As a result of the above, China Health Industries Holdings Limited is now our wholly-owned subsidiary. Because Harbin Humankind Biology Technology Co., Limited (“Humankind”) is a wholly-owned subsidiary of China Health Industries Holdings Limited and Harbin Huimeijia Medicine Company (“Huimeijia”) is in turn a subsidiary of which 99% equity interest are owned by Harbin Humankind, both Harbin Humankind and Huimeijia are our indirectly owned subsidiaries.

Business Overview

Our principal business operations are conducted through our wholly owned subsidiary, Humankind and Humankind’s subsidiary, Huimeijia.

Humankind was incorporated in the People’s Republic of China (“PRC”) on December 14, 2003 and completed its Good Manufacturing Practice (“GMP”) certification on April 24, 2007. It is in the business of manufacture and sale of health products, “green” (or organic) food and detection of disease susceptibility or pre-disposition through genetic studies.

Huimeijia was incorporated in the PRC on October 14, 2008.  Huimeijia completed its GMP certification on July 23, 2009 and will be producing and selling our drugs.

Our business is conducted through our sales agents and sales personnel. We sell our products to the sales agents and sales personnel, and our sales agents and sales people then sell our products to the customers. We have sales agents located in Jiangsu, Zhejiang, Gansu, Shanghai, Anhui and Beijing. Our sales through agents in Zhejiang, Jiangsu and Gansu provinces accounted for 13%, 13% and 12% of our total sales respectively for the three months ended September 30, 2011. We expect to sell our products over the internet eventually.

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

Pursuant to a technology transfer agreement dated October 12, 2007 (“Technology Transfer Agreement”), we purchased another health product known as “Kindlink” brand propolis and black ant capsule made from propolis, black ant, acanthopanax, astragalus root from Beijing Jindelikang Bio-Technology Co., Ltd. (“Jindelikang”). The change of the ownership has been approved by the State Food and Drug Administration. This product is consumed to boost one’s immunity. The certification number issued by the State Food and Drug Administration on August 20, 2004 for the license to manufacture the product is GuoShiJianZi G20040906. We have no continuing obligations under the Technology Transfer Agreement.

(ii)	Health Food and Organic “Green” Food

Our health and organic “green” food products include (i) Abalone, Sea Cucumber and Frog Oil Soft Capsules (Serial Number 016-2007), (ii) Ganodermalucidum and Aweto Soft Capsules (Serial Number 017-2007), (iii) Propolis Soft Capsules, (iv) Deep Sea Fish Oil (Serial Number 012-2006),  (v) Liquid Calcium (Serial Number 013-2006),  (vi) Multi-Vitamins (Serial Number  010-2007), (vii) Soybean Isoflavone (Serial Number 012-2006)  and (viii) Royal Jelly (Serial Number 011-2006), (ix) Sleeping Beauty Capsule, (x) Virility Max Capsule, (xi) Ruddy Granule, (xii) Blood Cleanser Soft Capsule, (xiii) Colon Cleanser Capsule and (xiv)Energy Elemental Power.

Results of Operations

For the three months ended September 30, 2011 as compared to three months ended September 30, 2010
	September 30, 2011	Variance	September 30, 2010
REVENUES
Product Sales	$22,193,526	91.04%	$11,617,393
Total revenues	$22,193,526		11,617,393

COST OF GOODS SOLD
Cost of goods sold	$12,970,066	116.70%	$5,985,295
Gross Profit	$9,223,460	63.77%	$5,632,098

Revenue

Total revenues increased by $10,576,133, or 91.04%, in the three months ended September 30, 2011 compared to the same period in 2010. The increase in revenues is attributable to growth in product sales. This growth in product sales was attributable to increased sales volume resulting from our efforts to continue to develop our distribution channels by hiring additional sales agents to ensure that our products and their benefits are introduced to those making or influencing the purchasing decisions.

Our cost of sales increased $6,984,771, or 116.70% in the three months ended September 30, 2011 compared to the same period in 2010. The costs of sales increased as a result of the increased sales.

Our gross margin decreased 6.92% from 48.48% for the three months ended September 30, 2010 to 41.56%  for the three months ended September 30, 2011. This decrease was primarily attributable to a 25% discount on sales price offered to our sales agents, to incentivize them to sell more products.

Sales by Product Line

A break-down of our sales by major product line for the three months ended September 30, 2011 and 2010 is as follows:

	For the Three Months Ended September 30,
	2011			2010
Product Category*	Quantity (Unit)	Sales US$	% of Sales	Quantity (Unit)	Sales US$	% of Sales
Sleeping Beauty Capsule	54,986	778,133	3.51%	28,594	582,274	5.01%
Ruddy Granule	57,481	1,615,938	7.28%	28,426	782,325	6.73%
Virility Max Capsule	121,681	2,765,463	12.46%	65,051	1,513,833	13.03%
Blood Cleanser Soft Capsule	58,533	1,652,827	7.45%	39,140	1,022,658	8.80%
Energy Elemental Powder	57,588	672,691	3.03%	14,195	234,149	2.02%
Waterlilies Soft Capsule(Sailuozhi)	129,845	10,933,503	49.26%	52,867	4,710,276	40.55%
Colon Cleanser Capsule	128,975	3,774,971	17.01%	72,528	2,771,878	23.86%
Total		22,193,526	100%		11,617,393	100%

*All of the products are manufactured by the Company.

Operating Expenses

The following table summarizes our operating expenses for the three months ended September 30, 2011 and 2010, respectively:

	For the Three Months Ended
	September 30,
	2011	Variance	2010
Operating Expenses
Selling, general and administrative expenses	$1,963,173	(1.78)%	$1,998,820
Depreciation and amortization	14,699	(25.38)%	19,697
Total operating expenses	$1,977,872	(2.01)%	$2,018,517

Total operating expenses for the three months ended September 30, 2011 decreased $40,645 or 2.01% over the same period in 2010. The lower operating expenses were primarily attributable to lower depreciation and amortization costs and the decrease in costs of research and development the Company recognized ratably over the terms of the technology development agreements it entered into during the period from April 9, 2010 through July 7, 2010.

Interest Income and Interest Expense

Interest income is $73,138 for the three months ended September 30, 2011 and $39,355 for the three months ended September 30, 2010. The increase was primarily due to the accrued interests from the loan to Heilongjiang Tiefeng Rice Company Limited.

We incurred imputed interest expenses in the amount of $7,100 on the loans payable to Mr. Xin Sun, chief executive officer and majority shareholder of our Company. These loans are unsecured, non-interest bearing and have no fixed terms of repayment.

Income Taxes

Income taxes increased $881,314 for the three months ended September 30, 2011 compared to the same period in 2010. The increase was primarily attributable to increased income before income taxes in the amount of $3,659,858.

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

Liquidity and Capital Resources

We believe our current working capital position together with our expected future cash flows from operations will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months. However, this belief is based upon many assumptions and is subject to numerous risks, and there can be no assurance that we will not require additional funding in the future.

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of September 30, 2011 and 2010 and for each of the three months then ended:

	2011	2010

As of September 30:
Cash and cash equivalents	$26,343,592	$14,132,435
Working capital	$37,140,983	$18,673,477
Inventories	$907,750	$327,395
For the Three Months Ended September 30:
Cash provided by (used in):
Operating activities	$2,332,867	$672,676
Investing activities	$(444,460)	$(79,497)
Financing activities	$378,429	$2,601

As of September 30, 2011, cash and cash equivalents were $26,343,592 as compared to $14,132,435 at September 30, 2010. The increased cash and cash equivalents position was $12,211,157 or 86.41% at September 30, 2011. The increase in cash and cash equivalents was primarily attributable to increased cash flows provided by operating activities.

Cash flow provided by operating activities was $2,332,867 for the three months ended September 30, 2011 compared to cash flow provided by operation activities of $672,676 for the same period in 2010. The increase of $1,660,191 in cash provided by operating activities was primarily attributable to the increase in net income in the amount of $2,778,544.

Our working capital position at September 30, 2011 was $37,140,983 compared to working capital of $18,673,477 at September 30, 2010. Our increased working capital position in 2011 was principally funded by the increased cash flow generated by increased sales. Management considers current working capital and borrowing capabilities adequate to cover our current operating and capital requirements.

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

Currency Exchange Fluctuations

Aggregate net foreign currency transactions included in the statement of operations were gains of $533,184 and $224,553, for the three months ended September 30, 2011 and 2010, respectively, primarily due to the decline of the value of USD to RMB.  The average rates of exchange from USD to RMB were 6.4155 to 1 and 6.7680 to 1 for the three months ended September 30, 2011 and 2010 or a 5.21% change.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an on-going basis, we evaluate our estimates, including those related to property, plant and equipment, inventories, revenue recognition, accounts receivable, derivative warrant liability, warranty reserve, goodwill and intangibles, stock based compensation, and foreign currency transactions and translation. We base our estimates on historical experience and on various other market-specific assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ significantly from these estimates.

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

Most of our products are sold to end customers directly and customers made payments promptly. The Company may offer sales incentives and cash discounts to customers or resellers as a reduction of revenue rather than an operating expense. For the three months ended September 30, 2011 and 2010, the Company did not provide sales incentives to its customers or resellers.

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

For financial reporting purposes, the financial statements of subsidiaries, which are prepared using the functional currency, have been translated into reporting currency, the United States Dollars (“USD”). Assets and liabilities are translated at the prevailing exchange rate at each reporting period end date, revenue and expenses are translated at the average exchange rates, and stockholders’ equity is translated at historical exchange rates. Translation adjustments are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit
Number	Description of Exhibit

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  The XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

Date: November 14, 2011
/s/ Xin Sun
Xin Sun
Chief Executive Officer and Chief Financial Officer