Form 10-Q
period 2011-12-31
China Health Industries Holdings, Inc.
filed 2012-02-14
CIK 1309057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of February 14, 2012, there are 62,239,737 shares of $0.0001 par value common stock issued and outstanding.

FORM 10-Q

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011	June 30, 2011
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$27,608,798	$23,744,820
Accounts receivable	17,528,687	8,506,933
Inventory	957,958	738,207
Notes receivable	3,217,862	3,126,340
Prepaid expenses	782,376	1,007,630
Total current assets	50,095,681	37,123,930

Property & equipment – net	1,209,702	1,147,281
Intangible assets – net	873,272	860,163
Construction-in-progress	481,264	1,856
Long-term deposit	3,336,564	3,249,014

Total assets	$55,996,483	$42,382,244

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$2,256,807	$906,208
Related party debt	433,783	432,924
Wages payable	1,183,772	1,352,906
Tax payable	3,417,251	2,657,582
Total current liabilities	7,291,613	5,349,620

Stockholders' equity
Common stock, ($0.0001 par value, 300,000,000 shares authorized, 62,239,737 issued and outstanding as December 31, 2011	$6,224	$6,224
and June 30, 2011, respectively)	1,475,923	1,462,227
Accumulated other comprehensive income	3,176,102	2,010,981
Statutory reserve	38,679	38,679
Retained earnings	44,007,942	33,514,513
Total stockholders' equity	48,704,870	37,032,624

Total liabilities and stockholders' equity	$55,996,483	$42,382,244

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

REVENUE	23,973,612	13,363,093	46,167,138	24,980,486

COST OF GOODS SOLD	14,401,135	6,708,036	27,371,201	12,693,331

GROSS PROFIT	9,572,477	6,655,057	18,795,937	12,287,155

OPERATING EXPENSES
Selling, general & administrative	2,286,370	1,227,027	4,129,519	2,488,419
Depreciation and amortization	15,862	20,099	30,561	39,796
Research & development	120,024	34,115	240,048	771,543
Total operating expenses	2,422,256	1,281,241	4,400,128	3,299,758

INCOME FROM OPERATIONS	7,150,221	5,373,816	14,395,809	8,987,397

OTHER INCOME
Interest income	76,778	39,282	149,916	78,637
Interest expense	(6,595)	(1,168)	(13,695)	(2,336)
Total other income	70,183	38,114	136,221	76,301

INCOME BEFORE INCOME TAXES	7,220,404	5,411,930	14,532,030	9,063,698

Provision for income taxes	2,041,873	1,548,022	4,038,601	2,663,436

NET INCOME	$5,178,531	$3,863,908	$10,493,429	$6,400,262

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	631,937	(23,552)	1,165,121	201,001

Total other comprehensive income	$5,810,468	$3,840,356	$11,658,550	$6,601,263

Earning per share:
Basic & diluted earning per share	$0.08	$0.06	$0.17	$0.10

Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	62,239,737	62,239,737	62,239,737	62,239,737

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31,
	2011	2010

Cash Flows from Operating Activities
Net income	$10,493,429	$6,400,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,841	39,797
Imputed interest	13,695	2,336
(Increase) / decrease in current assets:
Accounts receivables and note receivables	(8,799,797)	(98,337)
Inventory	(199,859)	(126,721)
Prepaid expenses	252,405	(96,161)
Increase in current liabilities:
Accounts payable and other payables	1,808,701	363,150

Net cash provided by operating activities	3,622,415	6,484,326

Cash Flows from Investing Activities
Purchases of fixed assets	(76,076)	(163,323)
Dues from notes receivable	-	(32,002)
Construction-in-progress	(479,357)	163,323

Net cash used in investing activities	(555,433)	(32,002)

Cash Flows from Financing Activities
Payment to related party	(479,357)	-
Proceeds from related party	479,357	2,601

Net cash provided by financing activities	-	2,601

Effect of exchange rate changes on cash and cash equivalents	796,996	(82,931)

Net increase in cash and cash equivalents	3,863,978	6,371,994

Cash and cash equivalents, beginning balance	23,744,820	13,344,531

Cash and cash equivalents, ending balance	$27,608,798	$19,716,525

Supplemental cash flow information

Cash paid for income taxes	$6,911,670	$2,408,152

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

Our present corporate structure is as follows:

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by China Health Industries Holdings, Inc. and subsidiaries without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. These condensed consolidated financial statements include all adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature. The results of operations for the six months ended December 31, 2011 may not be indicative of results that may be expected for the year ending June 30, 2012.

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

China Health’s financial statements are translated into the reporting currency, the United States Dollar (“USD”). Assets and liabilities of China Health are translated at the prevailing exchange rate at each reporting period end date. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from translation of these financial statements are reflected as accumulated other comprehensive income in shareholders’ equity.

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

The company maintains cash and cash equivalents at several financial institutions. Only accounts at US financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of December 31, 2011, the Company’s uninsured bank balances totaled $27,604,476, which was mainly maintained at financial institutions located in PRC. The Company’s insured bank balances totaled $4,322, which was maintained at US financial institutions.

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

Earnings per Share

Basic earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the six months ended December 31, 2011 and 2010, the Company had no potential dilutive common stock equivalents outstanding.

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

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation.  Total comprehensive income represents the activity for a period net of related tax and was a gain of $631,937 and a loss of $23,552 for the three months ended December 31, 2011 and 2010, respectively and was a gain of $1,165,121 and $201,001 for the six months ended December 31, 2011 and 2010, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to adjustments for currency translation and increased overall equity by $3,176,102 and $2,010,981 as of December 31, 2011 and June 30, 2011, respectively.

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

 Note 2 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable totaled to $17,528,687 and $8,506,933 as of December 31, 2011 and June 30, 2011, respectively. The increase in accounts receivable was primarily due to extending credit to the Company’s sales agents. These sales agents are the Company’s new customers and the Company offers these agents 60 days to 90 days term in order to increase the Company’s sales. Most of the Company’s products were sold to the end customers directly and the end customers made payments upon receipt of our product.

 Note 3 – NOTES RECEIVABLE

Notes receivable consist of the following:

	December 31,	June 30,
	2011	2011
Advances to employees	$9,994	$2,955
Accrued Interest	26,693	25,992
Notes receivable -Tiefeng	3,177,680	3,094,299
Other Notes Receivable	3,495	3,094
Total notes receivable	$3,217,862	$3,126,340

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

As of March 31, 2010, Tiefeng did not get the crucial certified documents from local government agencies. Based on the amended share purchase agreement, the deal is thus voided. Tiefeng paid back approximately $1.46 million (RMB 10,000,000) to the Company on March 31, 2010, an additional $1.46 million (RMB 10,000,000) was paid on April 30, 2010 as part of the deposit refund. Another $1.46 million (RMB 10,000,000) was paid on May 31, 2010. The balance of $3,177,680 (RMB 20,000,000) was converted to loans to Tiefeng with a two year term starting on May 5, 2010. Interest is charged semi-annually by using the current Chinese bank borrowing rate of 5.31%.  As of December 31, 2011 and June 30, 2011, accrued interest income on the Tiefeng loan totals $26,693 and $25,992, respectively.

Note 4 - INVENTORIES

Inventories consist of following:

	December 31,	June 30,
	2011	2011
Finished goods	$249,769	$154,770
Work-in-process	248,007	191,506
Raw materials	387,778	328,127
Supplies and packing materials	72,404	63,804
Total inventory	$957,958	$738,207

Note 5 - DEPOSIT

The Company paid $3,336,564 (RMB 21,000,000) as of December 31, 2011 and $3,249,014 (RMB 21,000,000) as of June 30, 2011 to Harbin Songbei District Development and Construction Committee as prepayment for the acquisition of land use rights. The Company is in the process of going through a full range of procedures before the land use rights can be granted to the Company.

Note 6 – CONSTRUCTION IN PROGRESS

Plant and production lines currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including development expenditures, professional fees and interest expenses capitalized during the course of construction for the purpose of financing the project. Currently, construction is completed and the project is waiting for final inspection and examination and government approval. The Company had no capitalized interest and to date has funded this construction through operations without the use of outside debt financing.  As of June 30, 2011, the Company has incurred $1,856 of construction in progress for plant and production lines.

On August 15, 2011, the Company entered into an agreement with a contractor to construct an office building for the Company. Estimated total cost of construction is approximately $622,372 (RMB 4,022,700). The Company anticipates the construction to be completed within 45 days from August 15, 2011 to October 15, 2011. Due to local weather condition, the construction has not been completed yet. As of December 31, 2011, 75% of construction has been completed and $481,264 (RMB 3,017,025) has been recorded as cost of construction in progress.

Upon readiness for use of the project, the cost of construction-in-progress will be transferred to property and equipment, at which time depreciation will commence.

Note 7 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

	December 31,	June 30,
	2011	2011
Building and warehouses	$1,102,970	$1,074,029
Machinery and equipment	198,419	192,459
Office equipment	40,757	30,177
Vehicles	162,279	94,204
Other	23,833	23,207
Less: Accumulated depreciation	(318,556)	(266,795)
Total	$1,209,702	$1,147,281

Depreciation expense charged to operations was $20,639 and $30,448 for the six months ended December 31, 2011 and 2010, respectively. Depreciation expense charged to cost of goods sold was $23,280 and $0 for the six months ended December 31, 2011 and 2010, respectively.

Note 8 – INTANGIBLE ASSETS

The following is a summary of the intangible assets:

	December 31,	June 30,
	2011	2011
Land use right	$1,007,004	$980,581
Less: Accumulated amortization	(133,732)	(120,418)
	$873,272	$860,163

Amortization expense charged to operations was $9,922 and $9,349 for the six months ended December 31, 2011 and 2010, respectively.

Note 9 - RELATED PARTY DEBT

Related party debt represents temporary short-term loans from the majority owner, Mr. Xin Sun, a PRC citizen and other related parties. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows classified as due to the majority owner and other related parties are classified as cash flows from financing activities. The total borrowings from Mr. Sun and other related parties were $433,783 and $432,924 as of December 31, 2011 and June 30 2010, respectively.

Interest was imputed on the loans using the Chinese bank borrowing rate of 6.31% for the six months ended December 31, 2011. The total imputed interest expense was $13,695 and $2,336 for the six months ended December 31, 2011 and 2010, respectively.

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

Rental expense was approximately $11,134 and $88,500, for the six months ended December 31, 2011 and 2010, respectively. Since the Company orally terminated the rental agreement, there is no rental commitment for the six months ended December 31, 2011. The rental commitment for the six months ended December 31, 2010 was nil.

Note 11 – MAJOR SUPPLIERS AND CUSTOMERS

The Company had two suppliers that accounted for 82% of purchases for the six months ended December 31, 2011 with each accounting for 55% and 27%, respectively.

The Company had three customers that accounted for 37% of the company’s total sales for the six months ended December 31, 2011 with each accounting for 13%, 12% and 12%, respectively.

The Company had three suppliers that accounted for 93% of purchases for the six months ended December 31, 2010 with each accounting for 71%, 11% and 11%, respectively.

The Company had no customer that accounted for more than 10% of the company’s total sales for the six months ended December 31, 2010.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto appearing elsewhere herein and “Forward Looking Statements” summary set forth in the forepart of this Quarterly Report as well as the “Risk Factors” section in our annual report on Form 10-K (“Annual Report”) for the year ended June 30, 2011 filed with SEC on September 28, 2011 and are afforded the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Readers should carefully review the risk factors disclosed in the Annual Report and other documents filed by us with the SEC.

DISCUSSION

We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our products, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can”, “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

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

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes thereto as filed with the SEC and other financial information contained elsewhere in this Quarterly Report.

Except as otherwise indicated by the context, references in this Form 10-Q to “we,” “us,” “our,” “the Registrant,” “our Company,” or “the Company” are to China Health Industries Holdings, Inc., a Delaware corporation, China Health Industries Holdings Limited, and its wholly owned subsidiary, Harbin Humankind Biology Technology Co. Limited and indirect 99% owned subsidiary, Harbin Huimeijia Medicine Company. Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iii) “RMB” are to Renminbi Yuan of China; (iv) “Securities Act” are to the Securities Act of 1933, as amended; and (v) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

Pursuant to the Securities Purchase Agreement dated as of September 10, 2007 between the Company, Thomas Bontems (“Bontems”) and Xin Sun, we experienced a change in control whereby Xin Sun acquired a total of 22,000,545 shares of common stock of the Company from Bontems and the Company issued 2,061,200 shares of common stock of the Company to Xin Sun, such that upon consummation of the agreement, Xin Sun held an aggregate of 24,061,745 shares, or 51.53% of the total issued and outstanding shares of common stock of the Company on a fully-diluted basis.

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

Huimeijia was incorporated in the PRC on October 14, 2008.  Huimeijia completed its GMP certification on July 23, 2009 and will be producing and selling our drugs. As of the date of this report, Huimeijia has not started any production or sales.

Our business is conducted through our sales agents and sales personnel. We sell our products to the sales agents and sales personnel, and our sales agents and sales people then sell our products to the customers. We have sales agents located in Jiangsu, Zhejiang, Gansu, Shanghai, Anhui and Beijing. Our sales through agents in Zhejiang, Jiangsu and Gansu provinces accounted for 12%, 13% and 12% of our total sales respectively for the six months ended December 31, 2011. We expect to sell our products over the internet eventually. As of the date of this report, we have not started selling our products over the internet yet.

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

Our health and organic “green” food products include (i) Abalone, Sea Cucumber and Frog Oil Soft Capsules (Serial Number 016-2007), (ii) Ganodermalucidum and Aweto Soft Capsules (Serial Number 017-2007), (iii) Propolis Soft Capsules, (iv) Deep Sea Fish Oil (Serial Number 012-2006),  (v) Liquid Calcium (Serial Number 013-2006),  (vi) Multi-Vitamins (Serial Number  010-2007), (vii) Soybean Isoflavone (Serial Number 012-2006)  and (viii) Royal Jelly (Serial Number 011-2006), (ix) Sleeping Beauty Capsule, (x) Virility Max Capsule, (xi) Ruddy Granule, (xii) Blood Cleanser Soft Capsule, (xiii) Colon Cleanser Capsule, (xiv) Energy Elemental Power and (xv) Waterlilies Soft Capsule(Sailuozhi) .

Results of Operations

For the three months ended December 31, 2011 as compared to three months ended December 31, 2010

	December 31, 2011	December 31, 2010	Percent Change
REVENUES
Product Sales	$23,973,612	$13,363,093	79.4%
Total revenues	$23,973,612	13,363,093

COST OF GOODS SOLD
Cost of goods sold	$14,401,135	$6,708,036	114.7%
Gross Profit	$9,572,477	$6,655,057	43.84%

Revenue

Total revenues increased by $10,610,519, or 79.40%, for the three months ended December 31, 2011 compared to the same period in 2010. The increase in revenues was attributable to growth in product sales. This growth in product sales was attributable to increase in sales volume resulting from our efforts to continue to develop our distribution channels by hiring additional sales agents to ensure that our products and their benefits are introduced to those making or influencing the purchasing decisions.

Our cost of sales increased $7,693,099, or 114.68% for the three months ended December 31, 2011 compared to the same period in 2010. The costs of sales increased as a result of the increase in sales. The costs of sales did not increase in proportion to sales is because the regional sales agents get 25% discount of sales prices.

Our gross margin decreased 9.87% from 49.80% for the three months ended December 31, 2010 to 39.93%  for the three months ended December 31, 2011. This decrease was primarily attributable to an increase in raw material costs and a 25% discount of sales prices offered to the regional sales agents. Due to high inflation in the People’s Republic of China, the prices of many of our raw materials have increased. We seek to establish relationships with more suppliers to lower our raw material costs.

Sales by Product Line

A break-down of our sales by major product line for the three months ended December 31, 2011 and 2010 is as follows:

	For the Three Months Ended December 31,
	2011			2010
	Quantity			Quantity		% of
Product Category*	(Unit)	Sales US$	% of Sales	(Unit)	Sales US$	Sales
Sleeping Beauty Capsule	63,580	862,456	3.60%	22,758	344,334	2.58%
Ruddy Granule	64,370	1,757,833	7.34%	33,956	1,027,525	7.69%
Virility Max Capsule	132,277	2,951,526	12.31%	72,787	1,835,474	13.74%
Blood Cleanser Soft Capsule	64,491	1,751,182	7.30%	41,107	1,243,917	9.31%
Energy Elemental Powder	61,032	690,621	2.88%	10,379	130,864	0.98%
Waterlilies Soft Capsule(Sailuozhi)	141,969	11,783,327	49.15%	67,407	6,374,275	47.70%
Colon Cleanser Capsule	144,678	4,176,667	17.42%	73,415	2,406,704	18.01%
Total		23,973,612	100%		13,363,093	100%

*All of the products are manufactured by the Company.

Operating Expenses

The following table summarizes our operating expenses for the three months ended December 31, 2011 and 2010, respectively:

	For the Three Months Ended
	December 31,
			Percent
	2011	2010	Change
Operating Expenses
Selling, general and administrative	$2,286,370	$1,227,027	86.33%
Depreciation and amortization	15,862	20,099	(21.08)%
Research and development	120,024	34,115	(251.82)%
Total operating expenses	$2,422,256	$1,281,241	89.06%

Total operating expenses for the three months ended December 31, 2011 increased $1,141,015 or 89.06% compared to the same period in 2010. The higher operating expenses were primarily attributable to the increase in selling expenses as a result of increased bonus to sales agents and management, which related to the increase of sales. The Company also recognized the costs of research and development ratably over the terms of the technology development agreements it entered into during the period from April 9, 2010 through July 7, 2010.

Interest Income and Interest Expense

Interest income was $76,778 for the three months ended December 31, 2011 and $39,282 for the three months ended December 31, 2010. The increase was primarily due to accrued interests from the loan to Heilongjiang Tiefeng Rice Company Limit and increased interests from deposits in banks.

We incurred imputed interest expense in the amount of $6,595 for the three months ended December 31, 2011 and $1,168 for the three months ended December 31, 2010 on the loans payable to Mr. Xin Sun, chief executive officer and majority shareholder of our Company. These loans are unsecured, non-interest bearing and have no fixed terms of repayment.

Income Taxes

Income taxes were $2,041,873, an increase of $493,851 for the three months ended December 31, 2011 as compared to $1,548,022 for the same period in 2010. The increase was primarily attributable to increase in income before income taxes in the amount of $1,808,474.

Results of Operations

For the six months ended December 31, 2011 as compared to six months ended December 31, 2010

	December 31, 2011	December 31, 2010	Percent Change
REVENUES
	$46,167,138	$24,980,486	84.81%
Total revenues	$46,167,138	24,980,486

COST OF GOODS SOLD
Cost of goods sold	$27,371,201	$12,693,331	115.6%
Gross Profit	$18,795,937	$12,287,155	52.97%

Revenue

Total revenues increased by $21,186,652, or 84.81%, for the six months ended December 31, 2011 compared to the same period in 2010. The increase in revenues was attributable to growth in product sales. This growth in product sales was attributable to increase in sales volume resulting from our efforts to continue to develop our distribution channels by hiring additional sales agents to ensure that our products and their benefits are introduced to those making or influencing the purchasing decisions.

Our cost of sales increased $14,677,870, or 115.63% in the six months ended December 31, 2011 compared to the same period in 2010. The costs of sales increased as a result of the increase in sales. The costs of sales did not increase in proportion to sales is because the regional sales agents get 25% discount of sales prices.

Our gross margin decreased 9.02% from 49.19% for the six months ended December 31, 2010 to 40.71%  for the six months ended December 31, 2011. This decrease was primarily attributable to an increase in the raw material costs and a 25% discount of sales prices offered to the regional sales agents. Due to high inflation in the People’s Republic of China, the prices of many of our raw materials have increased. We seek to establish relationships with more suppliers to lower our raw material costs.

Sales by Product Line

A break-down of our sales by major product line for the six months ended December 31, 2011 and 2010 is as follows:

	For the Six Months Ended December 31,
	2011			2010
	Quantity			Quantity		% of
Product Category*	(Unit)	Sales US$	% of Sales	(Unit)	Sales US$	Sales
Sleeping Beauty Capsule	118,566	1,640,500	3.55%	61,251	926,608	3.71%
Ruddy Granule	121,851	3,373,720	7.31%	59,815	1,809,850	7.24%
Virility Max Capsule	253,958	5,717,133	12.39%	133,343	3,349,307	13.41%
Blood Cleanser Soft Capsule	123,024	3,404,148	7.37%	74,910	2,266,575	9.07%
Energy Elemental Powder	118,620	1,363,458	2.95%	28,954	365,013	1.46%
Waterlilies Soft Capsule(Sailuozhi)	271,814	22,716,940	49.21%	117,229	11,084,551	44.37%
Colon Cleanser Capsule	273,653	7,951,239	17.22%	157,989	5,178,582	20.73%
Total		46,167,138	100%		24,980,486	100%

*All of the products are manufactured by the Company.

Operating Expenses

The following table summarizes our operating expenses for the six months ended December 31, 2011 and 2010, respectively:

	For the Six Months Ended
	December 31,
			Percent
	2011	2010	Change
Operating Expenses
Selling, general and administrative	$4,129,519	$24,884,193	65.95%
Depreciation and amortization	30,561	39,796	(23.21)%
Research and development	240,045	771,543	(68.89.21)%
Total operating expenses	$4,400,128	$3,299,758	33.35%

Total operating expenses for the six months ended December 31, 2011 increased $1,100,370 or 33.35% over the same period in 2010. The higher operating expenses were primarily attributable to the increase in selling expenses as a result of increased bonus to sales agents and management, which related to the increase of sales.

Interest Income and Interest Expense

Interest income was $149,916 for the six months ended December 31, 2011 and $78,637 for the six months ended December 31, 2010. The increase was primarily due to accrued interest from the loan to Heilongjiang Tiefeng Rice Company Limited.

We incurred imputed interest expenses in the amount of $13,695 for the six months ended December 31, 2011 and $2,336 for the six months ended December 31, 2010 on the loans payable to Mr. Xin Sun, chief executive officer and majority shareholder of our Company. These loans are unsecured, non-interest bearing and have no fixed terms of repayment.

Income Taxes

Income taxes were $4,038,601 for the six months ended December 31, 2011, an increase of $1,375,165 compared to $2,663,436 for the same period in 2010. The increase was primarily attributable to increase in income before income taxes in the amount of $5,468,332.

2012 Outlook

We anticipate our total revenues in 2012 versus 2011 to increase by 20% or approximately $12.5 million with growth in all categories of our product sales. Our gross profit margin in 2012 is expected to be approximately 47% due to increase in raw material costs resulting from inflation. We estimate our overall 2012 net profit margin to be approximately 26%. However, there is no assurance that these predictions will be reached.

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

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of December 31, 2011 and 2010 and for each of the six months then ended:

	2011	2010

As of December 31:
Cash and cash equivalents	$27,608,798	$19,716,525
Working capital	$42,804,068	$22,283,596
Inventories	$957,958	$311,243
For the Six Months Ended December 31:
Cash provided by (used in):
Operating activities	$3,622,415	$6,484,326
Investing activities	$(555,433)	$(32,002)
Financing activities	$-	$2,601

As of December 31, 2011, cash and cash equivalents were $27,608,798 as compared to $19,716,525 at December 31, 2010. The increased cash and cash equivalents position was $7,892,273 or 40.03% at December 31, 2011. The increase in cash and cash equivalents was primarily attributable to increase in cash flows provided by operating activities.

Cash provided by operating activities was $3,622,415 for the six months ended December 31, 2011 compared to cash provided by operating activities of $6,484,326 for the same period in 2010. The decrease of $2,861,911 in cash provided by operating activities was primarily attributable to the increase in accounts receivable in the amount of $8,799,797.

Our working capital position at December 31, 2011 was $42,804,068, compared to working capital of $22,283,596 at December 31, 2010. Our increased working capital position in 2011 was principally funded by the increase in accounts receivable generated by increased sales. Management considers current working capital and borrowing capabilities adequate to cover our current operating and capital requirements.

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

Currency Exchange Fluctuations

Aggregate net foreign currency translation gains included in the condensed consolidated statements of operations were $1,165,121 and $201,001, for the six months ended December 31, 2011 and 2010, respectively, primarily due to the decline of the value of USD against RMB.  The average exchange rates from USD to RMB were 6.3876 to 1 and 6.7788 to 1 for the six months ended December 31, 2011 and 2010, respectively, or a 5.77% change.

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

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Accounts Receivable

The accounts receivable incurred in the current reporting period was primarily due to the receivables from our sales agents. These sales agents are our new customers and we offer these agents 60 days to 90 days term in order to increase our sales. Most of the products were sold to the end customers directly and the end customers made payments upon receipt of our product. The credit sale system has not been well established in the PRC. Our sale agreements with our customers provide that risk of loss passes to the customers upon delivery and that we accept product exchanges but we do not have a policy for product returns. Accordingly, accounts receivable are recorded at the invoiced amount and do not bear interest. We extend unsecured credit to our customers in the ordinary course of business but mitigate the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness, and the economic environment.

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

Most of our products are sold to end customers directly and customers made payments promptly. The Company may offer sales incentives and cash discounts to customers or resellers as a reduction of revenue rather than an operating expense. For the six months ended December 31, 2011 and 2010, the Company did not provide sales incentives to its customers or resellers.

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

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level as of December 31, 2011.

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

 None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

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

* Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  The XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

Date: February 14, 2012
/s/ Xin Sun
Xin Sun
Chief Executive Officer and Chief Financial Officer

