Form 10-Q
period 2012-03-31
China Health Industries Holdings, Inc.
filed 2012-05-21
CIK 1309057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20-549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 21, 2012, there are 62,239,737 shares of $0.0001 par value common stock issued and outstanding.

FORM 10-Q

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The unaudited condensed consolidated financial statements of registrant for the three and nine months ended March 31, 2012 and 2011 follow.  The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	June 30, 2011
ASSETS

Current assets
Cash and cash equivalents	$37,737,887	$23,744,820
Accounts receivable	6,041,781	8,506,933
Inventory	715,793	738,207
Notes receivable	3,192,555	3,126,340
Prepaid expenses	677,859	1,007,630
Total current assets	48,365,875	37,123,930

Property & equipment – net	1,186,439	1,147,281
Intangible assets – net	868,182	860,163
Construction-in-progress	481,233	1,856
Long-term deposit	3,336,352	3,249,014

Total assets	$54,238,081	$42,382,244

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$17,284	$906,208
Related party debt	433,789	432,924
Wages payable	528,640	1,352,906
Tax payable	921,541	2,657,582
Total current liabilities	1,901,254	5,349,620

Stockholders' equity
Common stock ($0.0001 par value, 300,000,000 shares authorized, 62,239,737 issued and outstanding as of March 31, 2012 and June 30, 2011, respectively)	6,224	6,224
Additional paid-in capital	1,482,829	1,462,227
Accumulated other comprehensive income	3,169,729	2,010,981
Statutory reserve	38,679	38,679
Retained earnings	47,639,366	33,514,513
Total stockholders' equity	52,336,827	37,032,624

Total liabilities and stockholders' equity	$54,238,081	$42,382,244

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

REVENUE	11,250,503	16,681,724	56,164,111	41,662,210

COST OF GOODS SOLD	6,406,449	8,918,379	33,777,650	21,611,710

GROSS PROFIT	4,844,054	7,763,345	22,386,461	20,050,500

OPERATING EXPENSES
Selling, general & administrative expenses	566,849	1,069,847	3,442,839	3,558,266
Depreciation and amortization expenses	51,414	20,958	81,975	60,754
Research & development	120,152	602,860	360,200	1,374,403
Total operating expenses	738,415	1,693,665	3,885,014	4,993,423

INCOME FROM OPERATIONS	4,105,639	6,069,680	18,501,447	15,057,077

OTHER INCOME (EXPENSES)
Interest income	82,860	62,905	232,776	141,542
Interest expense	(6,907)	(1,195)	(20,602)	(3,531)
Total other income	75,953	61,710	212,174	138,011

INCOME BEFORE INCOME TAXES	4,181,592	6,131,390	18,713,621	15,195,088

Provision for income taxes	550,167	1,730,671	4,588,768	4,394,107

NET INCOME	$3,631,425	$4,400,719	$14,124,853	$10,800,981

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	(6,373)	1,728,002	1,158,748	1,929,003

Total comprehensive income	$3,625,052	$6,128,721	$15,283,601	$12,729,984

Earning per share:
Basic & diluted earning per share	$0.06	$0.07	$0.23	$0.17

Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	62,239,737	62,239,737	62,239,737	62,239,737

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,
	2012	2011

Cash Flows from Operating Activities
Net income	$14,124,853	$10,800,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,975	60,754
Imputed interest	20,602	3,531
Decrease / (increase) in current assets:
Accounts receivables and other receivables	2,694,974	(2,626,225)
Inventory	42,258	(414,274)
Prepaid expenses	356,857	28,888
Decrease in current liabilities:
Accounts payable and other payables	(3,564,666)	(442,461)

Net cash provided by operating activities	13,756,853	7,411,194

Cash Flows from Investing Activities
Purchases of fixed assets	(76,071)	(3,088)
Construction-in-progress	(479,327)	-

Net cash used in investing activities	(555,398)	(3,088)

Effect of exchange rate changes on cash and cash equivalents	791,612	1,686,849

Net increase in cash and cash equivalents	13,993,067	9,094,955

Cash and cash equivalents, beginning balance	23,744,820	13,344,531

Cash and cash equivalents, ending balance	$37,737,887	$22,439,486

Supplemental cash flow information

Cash paid for income taxes	$5,618,304	$7,497,393
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

China Health Industries Holdings, Inc. (“China Health, Inc.”) was incorporated in the state of Arizona on July 11, 1996 and was the successor of the business known as Arizona Mist, Inc. which began in 1989. On May 9, 2005, the Company entered into a Stock Purchase Agreement and Share Exchange (effecting a reverse merger) with Edmonds 6, Inc. (“Edmonds 6”) and our name was changed to Universal Fog, Inc. Edmonds 6 was incorporated on August 19, 2004 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pursuant to this agreement, Universal Fog, Inc. (which has been in continuous operation since 1996) became a wholly-owned subsidiary of Edmonds 6.

China Health Industries Holdings Limited ("China Health, Ltd") was incorporated on July 20, 2007 in Hong Kong under the Companies Ordinance as a limited liability company. China Health, Ltd was formed for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship as defined by FASB ACS topic 915 (“Development Stage Entities”).

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

On August 20, 2007, the sole shareholder of China Health, Ltd entered into a share purchase agreement (“Share Purchase Agreement”) with the owners of Humankind. Pursuant to the Share Purchase Agreement, China Health, Ltd purchased 100% of the ownership in Humankind for a cash consideration of $60,408 (“Share Purchase”). Subsequent to the completion of the Share Purchase, Humankind became a wholly-owned subsidiary of China Health, Ltd. The share purchase transaction was accounted for as a “reverse merger,” since the owner of Humankind owns a majority of the outstanding shares of China Health, Ltd’s common stock immediately following the execution of the Share Purchase Agreement. Humankind is deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that have been reflected in the financial statements for periods prior to the Share Purchase are those of Humankind and have been recorded at the historical cost basis. After completion of the Share Purchase, China Health, Ltd’s consolidated financial statements include the assets and liabilities of both China Health, Ltd and Humankind, the historical operations of Humankind and the operations of China Health, Ltd and its subsidiaries from the closing date of the Share Purchase.

On October 14, 2008, Humankind set up a 99% owned subsidiary Harbin Huimeijia Medicine Co., Limited (“Huimeijia”) with its primary business being manufacturing and distributing medicine. Mr. Xin Sun, the Company’s majority owner, owns 1% of Huimeijia. Huimeijia is consolidated in the consolidated financial statements of China Health, Ltd.

On December 31, 2008, China Health, Ltd. closed a reverse merger with Universal Fog, Inc., a U.S. public traded shell company (“Transaction”). China Health, Ltd is the accounting acquirer in the Transaction and the Transaction has been treated as a recapitalization of China Health, Inc. After the Transaction and a 20:1 reverse stock split, Xin Sun owned 61,203,088 shares of common stock, representing 98.3% of the 62,234,737 total outstanding shares of common stock of China Health, Inc. On April 7, 2009, Mr. Sun transferred 28,200,000 shares of common stock to 296 individuals, leaving him with 33,003,088 shares of common stock of China Health, Inc., or approximately 53.03%. We changed our name from Universal Fog, Inc. to China Health Industries Holdings, Inc. on February 19, 2009.

China Health Industries Holdings, Inc., China Health Industries Holdings Limited, Harbin Humankind Biology Technology Co., Liminted, and Harbin Huimeijia Medicine Co., Limited will be collectively referred herein to as the “Company”.

Our present corporate structure is as follows:

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. These condensed consolidated financial statements include all adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The results of operations for the nine months ended March 31, 2012 may not be indicative of results that may be expected for the year ending June 30, 2012.

Translation of Foreign Currencies

Humankind and Huimeijia maintain its books and accounting records in PRC currency “Renminbi” (“RMB”), which is determined as the functional currency. Transactions denominated in currencies other than RMB are translated into RMB at the exchange rates quoted by the People’s Bank of China (“PBOC”) prevailing on the date of the transactions. Foreign currency exchange gains and losses resulting from these transactions are included in operations.

Humankind and Huimeijia’s financial statements are translated into the reporting currency, the United States Dollar (“USD”). Assets and liabilities of China Health are translated at the prevailing exchange rate at each reporting period end date. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from translation of these financial statements are reflected as accumulated other comprehensive income in shareholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. China Health bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. The more significant estimates and assumptions by management include, among others; useful lives and residual value of long-lived assets, valuation of Inventory, accounts receivable and notes receivable, impairment analysis of long-lived assets, intangible assets and deferred taxes. While China Health believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates.

 Statement of Cash Flows

In accordance with Statement FASB ASC Topic 230, Statement of Cash Flows, cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

The company maintains cash and cash equivalents at several financial institutions. Only accounts at US financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC). As of March 31, 2012, the Company’s uninsured bank balances totaled $37,733,563, which was mainly maintained at financial institutions located in the PRC. The Company’s insured bank balances totaled $4,324, which was maintained at US financial institutions.

Revenue Recognition

The Company recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exits and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue net of sales taxes. The Company allows its customers to return product for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. As of March 31, 2012, the Company did not have provision for such return as historically sales returns have been deminimus.

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

Earnings per Share

Basic earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the nine months ended March 31, 2012 and 2011, the Company had no potential dilutive common stock equivalents outstanding.

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

Comprehensive Income

The Company reports comprehensive income in accordance with FASB ASC Topic 220 Comprehensive Income, which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation.  Total comprehensive income represents the activity for a period net of related tax and was a loss of $6,373 and a gain of $1,728,002 for the three months ended March 31, 2012 and 2011, respectively and was a gain of $1,158,748 and $1,929,003 for the nine months ended March 31, 2012 and 2011, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to adjustments for currency translation and increased overall equity by $3,169,729 and $2,010,981 as of March 31, 2012 and June 30, 2011, respectively.

Recent Accounting Pronouncements

In May 2011, Accounting Standards Update (“ASU”) 2011-04 was issued. This update amends Topic 820 to achieve common fair value measurement and disclosure requirement in US GAAP and IFRSs. The Company’s management believes that this pronouncement will not have a material effect on its financial position, results of operations or cash flows.

In June 2011, FASB issued the ASU 2011-05 Presentation of Comprehensive Income to amend ASC Topic 220. This update allows an entity to have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company’s management believes that this pronouncement will not have a material effect on its financial position, results of operations or cash flows.

In September 2011, ASU 2011-08 was issued. This update allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company’s management believes that this pronouncement will not have a material effect on its financial position, results of operations or cash flows.

In December 2011, ASU 2011-11 was issued. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statement on the basis of IFRS. The Company’s management believes that this pronouncement will not have a material effect on its financial position, results of operations or cash flows.

 Note 2 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable totaled to $6,041,782 and $8,506,933 as of March 31, 2012 and June 30, 2011, respectively. The decrease in accounts receivable was primarily due to decrease in sales during three month period ended March 31, 2012. The Company extended credit to the Company’s sales agents. These sales agents are the Company’s new customers and the Company offers these agents 60 days to 90 days term in order to increase the Company’s sales. Most of the Company’s products were sold to the end customers directly and the end customers made payments upon receipt of our product.

 Note 3 – NOTES RECEIVABLE

Notes receivable consist of the following:

	March 31,	June 30,
	2012	2011
Advances to employees	$9,993	$2,955
Accrued interest	-	25,992
Notes receivable -Tiefeng	3,177,478	3,094,299
Other notes receivable	5,084	3,094
Total notes receivable	$3,192,555	$3,126,340

The advances to employees are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

On April 9, 2009, the Company’s wholly-owned subsidiary, Humankind, entered into a letter of intent with the shareholders of Heilongjiang Tiefeng Rice Company Limited (“Tiefeng”) to purchase all the equity interest of Tiefeng (“the Share Transfer Agreement”). On July 23, 2009, the amount of $746,480 (RMB 5,000,000) was paid as retaining fees. The Share Transfer Agreement was signed on August 18, 2009; the amount of $7,312,507 (RMB 50,000,000) was prepaid to Tiefeng on August 19, 2009.

As of March 31, 2010, Tiefeng did not get the crucial certified documents from local government agencies. Based on the amended share transfer agreement, the deal is thus voided. Tiefeng paid back approximately $1.46 million (RMB 10,000,000) to the Company on March 31, 2010, an additional $1.46 million (RMB 10,000,000) was paid on April 30, 2010 as part of the deposit refund. Another $1.46 million (RMB 10,000,000) was paid on May 31, 2010. The balance of $3,177,478 (RMB 20,000,000) was converted to loans to Tiefeng with a two year term starting on May 5, 2010. Interest is charged semi-annually by using the current Chinese bank borrowing rate of 5.31%.  During the quarter ended March 31, 2012, Tiefeng paid the accrued interest income and prepaid interest of $16,681. As of March 31, 2012, the Company has no accrued interest income on Teifeng loan and recorded the prepaid interest of $16,681 as deferred interest income. As of June 30, 2011, accrued interest income on the Tiefeng loan totals $25,992. As of May 15, 2012, the Company has orally extended the due date to May 31, 2012.

Note 4 - INVENTORIES

Inventories consist of following:

	March 31, 2012	June 30, 2011
Finished goods	$243,666	$154,770
Work-in-process	235,793	191,506
Raw materials	213,911	328,127
Supplies and packing materials	22,423	63,804
Total inventory	$715,793	$738,207

Note 5 - DEPOSIT

The Company paid $3,336,352 (RMB 21,000,000) as of March 31, 2012 and $3,249,014 (RMB 21,000,000) as of June 30, 2011 to Harbin Songbei District Development and Construction Committee as prepayment for the acquisition of land use rights. Upon the completion of the city construction by the local government, these rights will be transferred to the Company. As of May 15, 2012, Harbin city is still under construction and the Company is still in the process of obtaining the land use rights from the local government.

Note 6 – CONSTRUCTION IN PROGRESS

Plant and production lines currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including development expenditures, professional fees and interest expenses capitalized during the course of construction for the purpose of financing the project. Currently, construction is completed and the project is waiting for final inspection and examination and government approval. The Company had no capitalized interest and to date has funded this construction through operations without the use of outside debt financing.  As of March 31, 2012, the Company has incurred $1,906 of construction in progress for plant and production lines.

On August 15, 2011, the Company entered into an agreement with a contractor to construct an office building for the Company. Estimated total cost of construction is approximately $639,102 (RMB 4,022,700). The Company anticipates the construction to be completed within 45 days from August 15, 2011 to October 15, 2011. Due to local weather condition, the construction has not been completed yet. As of March 31, 2012, 75% of construction has been completed and $481,233 (RMB 3,017,025) has been recorded as cost of construction in progress.

Upon readiness for use of the project, the cost of construction-in-progress will be transferred to property and equipment, at which time depreciation will commence.

Note 7 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2012	June 30, 2011
Building and warehouses	$1,102,900	$1,074,029
Machinery and equipment	198,407	192,459
Office equipment	40,754	30,177
Vehicles	162,269	94,204
Other	23,831	23,207
Less: Accumulated depreciation	(341,722)	(266,795)
Total	$1,186,439	$1,147,281

Depreciation expense charged to operations was $31,937 and $46,498 for the nine months ended March 31, 2012 and 2011, respectively. Depreciation expense charged to cost of goods sold was $35,095 and $0 for the nine months ended March 31, 2012 and 2011, respectively.

Note 8 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2012	June 30, 2011
Land use right	$1,006,940	$980,581
Less: Accumulated amortization	(138,758)	(120,418)
	$868,182	$860,163

Amortization expense charged to operations was $14,943 and $14,256 for the nine months ended March 31, 2012 and 2011, respectively.

Note 9 - RELATED PARTY DEBT

Related party debt represents temporary short-term loans from the majority owner, Mr. Xin Sun, a PRC citizen and other related parties. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows classified as due to the majority owner and other related parties are classified as cash flows from financing activities. The total borrowings from Mr. Sun and other related parties were $433,789 and $432,924 as of March 31, 2012 and June 30, 2011, respectively.

Interest was imputed on the loans using the Chinese bank borrowing rate of 6.31% for the nine months ended March 31, 2012. The total imputed interest expense was $20,531 and $3,531 for the nine months ended March 31, 2012 and 2011, respectively.

Note 10 - COMMITMENTS AND CONTINGENCIES

The Company’s assets are located in PRC and revenues are derived from operations in PRC.

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

Rental expense was $17,342 and $90,000, for the nine months ended March 31, 2012 and 2011, respectively. The Company entered into a rental agreement with the total amount of $22,005 (RMB 140,000) for the period from January 10, 2012 to January 9, 2013. The rental commitment for the nine months ended March 31, 2012 was nil.

Note 11 – MAJOR SUPPLIERS AND CUSTOMERS

The Company had two suppliers that accounted for 81% of purchases for the three months ended March 31, 2012 with each accounting for 55% and 26%, respectively.

The Company had two customers that accounted for 20% of the company’s total sales for the three months ended March 31, 2012 with each accounting for 10% respectively.

The Company had two suppliers that accounted for 82% of purchases for the three months ended March 31, 2011 with each accounting for 49% and 33%, respectively.

The Company had no customer that accounted for more than 10% of the company’s total sales for the three months ended March 31, 2011.

The Company had two suppliers that accounted for 82% of purchases for the nine months ended March 31, 2012 with each accounting for 55% and 27%, respectively.

The Company had three customers that accounted for 35% of the company’s total sales for the nine months ended March 31, 2012 with each accounting for 12%, 12% and 11%, respectively.

The Company had two suppliers that accounted for 82% of purchases for the nine months ended March 31, 2011 with each accounting for 62% and 20%, respectively.

The Company had no customer that accounted for more than 10% of the company’s total sales for the nine months ended March 31, 2011.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

We make certain forward-looking statements in this Quarterly Report on Form 10-Q (“Report”). Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can”, “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

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

Except as otherwise indicated by the context, references in this Report to “we,” “us,” “our,” “the Registrant”, “our Company,” or “the Company” are to China Health Industries Holdings, Inc., a Delaware corporation, China Health Industries Holdings Limited, and its wholly owned subsidiary, Harbin Humankind Biology Technology Co. Limited and indirect 99% owned subsidiary, Harbin Huimeijia Medicine Company. Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iii) “RMB” are to Renminbi Yuan of China; (iv) “Securities Act” are to the Securities Act of 1933, as amended; and (v) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

Business Overview

Our principal business operations are conducted through our wholly owned subsidiary, Humankind.

Humankind was incorporated in the People’s Republic of China (“PRC”) on December 14, 2003 and completed its Good Manufacturing Practice (“GMP”) certification on April 24, 2007. It is in the business of manufacture and sale of health products, “green” (or organic) food and detection of disease susceptibility or pre-disposition through genetic studies.

Humankind’s 99% owned subsidiary, Huimeijia, was incorporated in the PRC on October 14, 2008.  Huimeijia completed its GMP certification on July 23, 2009 and will be producing and selling our drugs. As of the date of this Report, Huimeijia has not started any production or sales.

Our business is conducted through our sales agents and sales personnel. We sell our products to the sales agents and sales personnel, and our sales agents and sales personnel then sell our products to the customers. We have sales agents located in Jiangsu, Zhejiang, Gansu, Shanghai, Anhui and Beijing. Our sales through agents in Zhejiang, Jiangsu and Gansu provinces accounted for 12%, 12% and 11% of our total sales respectively for the nine months ended March 31, 2012. We expect to sell our products online in the future. Until now, we have not started selling our products online yet.

We are, through Humankind, licensed to manufacture and sell one health supplement product, which has a State Good Health Issue Number (as provided below). In addition, Humankind distributes and sells six kinds of health food.

We are licensed to sell our products only in the PRC.

(i)	Health Supplements

Our “QunLe” brand Sailuozhi soft capsule, which is made from frog oil, soybean isoflavone, procyanidine (made from grape seeds) and vitamin C, is for freckle removal and supplementing the water content of the skin. The certification number issued by the State Food and Drug Administration on August 29, 2007 is GuoShiJianZi20070356.

On May 12, 2010, we received a patent for this product (200610010394.4) under the name “Run Chao” (which has now been changed to “Qunle”) with the National Bureau of Intellectual Property.

(ii)	Health Food and Organic “Green” Food

Our health and organic “green” food products include (i) Sleeping Beauty Capsule, (ii) Virility Max Capsule, (iii) Ruddy Granule, (iv) Blood Cleanser Soft Capsule, (v) Colon Cleanser Capsule, and (vi)Energy Elemental Power.

Results of Operations

For the three months ended March 31, 2012 as compared to three months ended March 31, 2011

	March 31, 2012	March 31, 2011	Percent Change
REVENUES
Product Sales	$11,250,503	$16,681,724	(33)%
Total revenues	$11,250,503	$16,681,724

COST OF GOODS SOLD
Cost of goods sold	$6,406,449	$8,918,379	(28)%
Gross Profit	$4,844,054	$7,763,345	(38)%

Revenue

Total revenues decreased by $5,431,221, or 33%, to $11,250,503 for the three months ended March 31, 2012 compared to $16,681,724 for the same period in 2011. The decrease in revenues was attributable to the decrease in product sales. According to the current PRC Health Food and Supplement Policy promulgated in 2010 (“Policy”), certification issued by provincial Food and Drug Administration cannot be renewed after expiration. Only certification issued by State Food and Drug Administration can be renewed and only products with State certification are allowed on the market. Among the seven products Humankind previously sold on the market, only Waterlilies Soft Capsule (Sailuozhi) was certified by State Food and Drug Administration. The other six products were certified by provincial Food and Drug Administration and the certifications will expire in May 2012. In order to reduce operational risks, the Company ceased the production of four health products with provincial certification in the quarter ended March 31, 2012. Currently, we only sell Waterlilies Soft Capsule (Sailuozhi), Colon Cleanser Capsule and Virility Max Capsule. In accordance with the Policy, despite expiration of State certification, the product is still allowed on the market so long as the product is within its usage expiration date.

Our cost of sales decreased $2,511,930 or 28% to $ 6,406,449 for the three months ended March 31, 2012 compared to $8,918,379 for the same period in 2011. The costs of sales decreased as a result of the decrease in sales.

Our gross profit margin decreased 4% from 47% for the three months ended March 31, 2011 to 43% for the three months ended March 31, 2012. This decrease was primarily attributable to an increase in raw material costs and a 25% discount of sales prices offered to the regional sales agents. Due to high inflation in the PRC, the prices of many of our raw materials have increased. We seek to establish relationships with more suppliers to lower our raw material costs.

Sales by Product

A break-down of our sales by major product line for the three months ended March 31, 2012 and 2011 is as follows:

	For the Three Months Ended March 31,
	2012			2011
	Quantity	Sales	% of	Quantity	Sales	% of
Product Category*	(Unit)	US$	Sales	(Unit)	US$	Sales
Sleeping Beauty Capsule	26,347	$416,384	4%	25,655	$377,952	2%
Ruddy Granule	24,664	785,232	7%	35,587	1,027,299	6%
Virility Max Capsule	58,887	1,536,152	14%	100,680	2,457,272	15%
Blood Cleanser Soft Capsule	25,603	817,768	7%	51,901	1,515,001	9%
Energy Elemental Powder	22,797	307,573	3%	20,355	246,392	1%
Waterlilies Soft Capsule(Sailuozhi)	57,222	5,604,014	50%	87,354	8,011,492	48%
Colon Cleanser Capsule	52,794	1,783,380	16%	95,191	3,046,316	18%
Total		$11,250,503	100%		$16,681,724	100%

*All of the products are manufactured by the Company.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2012 and 2011, respectively:

	For the Three Months Ended
		March 31,
			Percent
	2012	2011	Change
Operating Expenses
Selling, general and administrative	$566,849	$1,069,847	(47)%
Depreciation and amortization	51,414	20,958	145%
Research and development	120,152	602,860	(80)%
Total operating expenses	$738,415	$1,693,665	(56)%

Total operating expenses for the three months ended March 31, 2012 decreased $955,250 or 56% to $738,416 from $1,693,665 for the same period in 2011. The lower operating expenses were primarily attributable to the decrease in selling expenses, which mainly related to the bonus the Company paid to its sales agents based on their sale volume. Due to the significant decrease in sales, the Company incurred less bonus. The Company recognized the costs of research and development ratably over the terms of the technology development agreements it entered into with Shenyang Pharmaceutical University and Pharmaceutical School of Jiamusi University during the period from April 9, 2010 to July 7, 2010.

Interest Income and Interest Expense

Interest income increased $19,955, or 32%, to $82,860 for the three months ended March 31, 2012 from $62,905 for the three months ended March 31, 2011. The increase was primarily due to increase in interests from cash deposit in bank.

We incurred imputed interest expense in the amount of $6,907 for the three months ended March 31, 2012 as compared to $1,195 for the three months ended March 31, 2011 on the loans payable to Mr. Xin Sun, Chief Executive Officer and majority shareholder of our Company. These loans are unsecured, non-interest bearing and have no fixed terms of repayment.

Income Taxes

Income taxes were $550,167 for the three months ended March 31, 2012, a decrease of $1,180,504 as compared to $1,730,671 for the same period in 2011. The decrease was primarily attributable to decrease in income before income taxes in the amount of $1,949,798.

Net Income and Earnings Per Share

Net Income was $3,631,425 for the three months ended March 31, 2012, a decrease of $769,294 as compared to $4,400,719 for the same period in 2011. The decrease was primarily attributable to the decrease in revenue. Decrease in revenue was greater than the decrease in cost of goods sold and operating expenses, which resulted a decrease in net income.

Earnings per share was $0.06 which for the three months ended March 31, 2012, a decrease of $0.01 per share as compared to $0.07 per share for the same period in 2011. The decrease was primarily attributable to a decrease in net income in the amount of $769,294.

Results of Operations

For the nine months ended March 31, 2012 as compared to nine months ended March 31, 2011

	March 31, 2012	March 31, 2011	Percent Change
REVENUES	$56,164,111	$41,662,210	35%
Total revenues	$56,164,111	$41,662,210	35%

COST OF GOODS SOLD
Cost of goods sold	$33,777,650	$21,611,710	56%
Gross Profit	$22,386,461	$20,050,500	12%

Revenue

Total revenues increased by $14,501,901, or 35%, from $56,164,111 for the nine months ended March 31, 2012 as compared to $41,662,210 for the same period in 2011. Although total revenues decreased by $5,431,221, or 33%, for the three months ended March 31, 2012 compared to the same period in 2011, total revenues increased by $21,186,652, or 84.81% for the six months ended December 31, 2011 as compared to the same period in 2010. First six months’ revenue increase offset the last three months’ revenue decrease and thus caused an overall increase for the nine months ended March 31, 2012 as compared to the same period in 2011. The increase in revenues was attributable to growth in product sales in the first six months, a result of our efforts to continue to develop our distribution channels by hiring additional sales agents to better promote our products.

Our cost of sales increased $12,165,940, or 56% to $33,777,650 for the nine months ended March 31, 2012 as compared to $21,611,710 for the same period in 2011. The costs of sales increased as a result of the increase in sales. The increase in costs of sales is not proportionate to the increase in sales because the regional sales agents get 25% discount of sales prices.

Our gross margin decreased 8% from 48% for the nine months ended March 31, 2011 to 40% for the nine months ended March 31, 2012. This decrease was primarily attributable to increase in the raw material costs and the 25% discount of sales prices offered to the regional sales agents. Due to high inflation in the PRC, the prices of many of our raw materials have increased. We seek to establish relationships with more suppliers to lower our raw material costs.

Sales by Product

A break-down of our sales by product for the nine months ended March 31, 2012 and 2011 is as follows:

	For the Nine Months Ended March 31,
	2012			2011
	(Unit)			(Unit)
	Quantity	Sales	% of	Quantity	Sales	% of
Product Category*	(Unit)	US$	Sales	(Unit)	US$	Sales
Sleeping Beauty Capsule	144,913	$2,010,254	4%	86,906	$1,310,574	3%
Ruddy Granule	146,515	4,071,988	7%	95,402	2,841,635	7%
Virility Max Capsule	312,845	7,080,090	13%	234,023	5,801,091	14%
Blood Cleanser Soft Capsule	148,627	4,130,968	7%	126,811	3,781,534	9%
Energy Elemental Powder	141,417	1,637,113	3%	49,309	611,355	1%
Waterlilies Soft Capsule(Sailuozhi)	329,036	27,695,584	49%	204,583	19,080,810	46%
Colon Cleanser Capsule	326,447	9,538,114	17%	253,180	8,235,211	20%
Total		$56,164,111	100%		$41,662,210	100%

*All of the products are manufactured by the Company.

Operating Expenses

The following table summarizes our operating expenses for the nine months ended March 31, 2012 and 2011, respectively:

	For the Nine Months Ended
	March 31,
			Percent
	2012	2011	Change
Operating Expenses
Selling, general and administrative	$3,442,839	$3,558,266	(3)%
Depreciation and amortization	81,975	60,754	35%
Research and development	360,200	1,374,403	(74)%
Total operating expenses	$3,885,014	$4,993,423	(22)%

Total operating expenses for the nine months ended March 31, 2012 decreased $1,108,409 or 22% to $3,885,014 from $4,993,423 for the same period in 2011. The lower operating expenses were primarily attributable to the decrease in research and development expenses.

Interest Income and Interest Expense

Interest income was $232,776 for the nine months ended March 31, 2012 as compared to $141,542 for the nine months ended March 31, 2011. The increase of $91,234 or 64% was primarily due to an increase in interests from cash deposit in bank.

We incurred imputed interest expenses in the amount of $20,602 for the nine months ended March 31, 2012 as compared to $3,531 for the nine months ended March 31, 2011 on the loans payable to Mr. Xin Sun, Chief Executive Officer and majority shareholder of the Company. These loans are unsecured, non-interest bearing and have no fixed terms of repayment.

Income Taxes

Income taxes increased $194,661 to $4,588,768 for the nine months ended March 31, 2012 as compared to $4,394,107 for the same period in 2011. The increase was primarily attributable to the increase in income before income taxes in the amount of $3,518,533.

Net Income and Earnings Per Share

Net Income was $14,124,853 for the nine months ended March 31, 2012, an increase of $3,323,872 as compared to $10,800,981 for the same period in 2011. The increase was primarily attributable to an increase in revenue for the six months ended December 31, 2011.

The increase in revenue for the six months ended December 31, 2011 was greater than the decrease in revenue for the three months ended March 31, 2012, which resulted in an increase in net income for the nine months ended March 31, 2012.

Earnings per share were $0.23 for the nine months ended March 31, 2012, an increase of $0.06 per share as compared to $0.17 per share for the same period in 2011. The increase was primarily attributable to an increase in net income in the amount of $3,323,872.

2012 Outlook

We anticipate our total revenues in 2012 versus 2011 to decrease by 7.64% to 10.83% or approximately $4.8 million to $6.8 million. Our gross profit margin in 2012 is expected to be approximately 40% due to an increase in raw material costs resulting from inflation. We estimate our overall 2012 net profit margin to be approximately 24%. However, there is no assurance that these predictions will be reached.

Liquidity and Capital Resources

We believe our current working capital together with our expected future cash flows from operations will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months. However, this belief is based upon many assumptions and is subject to numerous risks, and there is no assurance that we will not require additional funding in the future.

The following table summarizes our cash and cash equivalents, our working capital, and our cash flow activity as of March 31, 2012 and 2011 and for each of the nine months then ended:

	2012	2011

As of March 31:
Cash and cash equivalents	$37,737,887	$22,439,486
Working capital	$46,464,621	$28,635,853
Inventories	$715,793	$613,761
For the Nine Months Ended March 31:
Cash provided by (used in):
Operating activities	$13,756,853	$7,411,194
Investing activities	$(555,398)	$(3,088)
Financing activities	$-	$-

As of March 31, 2012, cash and cash equivalents were $37,737,887 as compared to $22,439,486 at March 31, 2011, an increase of $15,298,401 or 68%. The increase in cash and cash equivalents was primarily attributable to increase in cash flows provided by operating activities.

Cash provided by operating activities was $13,756,853 for the nine months ended March 31, 2012 compared to cash provided by operating activities of $7,411,194 for the same period in 2011. The increase of $6,345,659 in cash provided by operating activities was primarily attributable to the increase in accounts receivable in the amount of $5,321,199.

Our working capital at March 31, 2012 was $46,464,621, as compared to working capital of $28,635,853 at March 31, 2011. The increase in working capital in 2012 was principally funded by the increase in accounts receivable generated by increase in sales. Management considers current working capital and borrowing capabilities adequate to cover our current operating and capital requirements.

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

Plan of Operation

We will continue to focus on the expansion of our operation, development of new products and increase of new customers. Additionally, we are putting more effort to develop our distribution channels by hiring more sales agents and sales people. We presently have enough liquidity to meet our expansion plans. However, depending on growth, the Company may need additional funding in the future.

Currency Exchange Fluctuations

Aggregate net foreign currency translation gains included in the condensed consolidated statements of operations were gains of $1,158,748 and $1,929,003, for the nine months ended March 31, 2012 and 2011, respectively, primarily due to the decline of the value of USD against RMB.  The average exchange rates from USD to RMB were 6.3622 to 1 and 6.6689 to 1 for the nine months ended March 31, 2012 and 2011, respectively, or a 4.60% change.

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

Most of our products are sold to end customers directly and customers made payments promptly. The Company may offer sales incentives and cash discounts to customers or resellers as a reduction of revenue rather than an operating expense. For the nine months ended March 31, 2012 and 2011, the Company did not provide sales incentives to its customers or resellers.

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

Recently Issued Accounting Pronouncements

In May 2011, ASU 2011-04 was issued. This update amends Topic 820 to achieve common fair value measurement and disclosure requirement in US GAAP and IFRSs. The Company’s management believes that this pronouncement will not have a material effect on its financial position, results of operations or cash flows.

In June 2011, FASB issued the ASU 2011-05 Presentation of Comprehensive Income to amend ASC Topic 220. This update allows an entity to have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company’s management believes that this pronouncement will not have a material effect on its financial position, results of operations or cash flows.

In September 2011, ASU 2011-08 was issued. This update allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company’s management believes that this pronouncement will not have a material effect on its financial position, results of operations or cash flows.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of our Disclosure Controls

Controls and procedures (“Disclosure Controls”), as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s management, with the participation of our CEO and CFO, has evaluated the effectiveness of the Company’s Disclosure Controls as of the end of the period covered by this Quarterly Report (the “Evaluation Date”). That evaluation disclosed that the Company has material defects in its Disclosure Controls. Specifically, the management determined that there is a lack of expertise in U.S. GAAP among the Company’s management personnel. They also determined that the size of the Company’s accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions. Based on that evaluation, the Company’s CEO and CFO has concluded that, as of the Evaluation Date, the Company’s Disclosure Controls were not effective.

Remedial Plan

As financial conditions permit, we plan to take actions to improve our Disclosure Controls. Specifically, we will continue to engage the services of qualified consultants with China GAAP, U.S. GAAP and SEC reporting experience to support our financial reporting requirements, including assistance with the following:

o	Remediating identified material weaknesses;

o	Monitoring our internal control over financial reporting on an ongoing basis;

o	Managing our period-end financial closing and reporting processes; and

o	Identifying and resolving non-routine or complex accounting matters.

Management will continue to monitor the performance of Disclosure Controls. However, as our business grows and the complexity of our accounting operations increases, we will take appropriate action to assure that our Disclosure Controls are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material legal proceeding pending against us.

Item 1A. Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Copies of the following documents are included as exhibits to this Report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Articles of Incorporation. (1)

3.2	By-laws. (1)

3.3	Certificate of Amendment dated May 11, 2005(4)

3.4	Certificate of Amendment dated November 12, 2008(4)

3.5	Certificate of Amendment dated February 11, 2009(4)

4.1	Securities Purchase Agreement dated September 10, 2007 between the Company, Thomas Bontems and Xin Sun. (2)

10.1	Asset Purchase and Sale Agreement dated September 10, 2007 between the Company and Universal Fog Systems, Inc. (2)

10.2	Share Exchange Agreement dated October 15, 2007 between the Company, Thomas Bontem, Xin Sun, China Health Industries Holdings Limited and Harbin Humankind Biology Technology Co. Limited. (3)

10.3	English Translation of Land Use Agreement dated June 7, 2004, between Harbin Humankind Biology Technology Co. Limited and Harbin City, Daochu District, Songbei Township, Jinxin Village. (4)

10.4	English Translation of Cooperative Agreement dated September 17, 2008 between Harbin Humankind Biology Technology Co. Limited and the Commercial Bureau of Qing’an County. (4)

10.5	English Translation of Land Purchase Agreement dated July 7, 2009 between Harbin Humankind Biology Technology Co. Limited and Harbin Songbei District Construction and Development Management Committee. (4)

10.6	Technology Transfer Agreement dated October 12, 2007 between the Company and Beijing Jindelikang Bio-Technology Co., Ltd. (5)

10.7	Purchase Agreement dated March 13, 2009 between the Company and Mr. Wang Shukui (4)

10.8	Loan Agreements between the Company and Xin Sun dated June 27, 2008 (4)

10.9	Loan Agreements between the Company and Xin Sun dated August 21, 2008 (4)

10.10	Loan Agreements between the Company and Xin Sun dated October 9, 2008 (4)

10.11	Loan Agreements between the Company and Xin Sun dated October 27, 2008 (4)

10.12	Loan Agreements between the Company and Xin Sun dated November 1,2008 (4)

10.13	Loan Agreements between the Company and Xin Sun dated December 30, 2008 (4)

10.14	Loan Agreements between the Company and Xin Sun dated January 22, 2009 (4)

10.15	Loan Agreements between the Company and Xin Sun dated February 2, 2009 (4)

10.16	Loan Agreements between the Company and Xin Sun dated February 22, 2009 (4)

10.17	Loan Agreements between the Company and Xin Sun dated May 24, 2009 (4)

10.18	Loan Agreements between the Company and Xin Sun dated June 17, 2009 (4)

10.19	Share Transfer Agreement dated August 18, 2009 by and among Harbin Humankind Biology Technology Co. Limited and all shareholders of Heilongjiang Tiefeng Rice Company Limited.(5)

10.20	Technology Development Agreement, dated April 9, 2010, between Harbin Humankind Biology Technology Co. Limited and Shenyang Pharmaceutical University (6)

10.21	Technology Development Agreement, dated May 20, 2010, between Harbin Humankind Biology Technology Co. Limited and Shenyang Pharmaceutical University (6)

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (7)

101.SCH	XBRL Taxonomy Extension Schema Document (7)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (7)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (7)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (7)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (7)

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed with the SEC on December 1, 2004.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on February 20, 2008.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2007.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the SEC on December 9, 2010.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the SEC on July 18, 2011.

(7)	Attached as Exhibits 101 to this Report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

Date: May 21, 2012
/s/ Xin Sun
Xin Sun
Chief Executive Officer and Chief Financial Officer