Form 10-K
period 2013-06-30
China Health Industries Holdings, Inc.
filed 2013-10-15
CIK 1309057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended June 30, 2013 and 2012

For the three month periods ended September 30, 2012 and 2011

For the six month periods ended December 31, 2012 and 2011

For the nine month periods ended March 31, 2013 and 2012

or

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

Registrant’s telephone number, including area code: 86-451-88100688

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes   ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Note. – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of December 31, 2012 was approximately $8,523,126 (30,439,737 shares of common stock held by non-affiliates) based upon the closing price of the common stock on such date.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of September 24, 2013, there are presently 62,239,737 shares of common stock, par value $0.0001 issued and outstanding.

EXPLANATORY NOTE

China Health Industries Holdings, Inc., a Delaware corporation (“we”, “us” or the “Company”) has not filed financial statements with the Securities and Exchange Commission (the “SEC”) since the fiscal quarter ended March 31, 2012. The Company had been in communication with the SEC and is filing a comprehensive annual report on Form 10-K with the permission of the SEC. The comprehensive 10-K includes the required late reports for the years ending June 30, 2013 and 2012. The filing includes quarterly financial information for the three month periods ended September 30, 2012 and 2011, the three month and six month periods ended December 31, 2012 and 2011, and the three month and nine month periods ended March 31, 2013 and 2012.

PART I

Item 1. Business.

Our History and Corporate Structure

We were incorporated in the state of Arizona on July 11, 1996, and are the successor of the business known as Arizona Mist, Inc., which was founded in 1989. On May 9, 2005, we entered into a Stock Purchase Agreement and Share Exchange (effecting a reverse merger) with Edmonds 6, Inc. (“Edmonds 6”) and our name was changed to Universal Fog, Inc. Edmonds 6 was incorporated on August 19, 2004, under the laws of the State of Delaware for the purposes of engaging in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pursuant to the Stock Purchase Agreement and Share Exchange, Universal Fog, Inc. (which has been in continuous operation since 1996) became a wholly-owned subsidiary of Edmonds 6.

Pursuant to the Securities Purchase Agreement dated as of September 10, 2007, between the Company, Thomas Bontems (“Bontems”) and Xin Sun, we experienced a change in control whereby Xin Sun acquired a total of 22,000,545 shares of common stock of the Company from Bontems and the Company issued 2,061,200 shares of common stock of the Company to Xin Sun, such that upon consummation of the agreement, Xin Sun held an aggregate of 24,061,745 shares, or 51.53% of the total issued and outstanding shares of common stock of the Company on a fully-diluted basis.

Pursuant to the Asset Purchase and Sale Agreement dated as of September 10, 2007, between the Company and Universal Fog Systems, Inc., we transferred all our liabilities to the latter on September 10, 2007, and similarly all of our assets on December 31, 2008.

On December 31, 2008, we acquired the business of Harbin Humankind Biology Technology Co. Limited through the acquisition of all the share capital of China Health Industries Holdings Limited under the Share Exchange Agreement dated as of October 15, 2007. China Health Industries Holdings Limited was incorporated on July 20, 2007 in Hong Kong (“China Health HK”)

As a result of the above, China Health HK became our wholly-owned subsidiary. Because Harbin Humankind Biology Technology Co., Limited (“Harbin Humankind”) is a wholly-owned subsidiary of China Health HK and Harbin Huimeijia Medicine Company (“Huimeijia”) is in turn a subsidiary 99% of whose shares are owned by Harbin Humankind, both Harbin Humankind and Huimeijia are our indirect owned subsidiaries.

Our corporate structure as of June 30, 2013 was as below:

Recent Development

On April 10, 2013, Harbin Humankind entered into an agreement with the shareholders of Heilongjiang Huimeijia Pharmaceutical Co.,Ltd. (“HLJ Huimeijia”) to purchase all the equity interests of HLJ Huimeijia (the “HLJ Share Transfer Agreement”) for a total purchase price of $16,293,545 (RMB100,000,000). The full purchase price was prepaid to HLJ Huimeijia as of June 30, 2013. The procedures to change the ownership record of HLJ Huimeijia with the local State Administration for Industry and Commerce are currently under way, and the transaction is expected to close in the fourth quarter of the 2013 calendar year.

Business Overview

Harbin Humankind was incorporated in the People’s Republic of China (“PRC”) on December 14, 2003, and completed its Good Manufacturing Practice (“GMP”) certification on April 24, 2007.  It is in the business of the manufacture and sale of health products, “green” (or organic) food and the detection of disease susceptibility or pre-disposition through genetic studies.

Huimeijia was incorporated in the PRC on October 14, 2008. Huimeijia completed its GMP certification on July 23, 2009. We expect it will manufacture and sell our medical drugs.

Our business is conducted through our PRC subsidiaries, Harbin Humankind and Huimeijia. Our products are primarily sold through sales agents.  We plan to develop chain-stores to sell our products and to eventually sell our products online.

Products

We presently have, through Huimeijia, the license to manufacture nineteen medical drugs and have obtained a State Drug Approval Issue number for each of these drugs.  Huimeijia completed its GMP certification on July 23, 2009, and is now authorized to commercially manufacture and sell medical drugs.

We have, through Harbin Humankind, the license to manufacture and sell fourteen health supplement products, each of which have been assigned a State Good Health Issue number (as provided below).  In addition, Harbin Humankind distributes and sells 52 kinds of health food and organic “Green” food.

We are licensed to sell our products, including our medical drugs, only in the PRC.

(i) Health Supplement Products

Our “QunLe” brand Sailuozhi soft capsule, which is made from frog oil, soybean isoflavone, procyanidine (made from grape seeds) and vitamin C, is for freckle removal and supplementing the water content of the skin. The certification number issued by the State Food and Drug Administration on August 29, 2007, is 2007B0837.

On May 12, 2010, we received a patent for this product (number 200610010394.4) under the name “Run Chao” (which has since been changed to “Qunle”) with the National Bureau of Intellectual Property.

Pursuant to a Technology Transfer Agreement dated October 12, 2007, we purchased a health product known as “Kindlink” brand propolis and black ant capsule made from propolis, black ant, acanthopanax and astragalus root from Beijing Jindelikang Bio-Technology Co., Ltd (“Jindelikang”). The change of the ownership has been approved by the State Food and Drug Administration.  This product is consumed to boost one’s immunity. The certification number issued by the State Food and Drug Administration on August 20, 2004, for the license to manufacture the product is GuoShiJianZi G20040906. We have no continuing obligations under the Technology Transfer Agreement.

Pursuant to a technology transfer agreement dated January 18, 2013 (the “Technology Transfer Agreement”), we purchased twelve health products from Guangzhou Aoda Biology Beauty Healthy Technology Co., Ltd, a non-affiliated party. These twelve products are the following:

-	Dr. Xiao Brand Honeysuckle Pearl Capsule (Guo Shi Jian Zi G20100656), which is effective in acne removal,
-	Dr. Xiao Brand Multivitamin Tablet (Guo Shi Jian Zi G20080176), which is a multivitamin and mineral supplement,
-	Dr. Xiao Brand Zhengdian Capsule (Guo Shi Jian Zi 20070261), which is effective in relieving eyestrain,
-	Dr. Xiao Brand Shengui Capsule (Guo Shi Jian Zi G20080297), which is effective in increasing bone density,
-	Dr. Xiao Brand Multivitamin Tablet (Woman) (Guo Shi Jian Zi G20070338), which is an iron and multivitamin supplement,
-	Dr. Xiao Brand Shikong Soft Capsule (Guo Shi Jian Zi 20080096), which is effective in improving memory,
-	Dr. Xiao Brand Huangjingdanggui Tablet (Guo Shi Jian Zi G20080201), which is effective in improving nutritional anemia and chloasma,
-	Dr. Xiao Brand Xingxing Soft Capsule (Guo Shi Jian Zi G20080080), which is effective in improving memory,
-	Dr. Xiao Brand Vitamin A Fish Oil Soft Capsule (Guo Shi Jian Zi G20080406), which is effective in relieving eyestrain,
-	Dr. Xiao Brand Colon Cleanser Granules (Guo Shi Jian Zi G20060061), which is effective in relaxing bowels and promoting the discharge of lead,
-	Dr. Xiao Brand Jianli Soft Capsule (Guo Shi Jian Zi G20050710), which is effective in increasing immunity and relieving physical fatigue, and
-	LB Brand Xinpin Capsule (Guo Shi Jian Zi G20050770), which is effective in dispelling chloasma.

(ii) Health Food and Organic “Green” Food

Our health and organic “green” food products include (i) abalone, sea cucumber and frog oil soft capsules (Serial Number 016-2007), (ii) ganodermalucidum and aweto soft capsules (Serial Number 017-2007), (iii) propolis soft capsules, (iv) deep sea fish oil (Serial Number 012-2006),  (v) liquid calcium (Serial Number 013-2006),  (vi) multi-vitamins (Serial Number  010-2007), (vii) soybean isoflavone (Serial Number 012-2006),  (viii) royal jelly (Serial Number 011-2006), (ix) Sleeping Beauty Capsule, (x) Virility Max Capsule, (xi) Ruddy Granule, (xii) Blood Cleanser Soft Capsule, (xiii) Colon Cleanser Capsule and (xiv) Energy Elemental Power.

The major suppliers of raw materials for our products who exceeded 10% of our total purchases in the fiscal years 2013, 2012 and 2011 are the following:

	Name of Supplier	Purchases (in U.S. Dollars)	% of Purchases
FY2013
	Shukui Wang	5,186,068	80.34%

FY2012
	Shukui Wang	18,463,030	54.78%
	Shanxi Senfu Biotechnology Co., Ltd	9,173,542	27.22%

FY2011
	Shukui Wang	19,784,903	60.63%
	Shanxi Senfu Biotechnology Co., Ltd	6,963,353	21.34%

For the past three fiscal years, Mr. Wang Shukui has been our biggest supplier of raw materials. The Company typically signs monthly purchase orders with its suppliers and a sample of such purchase order with Mr. Wang can be found in exhibit 10.7 hereto. All purchase orders with Mr. Wang and with our other suppliers are on similar terms. Delivery of goods is against payment. The cost of delivery is borne by the suppliers. Parties have an opportunity to inspect the goods on delivery and the Company may raise any objection to the goods within 30 days of delivery. In the event of any dispute of quality, the inspection results of the municipal drug administration shall be the final determining factor. Neither party may modify or terminate the contract of sale unilaterally.

(iii) Medical Drugs

Huimeijia purchased  Harbin Dong Feng Medicine Company’s license to manufacture 19 medical drugs on September 16, 2008. Huimeijia is now the registered owner of the license, approved by the Heilongjiang Food and Medicine Supervising Bureau.

A description of the 19 medical drugs is as follows:

Serial No.	Product	Efficacy

1.	Stomach-Tonic Tablets	Invigorating stomach and relieving pain. Used in the treatment of pain from stomach distention, eructation with fetid odor and fecal disorders caused by gasterasthenia and dyspeptic retention.
2.	Pediatric Compound Sulfamethoxazole Tablets (0.125g)

Used in the treatment of 1. Urinary tract infection caused by sensitive strains of Escherichia coli, Klebsiella, Enterobacter, Proteus mirabilis, Bacillus proteus and Proteus morganli. 2. Acute otitis media in children over 2 years old caused by Streptococcus pneumoniae or Hemophilus influenza. 3. Acute episode of adult chronic bronchitis caused by Streptococcus pneumoniae or Hemophilus influenza. 4. Intestinal infection and Shigella infection caused by sensitive strains of Shigellaflexneri and Shigellasonnei. 5. Pneumonia caused by Pneumocystis carinii. 6. Prevention of pneumonia caused by Pneumocystis carinii. This product can be used for patients with a history of pneumonia caused by Pneumocystis carinii or adult HIV-infected patients whose CD4 lymphocyte count is dult HIV-infected patients whose CD4 lymphocyte countTurista caused by enterotoxic Escherichia coli.

3.	Pediatric Compound Sulfamethoxazole Tablets (0.25g)	Same as above.
4.	Pipemidic Acid Tablets	Used to treat urinary tract infection and bacterial infection of the intestines caused by sensitive gram negative bacilli.
5.	Metamizole Sodium Tablets

Used to relieve fever caused hyperpyrexia and also for headache, migrainous headache, courbature, arthralgia, menalgia etc. The product also has strong anti-rheumatism effects and can be used for acute rheumatic arthritis, but because the product may induce severe adverse reaction, it is seldom applied in the treatment of  rheumatic diseases.

6.	Paracetamol Tablets	Used for fever caused by common cold or epidemic influenza and also for relieving light and moderate pain such as headache, arthralgia, migraines, tooth ache, courbature, neuralgia and menalgia.
7.	Pediatric Paracetamol, Artificial Cow-bezoar and Chlorphenamine Maleate Tablets	Used to relieve fever, headache, aching pain in extremities, sneezing, rhinorrhea, nasal obstruction, pharyngodynia and other symptoms in children caused by common cold or epidemic influenza.
8.	Compound Theophylling Hydrochloride Tablets	Used to treat bronchial asthma.
9.	Powerful Loquat Syrup	Used for the treatment of coughing and reduction of sputum caused by bronchitis.
10.	Purple Orange Cough Syrup	Relieving cough and eliminating sputum. Used to relieve coughing and excessive phlegm as well as expectoration.
11.	Cough Syrup of Loquat Leaf	Used to clear lungs, relieve coughs and eliminate sputum and excessive phlegm.
12.	Children’s Cough Syrup	Eliminating phlegm and relieving cough. Used to relieve coughs caused by the common cold in children.
13.	Pentoxyverine Citrate and Ammonium Chloride Syrup	Used for cough and expectoration.
14.	Schisandra Syrup	Tonifying vital energy and invigorating the kidneys. Used in the treatment for neurastheria, dizziness and insomnia.
15.	Ginseng Oral Liquid

Used to nourish renal “qi” and promote fluid production to quench thirst. Used to treat fatigue and acratia caused by deficiency of vital energy as well as poor appetite, cardiopalmus and shortness of breath, insomnia and forgetfulness.

16.	Compound Fluououracil Oral Solution	Used in the therapeutic treatment of digestive tract cancer (colon carcinoma and gastric carcinoma), mammary adenocarcinoma, primary hepatic carcinoma.
17.	Gossypol, Potassium Chloride and Vitamins B Capsules	Used in the treatment of uterine bleeding brought on by menopause.
18.	Compound Belladonna and Aluminum Hydroxide Powder	Used for relieving stomach pain, brash (heartburn) and acid reflux caused by gastric hypersecretion.
19.	Gentian and Sodium Bicarbonate Powder	Used for anorexia, gastric hypersecretion and dyspepsia.

Distribution

We signed a non-exclusive cooperation agreement with the Commercial Bureau of Qing’an County, Heilongjiang on September 17, 2008.  Under the agreement, various affiliated companies of the Commercial Bureau provides organic food and green food products to us for distribution and sale throughout the PRC.

We order products from the Commercial Bureau and such products are delivered within 20 days of placing the order.  The prices for these products fluctuate within a 3% range from its wholesale price, but we are not restricted in any way in dictating the retail prices for such products.  We typically have an average profit margin of approximately 20%.

Most of our products are sold to sales agent. In fiscal year of 2012, our products were mainly sold in Jiangsu, Zhejiang , Gansu, Anhui, Shanghai and Beijing provinces or cities. In fiscal year of 2013, our products were mainly sold in Zhejiang, Beijing, Jiangsu, Shanghai, Gansu and Anhui provinces or cities.

Gene Studies

Genes are the basic elements of life. The makeup of certain genes may predispose someone to certain types of diseases.  Accordingly, the purpose of the gene study services we provide to our customers is to educate them on their pre-dispositions or susceptibility to certain types of diseases.

We entered into a cooperation contract with Shanghai Hujing Bio Technology Co., Ltd (“Hujing”) on February 28, 2008.  Pursuant to this agreement, we collect genetic samples from our customers using simple oral smear techniques and send the samples to Hujing for analysis.  Hujing will then deliver a report to us for each sample which we will transmit to our customers.

E-business

We are in the process of building the infrastructure to conduct our business over the internet. A B2C e-business call and sales center has been established and will become an integral part of our distribution channel in the future. We have employed graduates from Tsinghua University, Harbin Industry University and Harbin Engineering University to develop the ERP, CRM and OA software for our e-business. OA software has been used in our daily operation. The Company plans to sell its products via internet in 2014.

Our Customers

We sell most of our products to sales agents, who are our customers. The sales agents sell the products to the end users.

Our customers who contributed more than 10% of our consolidated revenues during the past two fiscal years are as following. There were no customers contributing more than 10% of our consolidated revenues during the fiscal year 2011.

Name	Products Sold	Sales (in U.S. Dollars)	Percent of Sales
FY2013
Yufeng Shen	Waterlilies Soft Capsule, Propolis and Black Ant Capsule, New looks-28 Set, Virility Max Capsule, Colon Cleanser Capsule	988,458	12.79%
Hao Liu	Waterlilies Soft Capsule, Propolis and Black Ant Capsule, New looks-29 Set, Virility Max Capsule, Colon Cleanser Capsule	952,865	12.33%
Xiaomei Xu	Waterlilies Soft Capsule, Propolis and Black Ant Capsule, New looks-30 Set, Virility Max Capsule, Colon Cleanser Capsule	943,283	12.21%
Dawei Shen	Waterlilies Soft Capsule, Propolis and Black Ant Capsule, New looks-31 Set, Virility Max Capsule, Colon Cleanser Capsule	933,695	12.08%
Mingke Bai	Waterlilies Soft Capsule, Propolis and Black Ant Capsule, New looks-32 Set, Virility Max Capsule, Colon Cleanser Capsule	822,803	10.65%
Libin Wang	Waterlilies Soft Capsule, Propolis and Black Ant Capsule, New looks-33 Set, Virility Max Capsule, Colon Cleanser Capsule	813,215	10.52%
FY2012
Haiping Li	Energy Elemental Powder, Virility Max Capsule, Sleeping Beauty Capsule, Blood Cleanser Soft Capsule, Waterlilies Soft Capsule, Colon Cleanser Capsule, Ruddy Granule	7,279,076	12.35%
Yufeng Shen	Energy Elemental Powder, Virility Max Capsule, Sleeping Beauty Capsule, Blood Cleanser Soft Capsule, Waterlilies Soft Capsule, Colon Cleanser Capsule, Ruddy Granule	7,159,114	12.15%
Xinting Mou	Energy Elemental Powder, Virility Max Capsule, Sleeping Beauty Capsule, Blood Cleanser Soft Capsule, Waterlilies Soft Capsule, Colon Cleanser Capsule, Ruddy Granule	6,490,965	11.01%

Manufacture

We manufacture our products on a plot of land located in Jin Xing Industrial Park, Songbei District, Harbin. On June 7, 2004, the Company entered into a Land Use Purchase Contract with the local government, pursuant to which the Company agreed to purchase the right to use a piece of land, approximately 8 acres (32,000 square meters), located in Harbin County, Heilongjiang Province for commercial purposes for a fifty-year period from June 7, 2004 through June 6, 2054, for $637,261 (RMB5,248,000). The Company has fully paid to the government the consideration for the land use right on June 13, 2004. The Department of Housing and Urban Development of Harbin City approved this transaction. The Company is in the process of applying for the title certificate from the local government. The manufacturing facility on the land is 4,000 square meters and there are five production lines which is sufficient for our purposes. We package our products in bottles, plastic containers and aluminum foil bags there.

Our Development Strategy

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

The Future

Within the next ten years, our goals are to:

1.	Increase product coverage in target markets; achieve 20%-30% coverage

Our target market is the health industry market. Presently, we believe that our product coverage is approximately 0.2%. We plan to open distribution stores in different provinces of China to expand our coverage. We also plan to sell our products through B2C websites to our customers.

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

Currently, our products are sold under the brand names Qunle, Kindlink and Dr. Xiao in the PRC. Our goal is eventually to expand our sales abroad to countries such as the United States of America, Russia, and Eastern Europe and South-east Asian countries.

5.	Enter into the international market

Currently, we sell our products only in the PRC. We plan to sell our products to Russia, East Europe, and Southeast Asia in the future.

Our Business Plan

The plans designed to meet our manufacturing, marketing and profit targets include:

Manufacturing:

(a)	improving the manufacturing techniques and staff training;

(b)	guaranteeing high quality material supply;

(c)	strengthening the working procedure controls;

(d)	implementing GMP to ensure a compliance standard in the food and medical industries;

(e)	ensuring that all employees have adequate training in health regulations

Marketing: Adopt an effective marketing mode to:

(a)	utilize direct distribution of products to chain stores nationwide;

(b)	build business alliances with well-known enterprises to create private label brands;

(c)	expand the marketing of our products beyond the traditional methods;

Product Distribution:

(a)	enlarge our sales and marketing force while developing new markets;

(b)	strengthen the distribution channel by developing promotion strategies and participating in trade shows;

(c)	develop 3-5 new products to market each year, we already purchased 12 health supplements in January 2013;

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

The Market for Healthcare and Beauty Products

The health product industry is one of the mainstream industries in the PRC, since it has a high level of recognition and importance. Recently there have been new policies for health products, which control quality, manufacturing, manufacturing environments and techniques. With the PRC’s large and aging population there will be a steady demand for healthcare products. It is predicted that the healthcare and beauty industry will flourish over the next 50 years.

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

Production: According to certain estimates, approximately 7,000 healthcare manufacturers and companies have passed the PRC GMP standards. This includes over 500 Sino-Foreign Joint Ventures.

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

Competition in the Healthcare Products Industry

We believe our competitors are:

Harbin DaZhong Pharmaceutical Co., Ltd.(Located in Harbin, Heilongjiang Province)

Harbin ShenXinJianKang Co., Ltd. (Located in Harbin, Heilongjiang Province)

Tsinghua Unisplendour Corporation Limited (Located in Weihai City, Shandong Province)

Yeecare Company (Located in Beijing)

Heilongjiang Tianlong Pharmaceuticals Co., Ltd (Located in Helongjiang Province)

Our Competitive Advantages and Strategy

We believe that we have the following competitive advantages over our competitors:

•	We have more categories of products and a diversified production line.

•	We have a strong and effective research and development team.

•	We are a self-owned enterprise, and have the support of the local government.

•	We have a geographical advantage being located in Heilongjiang Province, the center of the healthcare industry in the PRC.

•	We enjoy some financial support from the local government.

Sales and Marketing

We plan to open more chain stores throughout the PRC.  Customers who are members of our stores will enjoy discount off our products and services. Complementing these stores, we plan to develop a 24-hour delivery system for our B2C e-business.

We incurred approximately $1,000,000 for advertising and promotion for the fiscal year of 2012 and $500,000 for the fiscal year of 2013.

Intellectual Property

We have received a patent (200610010394.4) for our “Qunle” brand Sailuozhi soft capsule from the National Bureau of Intellectual Property.  We had initially applied for and used the trade name of “RunChao” soft capsules but the trade name was changed to “Qunle”, and the change has been approved by the National Bureau of Intellectual Property.

Pursuant to a Technology Transfer Agreement dated October 12, 2007 (“Kindlink Technology Transfer Agreement”), we purchased for a total of RMB350,000 the technology, manufacturing, and trademark rights to the health product known as “Kindlink” brand propolis and black ant capsule made from propolis, black ant, acanthopanax, astragalus root from Jindelikang. The change of the ownership has been approved by the State Food and Drug Administration. This product is consumed to boost one’s immunity. The certification number issued by the State Food and Drug Administration on August 20, 2004, to permit the manufacture of the product is GuoShiJianZi G20040906. We have no continuing obligations under the Kindlink Technology Transfer Agreement.

We have the following seven trademarks:

Trademark	Certificate No.	Category	Registrant	Valid Term
“Qunle” with an arch image	3895929	No.5 : Dietetic foods adapted for medical purposes; Food preparations adapted for medical purposes; Albuminous milk; Dietetic beverages adapted for medical purposes; Milk sugar; Diabetic bread; Albuminous foodstuffs for medical purposes; Food for babies; Dietetic substances adapted for medical use; Nutritional additives for medical purposes
			Harbin Humankind	7/7/2006 to 7/6/2016
“Qunle”	3896026	No.5 : Food preparations adapted for medical purposes; Albuminous milk; Dietetic beverages adapted for medical purposes; Milk sugar; Diabetic bread; Albuminous foodstuffs for medical purposes; Food for babies; Dietetic substances adapted for medical use; Nutritional additives for medical purposes
			Harbin Humankind	7/7/2006 to 7/6/2016
“Wangzu”	4857905	No.30: Molasses for food; Honey; pollen healthy grease; tortoise tuchahoe paste; breed columbine extract; helix alga; non-medicial nutrition liquid; non-medicial nutrition powder; non-medicial nutrition capsule; sugar candy bird’s nest
			Harbin Humankind	5/14/2008 to 5/13/2018
“Kindlink”	3236981	No.5: Food preparations adapted for medical purposes; Dietetic substances adapted for medical use	Harbin Humankind	12/7/2003 to 12/06/2013
“Huimeijia”	5280303	No.5 : Medicine for human consumption; Medical nutrition capsule; Fibres (Edible plant) [non-nutritive]; Injection; Raw material drug; Troche; suppository; Food preparations adapted for medical purposes; Dietetic foods adapted for medical purposes; Dietetic substances adapted for medical use
			Harbin Humankind	7/21/2009 to 7/20/2019
“Huide”	5280304	No.5 : Medicines for human consumption; Medical nutrition capsule; Fibres (Edible plant) [non-nutritive]; Injection; Raw material drug; Troche; suppository; Food preparations adapted for medical purposes; Dietetic foods adapted for medical purposes; Dietetic substances adapted for medical use
			Harbin Humankind	7/21/2009 to 7/20/2019
“KDLK”	3230404	No.5 : Food preparations adapted for medical purposes; Dietetic foods adapted for medical purposes; Dietetic substances adapted for medical use	Harbin Humankind	9/28/2003 to 9/27/2023

In addition, the trademark of “dr. xiao” and its associated image under the registration number 5176731 is in the process of the name transfer from Guangzhou Aoda Biology Beauty Healthy Technology Co., Ltd from whom we acquired 12 health products in January 2013.

We have the right to use the following patent under the approval of National Bureau of Intellectual Property:

Name of Invention Patent	Inventor	Patent No.	Authorization Announcement Date	Owner
Runchao Soft Capsule and Its Manufacturing Method	Xin Sun	ZL200610010394.4	May 12, 2010	Xin Sun

Regulation

The laws governing our business are as follows:

•	Pharmaceutical administration law of the PRC enacted January 12, 2001

•	Healthcare registration and administration law, enacted January 7, 2005

•	Measures for the Administration of Pharmaceutical Trade License, enacted January 4, 2004

•	Measures for the Supervision Over and Administration of Pharmaceutical Production, enacted May 8, 2004

•	Food Safety Law of the PRC, enacted June 1, 2009

•	Regulation on the Implementation of the Food Safety Law of the PRC, enacted July 20, 2009

•	Regional regulation: Heilongjiang Regional Medicinal Materials Resource Protection Bylaw, enacted January 8, 2005

In the PRC, a Good Manufacturing Practice Certification (“GMP Certification”) is required for companies that produce medical drugs and health supplements.  It is also required to market our medical drugs and health supplements. According to the Administrative Rules of Drug Manufacturing and Certification issued by the State Food and Drug Administration of the PRC on September 7, 2005, the State Food and Drug Administration is responsible for the review and issuance of GMP Certification. To obtain a GMP Certification, a company shall submit its application; the State Food and Drug Administration will then conduct a technical review of the application materials; if such company passes the technical review, the State Food and Drug Administration will inspect the manufacturing site. The State Food and Drug Administration also conducts follow-up inspections on the manufacturing site. After the issuance of the GMP Certification, the State Food and Drug Administration may inspect the manufacturing site from time to time. The GMP Certifications of our wholly owned subsidiaries, Harbin Humankind and Huimeijia, are valid through February 14, 2015 and July 22, 2014, respectively. Once GMP Certification is obtained, we would be able to manufacture and market our products without further governmental approval.

Employees

We have 76 employees including 6 officers, 17 administrators, 31salespersons and 22 workers in manufacturing. We believe that we are in compliance with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees.

We also have 19 independent workers for packing.

Item 1A. Risk Factors.

We are a smaller reporting company and therefore this item is not applicable to us.

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

We manufacture our products on a plot of land located in Jin Xing Industrial Park, Songbei District, Harbin. On June 7, 2004, the Company entered into a Land Use Purchase Contract with the local government, pursuant to which the Company agreed to purchase the right to use a piece of land, approximately 8 acres (32,000 square meters), located in Harbin County, Heilongjiang Province for commercial purposes for a fifty-year period from June 7, 2004 through June 6, 2054, for $637,261 (RMB5,248,000). The Company has fully paid to the government the consideration for the land use right on June 13, 2004. The Department of Housing and Urban Development of Harbin City approved this transaction. The Company is in the process of applying for the title certificate from the local government. The manufacturing facility on the land is 4,000 square meters and there are five production lines which is sufficient for our purposes. We package our products in bottles, plastic containers and aluminum foil bags there.

Item 3. Legal Proceedings.

We do not know of any material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 4. Mine Safety Disclosures.

This item is not applicable to us.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded over-the-counter on the OTC Markets Pink Tier under the designation CHHE.PK (previously UFOG.OB) and the market for the stock has been relatively inactive. The range of high and low bid quotations for the quarters of the last three years ended June 30, 2013, 2012 and 2011 and the subsequent interim period for which financial statements are included is listed below. The quotations are taken from Yahoo Finance. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Calendar Quarter	High Bid	Low Bid
Fiscal Year ended June 30, 2011
First Quarter	$0.99	$0.70
Second Quarter	$0.92	$0.50
Third Quarter	$0.93	$0.51
Fourth Quarter	$1.78	$0.30
Fiscal Year ended June 30, 2012
First Quarter	$0.50	$0.30
Second Quarter	$1.00	$0.44
Third Quarter	$1.25	$0.42
Fourth Quarter	$1.00	$0.50
Fiscal Year ended June 30, 2013
First Quarter	$0.50	$0.30
Second Quarter	$0.65	$0.05
Third Quarter	$0.19	$0.01
Fourth Quarter	$0.09	$0.07

As of September 24, 2013, we had approximately 495 shareholders of record of our common stock, including the shares held in street name by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. We will rely on dividends from Humankind for our funds and PRC regulations may limit the amount of funds distributed to us from Humankind, which will affect our ability to declare any dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this annual report, we do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

Registrar and Stock Transfer Agent

Our stock transfer agent is Interwest Transfer Company, Inc. at 1981 Murray Holladay Road, Suite 100 Salt Lake City, UT  84117. Their telephone number is (801)272-9294, and their fax number is (801)277-3147.

Shares Eligible for Future Sale

There is no established trading market for our common stock. Future sales of substantial amounts of our common stock in the trading market could adversely affect market prices.

Penny Stock Regulations

Our shares of common stock are subject to the “penny stock” rules of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and various rules thereunder. In general terms, “penny stock” is defined as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rules provide that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC, issued by a registered investment company, and excluded from the definition on the basis of price (at least $5.00 per share), or based on the issuer’s net tangible assets or revenues. In the last case, the issuer’s net tangible assets must exceed $3,000,000 if in continuous operation for at least three years or $5,000,000 if in operation for less than three years or the issuer’s average revenues for each of the past three years must exceed $6,000,000.

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

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

We make certain forward-looking statements in this Annual Report on Form 10-K (this “Report”). Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

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

Except as otherwise indicated by the context, references in this Report to “we,” “us,” “our,” “the Registrant,” “our Company,” or “the Company” are to China Health Industries Holdings, Inc., a Delaware corporation, China Health Industries Holdings Limited, a corporation incorporated under the laws of Hong Kong, its wholly owned subsidiary in China, Harbin Humankind Biology Technology Co. Limited and indirect 99% owned subsidiary, Harbin Huimeijia Medicine Company. Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iii) “RMB” are to Renminbi Yuan of China; (iv) “Securities Act” are to the Securities Act of 1933, as amended; and (v) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Business Overview

Our principal business operations are conducted through our wholly owned subsidiary, Humankind.

Humankind was incorporated in the People’s Republic of China (“PRC”) on December 14, 2003 and completed its Good Manufacturing Practice (“GMP”) certification on April 24, 2007. It is engaged in the manufacture and sale of health products, “green” (or organic) food and the detection of disease susceptibility or pre-disposition through genetic studies.

Huimeijia, was incorporated in the PRC on October 14, 2008 and completed its GMP certification on July 23, 2009. It is anticipated that Huimeijia will be producing and selling our drugs. As of the date of this Report, Huimeijia has not started any production or sales.

We sell our products to our own sales personnel and our sales agents, who in turn sell our products to our end customers. We have sales agents located in Jiangsu, Zhejiang, Gansu, Shanghai, Anhui and Beijing, where most of our revenues were generated from. Our sales through agents in Zhejiang, Beijing, Jiangsu, Shanghai, Gansu and Anhui provinces accounted for 13%, 12%, 12%, 12%, 11% and 11% of our total sales, respectively, for the fiscal year ended June 30, 2013. Our sales through agents in Jiangsu, Zhejiang and Gansu provinces accounted for 12%, 12% and 11% of our total sales, respectively, for the year ended June 30, 2012. Although we do not currently sell our products online, we expect to do so in the future.

Through Humankind, we are licensed to manufacture and sell two health supplement products, which have a State Good Health Issue Number as provided below. Humankind distributes and sells seven kinds of health food and one kind of cosmetics product. In addition, the Company purchased 12 health supplement products on January 18, 2013 from a third-party company based in Guangdong province.

Currently, we are only licensed to sell our products in the PRC.

(i)	Health Supplements

Our “QunLe” brand Sailuozhi soft capsule, which is made from frog oil, soybean isoflavone, procyanidine (made from grape seeds) and vitamin C, is an effective product for freckle removal and supplementing the water content of the skin. The certification number issued by the State Food and Drug Administration on August 29, 2007 was GuoShiJianZi20070356.

On May 12, 2010, we obtained a patent for this product (2006100103944) under the name “Run Chao” (which has now been changed to “Qunle”) from the National Bureau of Intellectual Property.

Pursuant to a technology transfer agreement dated October 12, 2007 (the “Jindelikang Technology Transfer Agreement”), we purchased a health product known as the “Kindlink” brand propolis and black ant capsule, which is made from propolis, black ant, acanthopanax and astragalus root, from Beijing Jindelikang Bio-Technology Co., Ltd. The change of the ownership was approved by the China Food and Drug Administration (the “CFDA”). This product is consumed to boost one’s immunity. The certification number issued by the CFDA on August 20, 2004 for the license to manufacture the product was GuoShiJianZi G20040906. We have no continuing obligations under the Jindelikang Technology Transfer Agreement.

Pursuant to a technology transfer agreement dated January 18, 2013 (the “Technology Transfer Agreement”), we purchased twelve health products from Guangzhou Aoda Biology Beauty Healthy Technology Co., Ltd, a non-affiliated party. These twelve products are the following:

-	Dr. Xiao Brand Honeysuckle Pearl Capsule (Guo Shi Jian Zi G20100656), which is effective in acne removal,
-	Dr. Xiao Brand Multivitamin Tablet (Guo Shi Jian Zi G20080176), which is a multivitamin and mineral supplement,
-	Dr. Xiao Brand Zhengdian Capsule (Guo Shi Jian Zi 20070261), which is effective in relieving eyestrain,
-	Dr. Xiao Brand Shengui Capsule (Guo Shi Jian Zi G20080297), which is effective in increasing bone density,
-	Dr. Xiao Brand Multivitamin Tablet (Woman) (Guo Shi Jian Zi G20070338), which is an iron and multivitamin supplement,
-	Dr. Xiao Brand Shikong Soft Capsule (Guo Shi Jian Zi 20080096), which is effective in improving memory,
-	Dr. Xiao Brand Huangjingdanggui Tablet (Guo Shi Jian Zi G20080201), which is effective in improving nutritional anemia and chloasma,
-	Dr. Xiao Brand Xingxing Soft Capsule (Guo Shi Jian Zi G20080080), which is effective in improving memory,
-	Dr. Xiao Brand Vitamin A Fish Oil Soft Capsule (Guo Shi Jian Zi G20080406), which is effective in relieving eyestrain,
-	Dr. Xiao Brand Colon Cleanser Granules (Guo Shi Jian Zi G20060061), which is effective in relaxing bowels and promoting the discharge of lead,
-	Dr. Xiao Brand Jianli Soft Capsule (Guo Shi Jian Zi G20050710), which is effective in increasing immunity and relieving physical fatigue, and
-	LB Brand Xinpin Capsule (Guo Shi Jian Zi G20050770), which is effective in dispelling chloasma.

(ii)	Health Food and Organic “Green” Food

Our health and organic “green” food products include (i) Sleeping Beauty Capsule, (ii) Virility Max Capsule, (iii) Ruddy Granule, (iv) Blood Cleanser Soft Capsule, (v) Colon Cleanser Capsule, and (vi) Energy Elemental Power.

(iii)	Cosmetics

We are putting more effort into developing new products and increasing our customer base. As of June 30, 2013, we have only one cosmetics product named New Looks-28 Set.

Results of Operations

For the years ended June 30, 2013 and June 30, 2012 as compared to June 30, 2011

	June 30, 2013	June 30, 2012	June 30, 2011	Variance (2013 and 2012)	Variance (2012 and 2011)

Revenue	$7,727,040	$58,935,570	$62,779,978	-86.89%	-6.12%
Cost of goods sold	6,752,699	34,930,574	33,335,334	-80.67%	4.79%
Gross Profit	$974,341	$24,004,996	$29,444,644	-95.94%	-18.47%

Total revenues decreased by $51,208,530, or 86.89%, from $58,935,570 for the year ended June 30, 2012 to $7,727,040 for the same period in 2013. Total revenues decreased by $3,844,408, or 6.12%, from $62,779,978 for the ended June 30, 2011 to $58,935,570 for the same period in 2012. The decrease in revenues was attributable to a decrease in product sales. According to the current PRC Health Food and Supplement Policy, all health products which have certifications issued by the local CFDA (CFDA at the level lower than national level, such as provincial level and city level) cannot renew their certification once it has expired. Only health products certified by the CFDA can renew their certifications and continue to be sold in the market. Currently, other than the twleve health supplement products we purchased in January 2013, Humankind has eight health products in our product portfolio, of which only Waterlilies Soft Capsule (Sailuozhi) and Propolis and Black Ant Capsule are certified by the CFDA. All other products were certified by the local CFDA, and their certifications expired by May 2012. In order to reduce operation risk, the Company had decided to suspend its manufacture and sale of health products certified by the local CFDA. Currently, only Virility Max Capsule, Propolis, Black Ant Capsule, Waterlilies Soft Capsule (Sailuozhi), and Colon Cleanser Capsule are still sold in the market, reducing our sales from seven to four products. This government policy change was unforeseeable and has caused a dramatic decrease in the Company’s sales. In addition, “poison capsule” incidence cuased by Jilin Xiuzheng Pharmaceuticals, Inc. in April 2012 raised doubt for consumers to consume health food made of capsule shell, soft capsule shell or even gelatin related food (Gelatin is the main ingredient of capsule shell) in China. Most of our consumers prefer to buying product portfolio. The fact we only had two CFDA certified products during the fiscal 2012 also resulted in fewer orders placed to us by the customers. Nevertheless, as stated above, the Company entered into an agreement dated January 18, 2013 (“Technology Transfer Agreement”) with a non-affiliate company based in Guangdong province, pursuant to which the company purchased twelve other health supplement products, with certification numbers issued by the CFDA. As of June 30, 2013, the Company had 14 health supplement products and one cosmetics product named New Looks-28 Set.

Our cost of sales decreased $28,177,875, or 80.67% from $34,930,574 for the year ended June 30, 2012 to $6,752,699 for the same period in 2013. The decrease in the cost of sales was a direct result of the decrease in sales. Our cost of sales increased $1,595,240 or 4.79% from $33,335,334 for the year ended June 30, 2011 to $34,930,574 for the same period in 2012. This increase in the costs of sales was a direct result of the rising cost of raw materials between the respective periods.

Our gross margin decreased 28.12% from 40.73% for the year ended June 30, 2012 to 12.61% for the year ended June 30, 2013. Our gross margin decreased 6.17% from 46.90% for the year ended June 30, 2011 to 40.73% for the year ended June 30, 2012. This decrease was primarily attributable to the increased discounts in sales prices offered to the regional sales agents and customers.

Sales by Product Line

A break-down of our sales by major product line for the years ended June 30, 2013, 2012 and 2011 was as follows:

	June 30, 2013			June 30, 2012			June 30, 2011
Product Category*	Quantity (Unit)	Sales US$	% of Sales	Quantity (Unit)	Sales US$	% of Sales	Quantity (Unit)	Sales US$	% of Sales
Sleeping Beauty Capsule	-	$-	-	146,685	$2,035,257	3%	128,839	$1,870,451	3%
Ruddy Granule	-	-	-	146,981	4,090,464	7%	144,383	4,160,022	7%
Virility Max Capsule	3,080	67,570	1%	336,322	7,606,263	13%	361,059	8,791,463	14%
Blood Cleanser Soft Capsule	-	-	-	149,368	4,156,206	7%	179,858	5,234,072	8%
Energy Elemental Powder	-	-	-	141,417	1,640,005	3%	86,211	1,023,676	2%
Propolis and Black Ant Capsule	95,986	2,210,120	29%	-	-	-	-	-	-
Waterlilies Soft Capsule(Sailuozhi)	93,146	4,929,284	64%	348,350	29,326,930	50%	322,856	29,590,125	47%
Colon Cleanser Capsule	1,852	53,491	1%	344,922	10,080,445	17%	378,495	12,110,169	19%
New Looks-28 Set	4,544	466,575	6%	-	-	-	-	-	-
Total	-	$7,727,040	100%	-	$58,935,570	100%	-	$62,779,978	100%

*All of the products are manufactured by the Company except the New Looks-28 Set.

Operating Expenses

The following table summarizes our operating expenses for the years ended June 30, 2013, 2012 and 2011, respectively:

	June 30, 2013	June 30, 2012	June 30, 2011	Variance (2013 and 2012)%		Variance (2012 and 2011)%
Operating Expenses
Selling, General and Administrative Expenses	$1,123,213	$4,650,695	$6,000,090	$(3,527,482)	-75.85%	$(1,349,395)	-22.49%
Depreciation and Amortization	182,687	63,463	46,578	119,224	187.86%	16,885	36.25%
Research & Development	444,945	311,182	-	133,763	42.99%	311,182	100%
Total Operating Expenses	$1,750,845	5,025,340	6,046,668	$(3,274,495)	-65.16%	$(1,021,328)	-16.89%

Total operating expenses for the year ended June 30, 2013 decreased $3,274,495 or 65.16% compared to the corresponding period in 2012. Total operating expenses for the year ended June 30, 2012 decreased $1,021,328 or 16.89% compared to the corresponding period in 2011. The lower operating expenses were primarily attributable to the decrease in selling expenses. The Company paid bonuses to those sales agents whose sales volume exceeded the annual sales amounts required by their respective agreements. Per their agreements, the bonuses were paid 50% in cash and 50% in the Company’s products in 2011. There were no bonus payments to sales agents in 2012 and 2013.

Interest Income and Interest Expense

Interest income was $247,513 for the year ended June 30, 2013 as compared to $304,619 for the year ended June 30, 2012. This decrease of $57,106 or 18.75% was primarily due to the decrease in interest income received from cash deposits in the bank. Interest income was $227,837 for the year ended June 30, 2011. The increase of $76,782 or 33.70% for the year ended June 30, 2012 as compared to the year ended June 30, 2011 was primarily due to the increase in interest income received from cash deposits in the bank.

Income Taxes

Income taxes decreased $4,784,937, or 99.50%, from $4,808,869 for the year ended June 30, 2012 to $23,932 for the year ended June 30, 2013. This decrease was primarily attributable to the decrease in income before income taxes, in the amount of $19,813,266. Income taxes decreased by $1,115,632, or 18.83%, from $5,924,501 for the year ended June 30, 2011 to $4,808,869 for the year ended June 30, 2012. This decrease was primarily attributable to the decrease in income before income taxes, in the amount of $4,314,221.

Net Income (Loss) and Earnings Per Share

Net loss was $552,923 for the year ended June 30, 2013, and the net income was $14,475,406 for the year ended June 30, 2012, a decrease of $15,028,329. From $17,673,995 for the year ended June 30, 2011 to $14,475,406 for the year ended June 30, 2012, there was a decrease of $3,198,589. Both decreases were primarily attributable to the decrease in revenue, which was greater than the decrease in cost of goods sold and operating expenses.

Earnings per share were ($0.0089) for the year ended June 30, 2013, a decrease of $0.2415 per share as compared to $0.2326 per share for the year ended June 30, 2012. The decrease was primarily attributable to a decrease in net income in the amount of $15,028,329. Earnings per share were $0.2840 for the year ended June 30, 2011, a decrease of $0.0514 per share from $0.2840 for the year ended June 30, 2011 to $0.2326 for the year ended June 30, 2012. The decrease was primarily attributable to a decrease in net income in the amount of $3,198,589.

2014 Outlook

Overall, we anticipate our total revenues for the year ended June 30, 2014 versus the year ended June 30, 2013 to increase by 48% or approximately $3.7 million, with growth in all categories of our product sales. The gross profit margin for the year ended June 30, 2014 is expected to be approximately 33%, and we estimate our overall net profit margin for the year ended June 30, 2014 to be 13%. There is, however, no assurance that these predictions will be reached.

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

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of June 30, 2013, 2012 and 2011 and for each year then ended:

	2013	2012	2011
As of June 30:
Cash and cash equivalents	$28,839,609	$44,504,531	$23,744,820
Working capital	$44,553,869	$46,371,088	$31,774,310
Inventories	$161,636	$273,490	$738,207

For the Year Ended June 30:
Cash provided by (used in):
Operating activities	$(10,489,376)	$20,892,290	$9,344,473
Investing activities	$(6,443,089)	$(551,085)	$(3,134)
Financing activities	$(4,326)	$1,556	$110,504

As of June 30, 2013, cash and cash equivalents were $28,839,609 as compared to $44,504,531 as of June 30, 2012. The decreased cash and cash equivalents position was $15,664,922 or 35.20% at June 30, 2013. This decrease was primarily attributable to an increase in cash used in operating activities and investing activities. There was an increase in cash and cash equivalents in the amount of $20,759,711, or 87.43%, as of June 30, 2012 compared to June 30, 2011. This increase was primarily attributable to an increase in cash flow provided by operating activities.

Our working capital at June 30, 2013 was $44,553,869 compared to working capital of $46,371,088 at June 30, 2012. Working capital decreased $1,817,219 or 3.92% in 2013, which decrease was primarily attributable to the decrease in accounts receivable in the amount of $2,181,457. Working capital was $31,774,310 as of June 30, 2011. The increase in working capital of $14,596,778, or 45.94%, as at June 30, 2012 compared to June 30, 2011 was principally a result of an increase in cash and cash equivalents over that period in the amount of $20,759,711, and a decrease in accounts receivable and other receivables over that period in the amount of $9,423,900. Management considers current working capital and borrowing capabilities adequate to cover our current operating and capital requirements.

Cash flow used in operating activities was $10,489,376 for the year ended June 30, 2013 and cash flow provided by operating activities was $20,892,290 for the year ended June 30, 2012. This decrease in cash provided by operating activities of $31,381,666, or 150.21%, was primarily attributable to a decrease in net income in the amount of $15,028,329, an increase in accounts receivable and other receivables in the amount of $23,440,357, and a decrease in the payment of taxes and other expenses in the amount of $3,792,774. Furthermore, Harbin Songbei District Development and Construction Committee paid back approximately $3,305,525 (RMB 21,000,000) to the Company on December 21, 2012 for the return of the Company’s prepayment of the land use right. Cash flow provided by operating activities was $9,344,473 for the year ended June 30, 2011. This increase in cash provided by operating activities of $11,547,817, or 123.58%, for the period ended June 30, 2012 was primarily attributable to the collection of accounts receivable and other receivables in the amount of $17,934,595, and an increase in the payment of taxes and other expenses in the amount of $4,914,741.

Cash flow used in investing activities was $6,443,089 for the year ended June 30, 2013, and cash flow used in investing activities was $551,085 for the year ended June 30, 2012. This increase in cash used in investing activities of $5,892,004, or 1,069.16%, was primarily attributable to an increase in intangible assets in the amount of $4,805,481, and an increase in construction in progress in the amount of $1,159,942. Cash flow used in investing activities was $3,134 for the year ended June 30, 2011. This increase in cash used in investing activities for the year ended June 30, 2012 of 547,951, or 17,484.08%, was primarily attributable to an increase in construction in progress in the amount of $474,803.

We have no present agreements or commitments with respect to any material acquisitions of businesses, products, product rights or technologies or any other material capital expenditures, other than those described herein. However, we will continue to evaluate acquisitions of, and/or investments in, products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments. We may not be able to obtain such financing on commercially reasonable terms, if at all. Due to the ongoing global economic crisis, we believe it may be difficult to obtain additional financing if needed. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Plan of Operation

We will continue to focus on expanding our operations, developing new products and increasing our customer base. Additionally, we are putting more effort into developing our distribution channels by hiring more sales agents and sales people. We presently have enough liquidity to meet our expansion plans. However, depending on the level and speed of any growth, the Company may need additional funding in the future.

Currency Exchange Fluctuations

Aggregate net foreign currency transactions included in the income statement were gains of $1,837,051, $653,748 and $1,421,363, respectively, for the years ended June 30, 2013, 2012 and 2011, primarily as a result of the decline of the value of the USD to the RMB. The average rates of exchange from USD to RMB were 6.2430 to 1, 6.3543 to 1 and 6.6255 to 1 for the years ended June 30, 2013, 2012 and 2011, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We evaluate our estimates on an on-going basis, including those related to property, plant and equipment, inventories, revenue recognition, accounts receivable, derivative warrant liability, warranty reserve, goodwill and intangibles, stock based compensation, and foreign currency transactions and translation. We base our estimates on historical experience and on various other market-specific assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ significantly from these estimates.

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Method of Accounting

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of the management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements.

Accounts Receivable

The accounts receivable incurred in the current reporting period were primarily due to the receivables from our sales agents. These sales agents are our customers and we offer these agents a 60-90 day payment term in order to increase our sales. Most of the Company’s products were sold to the sales agents. The PRC does not have a well-established system of sales on credit. Our sales agreements with our customers provide that the risk of loss passes to the customer upon delivery, and that we accept product exchanges but we do not have a return policy. Accordingly, accounts receivable are recorded at the invoiced amount and do not bear interest. We extend unsecured credit to our customers in the ordinary course of business, but mitigate the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness, and the economic environment.

Accounts receivable will be recorded at the invoiced amount. We use the aging analysis method quarterly on accounts receivable.

Inventory

We value our inventory at the lower of cost or market value. Our inventory includes various raw materials, semi-finished products, finished products, packages and low-value consumption goods, labors and overhead. Inventory is stated at cost using the weighted average cost method and includes any related production overhead costs incurred in bringing the inventory to its present location and condition. Inventory costs include purchase costs, processing costs and other related costs. Purchase costs include purchase price, related taxes, transportation fees, handling costs, insurance fees and other related fees. We evaluate inventory for excess, slow moving, and obsolete inventory as well as inventory the volume of which is in excess of its net realizable value.  Our management uses estimates of future demand and sales prices for each product to determine appropriate inventory reserves.

Amortization of low-value consumption goods and packaging is based on the direct write-off method. The Company conducts a count of physical inventory at the end of each quarter.

Recognition of Revenue

Our revenue comprises of the fair value of the consideration received or receivable for the sale of goods and services, net of value-added tax and other sales taxes, discounts, and after eliminating sales within subsidiaries of the parent company.

Our sales occur either through a purchase order submitted by our sales agents or through our direct marketing sales personnel. Our principal sources of revenue are from sales of our products through our sales agents. We recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exists and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of the goods to the customer.

The Company may offer sales incentives and cash discounts to customers or resellers, which it recognizes as an operating expense. For the years ended June 30, 2013 and 2012, the Company did not provide any sales incentives to its customers or resellers.

We allow our customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. We have reserves against revenue recognized for product exchange. The consumer credit system has not been well established and recognized by sellers in the PRC. With the exception of our sales agents, our customers pay us upon receipt of their orders.

Cost

The matching principle requires that costs have to be matched with revenues, and the Company ensures that our costs always match the corresponding revenue. The cost of production is calculated based on the actual number of products manufactured, and is matched with revenue as long as it is reasonable to do so. There has been no change in our calculation of the cost of production. There are no circumstances that cause variations in our calculation of the cost of production. Expenses are recognized not when the product is produced, but when the product actually makes its contribution to revenue. If no connection to revenue can be established in the current period, cost may be charged as an expense for the current period (e.g. office salaries and other administrative expenses). This principle allows greater evaluation of actual profitability and performance.

We calculate the cost of production at the end of each month. If there is any work in progress, the cost of production is allocated between finished products and work in progress. Below is a detailed step-by-step description of our cost of production calculation:

a)	The Company determines end-of-period quantity and amount of finished goods, semi-finished products, raw materials, and packing materials.
b)	Based on the sales plan, the Company purchases raw materials and packing materials by batches and calculates stock-in and stock-out quantity and amount respectively. A summary calculation is made based on the actual quantity of consumption at the end of each month.

c)	The Company collects manufacturing overhead costs for each month, including depreciation, labor, water charge, electric charge, and the consumptions of low value consumables. The Company distributes manufacturing overhead costs based on the volume of production and creates an expense distribution sheet.
d)	The Company apportions raw materials, packing materials and manufacturing overhead costs of each product in each month to finished-goods and semi-finished products. Cost of Goods Sold is carried over according to sales quantity.

Foreign Currency Translation

The Company’s two operating subsidiaries maintain their financial statements in the functional currency, which is RMB. Another subsidiary maintains its financial statements in the Hong Kong Dollar (“HKD”). Monetary assets and liabilities denominated in currencies other than the functional currencies are translated into the functional currency at the exchange rates prevailing on the balance sheet dates. Transactions undertaken in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing on the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of subsidiaries, which are prepared using the functional currency, have been translated into the reporting currency, the United States Dollars (“USD”). Assets and liabilities are translated at the prevailing exchange rate on each reporting period end date, revenue and expenses are translated at the average exchange rates, and stockholders’ equity is translated at historical exchange rates. Translation adjustments are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

Results of Operations

For the three months ended September 30, 2012 as compared to the three months ended September 30, 2011

	For the Three Months Ended September 30,
	2012	2011	Variance	%
REVENUES
Product Sales	$1,453,308	$22,193,526	$(20,740,218)	-93.45%
Total Revenues	$1,453,308	$22,193,526	$(20,740,218)	-93.45%

COST OF GOODS SOLD
Cost of goods sold	$1,116,648	$12,970,066	$(11,853,418)	-91.39%
Gross Profit	$336,660	$9,223,460	$(8,886,800)

Revenue

Total revenues decreased by $20,740,218, or 93.45%, for the three months ended September 30, 2012 compared to the same period in 2011. The decrease in revenues was attributable to a decrease in product sales. According to the current PRC Health Food and Supplement Policy, all health products which have certifications issued by the local CFDA (CFDA at the level lower than national level, such as provincial level and city level) cannot renew their certification once it has expired. Only health products certified by the CFDA can renew their certificates and continue to be sold in the market. As of September 30, 2012, Humankind had seven health products in our product portfolio, of which only Waterlilies Soft Capsule (Sailuozhi) and Propolis and Black Ant Capsule were certified by the CFDA. All other products were certified by the local CFDA, and their certifications expired by May 2012. In order to reduce operation risk, the Company had decided to suspend its manufacture and sale of health products certified by the local CFDA. As of September 30, 2012, only Virility Max Capsule, Colon Cleanser Capsule, Waterlilies Soft Capsule (Sailuozhi) and Propolis and Black Ant Capsule were still sold in the market, reducing our sales from seven to four products. This government policy change was unforeseeable and has caused a dramatic decrease in the Company’s sales. In addition, the “poison capsule” incidence caused by Jilin Xiuzheng Pharmaceuticals, Inc. in April 2012 raised concerns in consumers about consuming health foods made with capsule shells, soft capsule shells or gelatin (which is the main ingredient of capsule shell) in China. Most of our consumers prefer to buy product portfolios. The fact that we only had two products certified by the CFDA during the three months ended September 30, 2012 also resulted in fewer orders placed with us by customers. The Company continued to focus on expanding its operations, developing new products and increasing its customer base.

Our cost of sales decreased $11,853,418, or 91.39% for the three months ended September 30, 2012 as compared to the same period in 2011. The decrease in the cost of sales was a direct result of the decrease in sales.

Our gross margin decreased 18.39% from 41.56% for the three months ended September 30, 2011 to 23.17% for the three months ended September 30, 2012. This decrease was primarily attributable to the increased discounts in sales prices offered to the regional sales agents and customers.

Sales by Product Line

The following table summarizes a break-down of our sales by major product line for the three months ended September 30, 2012 and 2011, respectively:

	For the Three Months Ended September 30,
	2012			2011
Product Category*	Quantity (Unit)	Sales US$	% of Sales	Quantity (Unit)	Sales US$	% of Sales
Sleeping Beauty Capsule	-	$-	-	54,986	$778,133	3.51%
Ruddy Granule	-	-	-	57,481	1,615,938	7.28%
Virility Max Capsule	3,080	66,415	5%	121,681	2,765,463	12.46%
Blood Cleanser Soft Capsule	-	-	-	58,533	1,652,827	7.45%
Energy Elemental Powder	-	-	-	57,588	672,691	3.03%
Propolis and Black Ant Capsule	11,985	295,500	20%	-	-	-
Waterlilies Soft Capsule(Sailuozhi)	16,472	1,038,818	71%	129,845	10,933,503	49.26%
Colon Cleanser Capsule	1,852	52,575	4%	128,975	3,774,971	17.01%
Total		$1,453,308	100%		$22,193,526	100%

*All of the products are manufactured by the Company.

Operating Expenses

The following table summarizes our operating expenses for the three months ended September 30, 2012 and 2011, respectively:

	For the Three Months Ended September 30,
	2012	2011	Variance	%
Operating Expenses
Selling, General and Administrative	$354,065	$1,963,173	$(1,609,108)	-81.96%
Depreciation and Amortization	16,000	14,699	1,301	8.85%
Research and Development	118,081	-	118,081	100.00%
Total Operating Expenses	$488,146	$1,977,872	$(1,489,726)	-75.32%

Total operating expenses for the three months ended September 30, 2012 decreased $1,489,726 or 75.32% compared to the same period in 2011. The lower operating expenses were primarily attributable to the decrease in selling expenses. The Company paid bonuses to those sales agents whose sales volume exceeded the annual sales amounts required by their respective agreements. Per their agreements, the bonuses were paid 50% in cash and 50% in the Company’s products. There was no bonus payment for three months ended September 30, 2012.

Interest Income and Interest Expense

Interest income was $61,480 for the three months ended September 30, 2012 and $73,138 for the three months ended September 30, 2011. This decrease of $11,658 or 15.94% was primarily due to the decrease in interest income received from cash deposits in the bank.

Income Taxes

Income taxes were $7,743 for the three months ended September 30, 2012 and $1,996,728 for the three months ended September 30, 2011. This decrease of $1,988,985 or 99.61% was primarily attributable to the decrease in income before income taxes, in the amount of $7,401,632.

Net Income (Loss) and Earnings Per Share

Net loss was $97,749 for the three months ended September 30, 2012, compared to a net income of $5,314,898 for the three months ended September 30, 2011. This decrease of $5,412,647 was primarily attributable to a decrease in revenue which was greater than the aggregate decrease in cost of goods sold and operating expenses, resulting in a decrease in net income.

Earnings per share were ($0.0016) for the three months ended September 30, 2012, a decrease of $0.0870 per share as compared to $0.0854 per share for the same period in 2011. This decrease was primarily attributable to the decrease in net income in the amount of $5,412,647.

For the three months ended December 31, 2012 as compared to the three months ended December 31 2011

	For the Three Months Ended December 31,
	2012	2011	Variance	%
REVENUES
Product Sales	$2,005,894	$23,973,612	$(21,967,718)	-91.63%
Total Revenues	$2,005,894	$23,973,612	$(21,967,718)	-91.63%

COST OF GOODS SOLD
Cost of goods sold	$1,637,514	$14,401,135	$(12,763,621)	-88.63%
Gross Profit	$368,380	$9,572,477	$(9,204,097)

Revenue

Total revenues decreased by $21,967,718, or 91.63%, for the three months ended December 31, 2012 compared to the same period in 2011. The decrease in revenues was attributable to a decrease in product sales. According to the current PRC Health Food and Supplement Policy, all health products which have certifications issued by the local CFDA (CFDA at the level lower than national level, such as provincial level and city level) cannot renew their certification once it has expired. Only health products certified by the CFDA can renew their certificates and continue to be sold in the market. As of December 31, 2012, Humankind had seven health products in our product portfolio, of which only Waterlilies Soft Capsule (Sailuozhi) and Propolis and Black Ant Capsule were certified by the CFDA. All other products were certified by the local CFDA, and their certifications expired by May 2012. In order to reduce operation risk, the Company had decided to suspend its manufacture and sale of health products certified by the local CFDA. As of December 31, 2012, only Virility Max Capsule, Colon Cleanser Capsule, Waterlilies Soft Capsule (Sailuozhi) and Propolis and Black Ant Capsule were still sold in the market, reducing our sales from seven to four products. This government policy change was unforeseeable and has caused a dramatic decrease in the Company’s sales. In addition, the “poison capsule” incidence caused by Jilin Xiuzheng Pharmaceuticals, Inc. in April 2012 raised concerns in consumers about consuming health foods made with capsule shells, soft capsule shells or gelatin (which is the main ingredient of capsule shell) in China. Most of our consumers prefer to buy product portfolios. The fact that we only had two products certified by the CFDA during the three months ended December 31, 2012 also resulted in fewer orders placed with us by customers. The Company continued to focus on expanding its operations, developing new products and increasing its customer base. As of December 31, 2012, the Company had only one cosmetics product named New Looks-28 Set.

Our cost of sales decreased $12,763,621, or 88.63% for the three months ended December 31, 2012 compared to the same period in 2011. The decrease in the cost of sales was a direct result of the decrease in sales.

Our gross margin decreased 21.57% from 39.93% for the three months ended December 31, 2011 to 18.36% for the three months ended December 31, 2012. This decrease was primarily attributable to the increased discounts in sales prices offered to the regional sales agents and customers.

Sales by Product Line

The following table summarizes a break-down of our sales by major product line for the three months ended December 31, 2012 and 2011, respectively:

	For the Three Months Ended December 31,
	2012			2011
	Quantity (Unit)	Sales US$	% of Sales	Quantity (Unit)		Sales US$	% of Sales
Product Category*
Sleeping Beauty Capsule	-	$-	-		63,580	$862,456	1.87%
Ruddy Granule	-	-	-		64,370	1,757,833	3.81%
Virility Max Capsule	-	-	-		132,277	2,951,526	6.39%
Blood Cleanser Soft Capsule	-	-	-		64,491	1,751,182	3.79%
Energy Elemental Powder	-	-	-		61,032	690,621	1.50%
Propolis and Black Ant Capsule	29,269	655,262	18.94%		-	-	-
Waterlilies Soft Capsule(Sailuozhi)	19,921	1,174,307	33.95%		141,969	11,783,327	25.52%
Colon Cleanser Capsule	-	-	-		144,678	4,176,667	9.05%
New Looks-28 Set	1,728	176,324	5.10%		-	-	-
Total		$2,005,894	57.99%	$		$23,973,612	51.93%

*All of the products are manufactured by the Company except the New Looks-28 Set.

Operating Expenses

The following table summarizes our operating expenses for the three months ended December 31, 2012 and 2011, respectively:

	For the Three Months Ended December 31,
	2012	2011	Variance	%
Operating Expenses
Selling, General and Administrative	$361,514	$2,286,370	$(1,924,856)	-84.19%
Depreciation and Amortization	16,040	15,862	178	1.12%
Research and Development	120,086	120,024	62	0.05%
Total Operating Expenses	$497,640	$2,422,256	$(1,924,616)	-79.46%

Total operating expenses for the three months ended December 31, 2012 decreased $1,924,616 or 79.46% compared to the same period in 2011. The lower operating expenses were primarily attributable to the decrease in selling expenses. The Company paid bonuses to those sales agents whose sales volume exceeded the annual sales amounts required by their respective agreements. Per their agreements, the bonuses were paid 50% in cash and 50% in the Company’s products. There was no bonus payment for the three months ended December 31, 2012.

Interest Income and Interest Expense

Interest income was $62,059 for the three months ended December 31, 2012, as compared to $76,778 for the three months ended December 31, 2011. This decrease of $14,719 or 19.17% was primarily due to the decrease in interest income received from cash deposits in the bank.

Income Taxes

Income taxes were $15,980 for the three months ended December 31, 2012 as compared to $2,041,873 for the same period in 2011, a decrease of $2,025,893. This decrease was primarily attributable to the decrease in income before income taxes, in the amount of $7,300,795.

Net Income (Loss) and Earnings Per Share

Net loss was $83,181 for the three months ended December 31, 2012, compared to a net income of $5,178,531 for the three months ended December 31, 2011. This decrease of $5,261,712 was primarily attributable to a decrease in revenue which was greater than the aggregate decrease in cost of goods sold and operating expenses, resulting in a decrease in net income.

Earnings per share were $(0.0013) for the three months ended December 31, 2012, a decrease of $0.0845 per share as compared to $0.0832 per share for the same period in 2011. This decrease was primarily attributable to the decrease in net income in the amount of $5,261,712.

For the six months ended December 31, 2012 as compared to the six months ended December 31 2011

	For the Six Months Ended December 31,
	2012	2011	Variance	%
REVENUES
Product Sales	$3,459,202	$46,167,138	$(42,707,936)	-92.51%
Total Revenues	$3,459,202	$46,167,138	$(42,707,936)	-92.51%

COST OF GOODS SOLD
Cost of goods sold	$2,754,162	$27,371,201	$(24,617,039)	-89.94%
Gross Profit	$705,040	$18,795,937	$(18,090,897)

Revenue

Total revenues decreased by $42,707,936, or 92.51%, for the six months ended December 31, 2012 compared to the same period in 2011. This decrease in revenues was attributable to a decrease in product sales. According to the current PRC Health Food and Supplement Policy, all health products which have certifications issued by the local CFDA (CFDA at the level lower than national level, such as provincial level and city level) cannot renew their certification once it has expired. Only health products certified by the CFDA can renew their certificates and continue to be sold in the market. As of December 31, 2012, Humankind had seven health products in our product portfolio, of which only Waterlilies Soft Capsule (Sailuozhi) and Propolis and Black Ant Capsule were certified by the CFDA. All other products were certified by the local CFDA, and their certifications expired by May 2012. In order to reduce operation risk, the Company had decided to suspend its manufacture and sale of health products certified by the local CFDA. As of December 31, 2012, only Virility Max Capsule, Colon Cleanser Capsule, Waterlilies Soft Capsule (Sailuozhi) and Propolis and Black Ant Capsule were still sold in the market, reducing our sales from seven to four products. This government policy change was unforeseeable and has caused a dramatic decrease in the Company’s sales. In addition, the “poison capsule” incidence caused by Jilin Xiuzheng Pharmaceuticals, Inc. in April 2012 raised concerns in consumers about consuming health foods made with capsule shells, soft capsule shells or gelatin (which is the main ingredient of capsule shell) in China. Most of our consumers prefer to buy product portfolios. The fact that we only had two products certified by the CFDA during the six months ended December 31, 2012 also resulted in fewer orders placed with us by customers. The Company continues to focus on expanding its operations, developing new products and increasing its customer base. As of December 31, 2012, the Company had only one cosmetics product named New Looks-28 Set.

Our cost of sales decreased $24,617,039, or 89.94% for the six months ended December 31, 2012 compared to the same period in 2011. The decrease in the cost of sales was a direct result of the decrease in sales.

Our gross margin decreased 20.33% from 40.71% for the six months ended December 31, 2011 to 20.38% for the six months ended December 31, 2012. This decrease was primarily attributable to the increased discounts in sales prices offered to the regional sales agents.

Sales by Product Line

The following table summarizes a break-down of our sales by major product line for the six months ended December 31, 2012 and 2011, respectively::

	For the Six Months Ended December 31,
	2012			2011
	Quantity (Unit)	Sales US$	% of Sales	Quantity (Unit)	Sales US$	% of Sales
Product Category*
Sleeping Beauty Capsule	-	$-	-	118,566	$1,640,500	3.55%
Ruddy Granule	-	-	-	121,851	3,373,720	7.31%
Virility Max Capsule	3,080	66,979	1.94%	253,958	5,717,133	12.38%
Blood Cleanser Soft Capsule	-	-	-	123,024	3,404,148	7.37%
Energy Elemental Powder	-	-	-	118,620	1,363,458	2.95%
Propolis and Black Ant Capsule	41,254	950,198	27.47%	-	-	-
Waterlilies Soft Capsule(Sailuozhi)	36,393	2,213,125	63.98%	271,814	22,716,940	49.21%
Colon Cleanser Capsule	1,852	53,023	1.53%	273,653	7,951,239	17.22%
New Looks-28 Set	1,728	175,877	5.08%	-	-	-
Total		$3,459,202	100.00%		$46,167,138	100.00%

*All of the products are manufactured by the Company except the New Looks-28 Set.

Operating Expenses

The following table summarizes our operating expenses for the six months ended December 31, 2012 and 2011, respectively:

	For the Six Months Ended December 31,
	2012	2011	Variance	%
Operating Expenses
Selling, General and Administrative	$715,579	$4,129,519	$(3,413,940)	-82.67%
Depreciation and Amortization	32,040	30,561	1,479	4.84%
Research and Development	238,167	240,048	(1,881)	-0.78%
Total Operating Expenses	$985,786	$4,400,128	$(3,414,342)	-77.60%

Total operating expenses for the six months ended December 31, 2012 decreased $3,414,342 or 77.60% compared to the same period in 2011. The lower operating expenses were primarily attributable to the decrease in selling expenses. The Company paid bonuses to those sales agents whose sales volume exceeded the annual sales amounts required by their respective agreements. Per their agreements, the bonuses were paid 50% in cash and 50% in the Company’s products. There were no bonus payments for the six months ended December 31, 2012.

Interest Income and Interest Expense

Interest income was $123,539 for the six months ended December 31, 2012, as compared to $149,916 for the six months ended December 31, 2011. This decrease of $26,377 or 17.59% was primarily due to the decrease in interest income received from cash deposits in the bank.

Income Taxes

Income taxes were $23,723 for the six months ended December 31, 2012 as compared to $4,038,601 for the same period in 2011, a decrease of $4,014,878. This decrease was primarily attributable to the decrease in income, before income taxes, in the amount of $14,716,627.

.

Net Income (Loss) and Earnings Per Share

Net loss was $180,930 for the six months ended December 31, 2012, compared to a net income of $10,493,429 for the six months ended December 31, 2011. This decrease of $10,674,359 was primarily attributable to a decrease in revenue which was greater than the aggregate decrease in cost of goods sold and operating expenses, resulting in a decrease in net income.

Earnings per share were $(0.0029) which for the six months ended December 31, 2012, a decrease of $0.1715 per share as compared to $0.1686 per share for the same period in 2011. This decrease was primarily attributable to the decrease in net income in the amount of $10,674,359.

Results of Operations

For the three months ended March 31, 2013 as compared to the three months ended March 31, 2012

	For the Three Months Ended March 31,
	2013	2012	Variance	%
REVENUES
Product Sales	$2,479,660	$11,250,503	$(8,770,843)	-77.96%
Total Revenues	$2,479,660	$11,250,503	$(8,770,843)	-77.96%

COST OF GOODS SOLD
Cost of goods sold	$2,305,756	$6,406,449	$(4,100,693)	-64.01%
Gross Profit	$173,904	$4,844,054	$(4,670,150)

Revenue

Total revenues decreased by $8,770,843, or 77.96%, for the three months ended March 31, 2013 compared to the same period in 2012. The decrease in revenues was attributable to a decrease in product sales. According to the current PRC Health Food and Supplement Policy, all health products which have certifications issued by the local CFDA (CFDA at the level lower than national level, such as provincial level and city level) cannot renew their certification once it has expired. Only health products certified by the CFDA can renew their certificates and continue to be sold in the market. As of March 31, 2013, Humankind had seven health products in our product portfolio, of which only Virility Max Capsule, Colon Cleanser Capsule, Waterlilies Soft Capsule (Sailuozhi) and Propolis and Black Ant Capsule were certified by the CFDA. All other products were certified by the local CFDA, and their certifications expired by May 2012. In order to reduce operation risk, the Company had decided to suspend its manufacture and sale of health products certified by the local CFDA. As of March 31, 2013, only Waterlilies Soft Capsule (Sailuozhi) and Propolis and Black Ant Capsule were still sold in the market, reducing our sales from seven to four products. This government policy change was unforeseeable and has caused a dramatic decrease in the Company’s sales. In addition, the “poison capsule” incidence caused by Jilin Xiuzheng Pharmaceuticals, Inc. in April 2012 raised concerns in consumers about consuming health foods made with capsule shells, soft capsule shells or gelatin (which is the main ingredient of capsule shell) in China. Most of our consumers prefer to buy product portfolios. Nevertheless, the Company entered into an agreement dated January 18, 2013 (“Technology Transfer Agreement”) with a non-affiliate company based in Guangdong province, pursuant to which the Company purchased twelve health supplement products, with certification numbers issued by the CFDA. As of March 31, 2013, the Company had fourteen health supplement products and one cosmetics product named New Looks-28 Set.

Our cost of sales decreased $4,100,693, or 64.01% for the three months ended March 31, 2013 compared to the same period in 2012. This decrease in the cost of sales was a direct result of the decrease in sales.

Our gross margin decreased 36.04% from 43.06% for the three months ended March 31, 2012 to 7.02% for the three months ended March 31, 2013. This decrease was primarily attributable to the increased discounts in sales prices offered to the regional sales agents and customers.

Sales by Product Line

The following table summarizes a break-down of our sales by major product line for the three months ended March 31, 2013 and 2012, respectively:

	For the Three Months Ended March 31,
	2013			2012
	Quantity (Unit)	Sales US$	% of Sales	Quantity (Unit)	Sales US$	% of Sales
Product Category*
Sleeping Beauty Capsule	-	$-	-	26,347	$416,384	3.70%
Ruddy Granule	-	-	-	24,664	785,232	6.98%
Virility Max Capsule	-	-	-	58,887	1,536,152	13.65%
Blood Cleanser Soft Capsule	-	-	-	25,603	817,768	7.27%
Energy Elemental Powder	-	-	-	22,797	307,573	2.73%
Propolis and Black Ant Capsule	29,587	678,462	27.36%	-	-	0.00%
Waterlilies Soft Capsule(Sailuozhi)	32,837	1,557,210	62.80%	57,222	5,604,014	49.81%
Colon Cleanser Capsule	-	-	-	52,794	1,783,380	15.85%
New Looks-28 Set	2,381	243,988	9.84%	-	-	-
Total		$2,479,660	100.00%		$11,250,503	100.00%

All of the products are manufactured by the Company except the New Looks-28 Set.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2013 and 2012, respectively:

	For the Three Months Ended March 31,
	2013	2012	Variance	%
Operating Expenses
Selling, General and Administrative	$377,999	$566,849	$(188,850)	-33.32%
Depreciation and Amortization	15,053	51,414	(36,361)	-70.72%
Research and Development	120,491	120,152	339	0.28%
Total Operating Expenses	$513,543	$738,415	$(224,872)	-30.45%

Total operating expenses for the three months ended March 31, 2013 decreased $224,872 or 30.45% compared to the same period in 2012. The lower operating expenses were primarily attributable to the decrease in selling expenses. The Company paid bonuses to those sales agents whose sales volume exceeded the annual sales amounts required by their respective agreements. Per their agreements, the bonuses were paid 50% in cash and 50% in the Company’s products. The was no bonus payment for three months ended March 31, 2013.

Interest Income and Interest Expense

Interest income was $66,951 for the three months ended March 31, 2013 as compared to $82,860 for the three months ended March 31, 2012. This decrease of $15,909 or 19.20% was primarily due to the decrease in interest income received from cash deposits in the bank.

Income Taxes

Income taxes were $93 for the three months ended March 31, 2013 as compared to $550,167 for the same period in 2012, a decrease of $550,074. This decrease was primarily attributable to the decrease in income before income taxes, in the amount of $4,454,280.

Net Income (Loss) and Earnings Per Share

Net loss was $272,781 for the three months ended March 31, 2013, compared to a net income of $3,631,425 for the three months ended March 31, 2012. This decrease of $3,904,206 was primarily attributable to a decrease in revenue which was greater than the aggregate decrease in cost of goods sold and operating expenses, resulting in a decrease in net income.

Earnings per share were ($0.0044) for the three months ended March 31, 2013, a decrease of $0.0627 per share as compared to $0.0583 per share for the same period in 2012. This decrease was primarily attributable to the decrease in net income in the amount of $3,904,206.

For the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012

	For the Nine Months Ended March 31,
	2013	2012	Variance	%
REVENUES
Product Sales	$5,938,862	$56,164,111	$(50,225,249)	-89.43%
Total Revenues	$5,938,862	$56,164,111	$(50,225,249)	-89.43%

COST OF GOODS SOLD
Cost of goods sold	$5,059,918	$33,777,650	$(28,717,732)	-85.02%
Gross Profit	$878,944	$22,386,461	$(21,507,517)

Revenue

Total revenues decreased by $50,225,249 or 89.43% for the nine months ended March 31, 2013 compared to the same period in 2012. This decrease in revenues was attributable to a decrease in product sales. According to the current PRC Health Food and Supplement Policy, all health products which have certifications issued by the local CFDA (CFDA at the level lower than national level, such as provincial level and city level) cannot renew their certification once it has expired. Only health products certified by the CFDA can renew their certificates and continue to be sold in the market. As of March 31, 2013, Humankind had seven health products sold in our product portfolio, of which only Waterlilies Soft Capsule (Sailuozhi) and Propolis and Black Ant Capsule were certified by the CFDA. All other products were certified by the local CFDA, and their certifications expired by May 2012. In order to reduce operation risk, the Company had decided to suspend its manufacture and sale of health products certified by the local CFDA. As of March 31, 2013, only Virility Max Capsule, Colon Cleanser Capsule, Waterlilies Soft Capsule (Sailuozhi) and Propolis and Black Ant Capsule were still sold in the market, reducing our sales from seven to four products. This government policy change was unforeseeable and has caused a dramatic decrease in the Company’s sales. In addition, the “poison capsule” incidence caused by Jilin Xiuzheng Pharmaceuticals, Inc. in April 2012 raised concerns in consumers about consuming health foods made with capsule shells, soft capsule shells or gelatin (which is the main ingredient of capsule shell) in China. Most of our consumers prefer to buy product portfolios. Nevertheless, the Company entered into an agreement dated January 18, 2013 (“Technology Transfer Agreement”) with a non-affiliate company based in Guangdong province, pursuant to which the Company purchased twelve health supplement products, with certification numbers issued by the CFDA. As of March 31, 2013, the Company has fourteen health supplement products and one cosmetics product named New Looks-28 Set.

Our cost of sales decreased $28,717,732 or 85.02% to $5,059,918 for the nine months ended March 31, 2013 as compared to $33,777,650 for the same period in 2012. This decrease in the cost of sales was a direct result of the decrease in sales.

Our gross margin decreased 25.06% from 39.86% for the nine months ended March 31, 2013 to 14.8% for the nine months ended March 31, 2012. This decrease was primarily attributable to the increased discounts in sales prices offered to the regional sales agents and customers.

Sales by Product Line

The following table summarizes a break-down of our sales by major product line for the nine months ended March 31, 2013 and 2012, respectively:

	For the Nine Months Ended March 31,
	2013			2012
	Quantity (Unit)	Sales US$	% of Sales	Quantity (Unit)	Sales US$	% of Sales
Product Category*
Sleeping Beauty Capsule	-	$-	-	144,913	$2,010,254	3.58%
Ruddy Granule	-	-	-	146,515	4,071,988	7.25%
Virility Max Capsule	3,080	67,242	1.13%	312,845	7,080,090	12.61%
Blood Cleanser Soft Capsule	-	-	-	148,627	4,130,968	7.36%
Energy Elemental Powder	-	-	-	141,417	1,637,113	2.91%
Propolis and Black Ant Capsule	70,841	1,628,397	27.42%	-	-	-
Waterlilies Soft Capsule(Sailuozhi)	69,230	3,770,126	63.48%	329,036	27,695,584	49.31%
Colon Cleanser Capsule	1,852	53,232	0.90%	326,447	9,538,114	16.98%
New looks-28 Set	4,109	419,865	7.07%	-	-	-
Total		$5,938,862	100.00%		$56,164,111	100.00%

*All of the products are manufactured by the Company except the New Looks-28 Set.

Operating Expenses

The following table summarizes our operating expenses for the nine months ended March 31, 2013 and 2012, respectively:

	For the Nine Months Ended March 31,
	2013	2012	Variance	%
Operating Expenses
Selling, General and Administrative	$1,093,578	$3,442,839	$(2,349,261)	-68.26%
Depreciation and Amortization	47,093	81,975	(34,882)	-42.55%
Research and Development	358,658	360,200	(1,542)	-0.43%
Total Operating Expenses	$1,499,329	$3,885,014	$(2,385,685)	-61.41%

Total operating expenses for the nine months ended March 31, 2013 decreased $2,385,685 or 61.41% to $1,499,329 from $3,885,014 for the same period in 2012. The lower operating expenses were primarily attributable to the decrease in selling expenses. The Company paid bonuses to those sales agents whose sales volume exceeded the annual sales amounts required by their respective agreements. Per their agreements, the bonuses were paid 50% in cash and 50% in the Company’s products. There was no bonus payment for the nine months ended March 31, 2013.

Interest Income and Interest Expense

Interest income was $190,490 for the nine months ended March 31, 2013 as compared to $232,776 for the nine months ended March 31, 2012. This decrease of $42,286 or 18.17% was primarily due to a decrease in interest income received from cash deposits in the bank.

Income Taxes

Income taxes decreased $4,564,952 to $23,816 for the nine months ended March 31, 2013 as compared to $4,588,768 for the same period in 2012. This decrease was primarily attributable to the decrease in income before income taxes, in the amount of $19,143,516.

Net Income (Loss) and Earnings Per Share

Net loss was $453,711 for the nine months ended March 31, 2013, a decrease of $14,578,564 as compared to $14,124,853 for the same period in 2012. This decrease was primarily attributable to a decrease in revenue which was greater than the aggregate decrease in cost of goods sold and operating expenses, resulting in a decrease in net income.

Earnings per share were ($0.073) for the nine months ended March 31, 2013, a decrease of $0.2342 per share as compared to $0.2269 per share for the same period in 2012. This decrease was primarily attributable to the decrease in net income in the amount of $14,578,564.

Liquidity and Capital Resources

We believe our current working capital position, together with our expected future cash flows from operations, will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months. However, this belief is based upon many assumptions and is subject to numerous risks, and there can be no assurance that we will not require additional funding in the future.

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of September 30, 2012 and 2011 and for each of the three months then ended:

	2012	2011
As of September 30:
Cash and cash equivalents	$45,846,175	$26,343,592
Working capital	$46,807,721	$37,140,983
Inventories	$268,904	$907,750

For the Three Months Ended September30:
Cash provided by (used in):
Operating activities	$854,027	$2,332,867
Investing activities	$-	$(444,460)
Financing activities	$(4,326)	$378,429

As of September 30, 2012, cash and cash equivalents were $45,846,175 as compared to $26,343,592 as of September 30, 2011. The increased cash and cash equivalents position was $19,502,583 or 74.03% at September 30, 2012. This increase in cash and cash equivalents was primarily attributable to the decrease in accounts receivable and other receivables in the amount of $15,562,975.61.

Our working capital position at September 30, 2012 was $46,807,721, compared to working capital of $37,140,983 as of September 30, 2011. This increase of $9,666,738 or 26.03% was principally funded by (i) the increase in cash and cash equivalents in the amount of $19,502,582.92, (ii) the decrease in accounts receivable and other receivables in the amount of $15,562,976, and (iii) the decrease in accounts payable, other payables, wages payable and tax payable in the amount of $6,6166,660.

Cash provided by operating activities was $854,027 for the three months ended September 30, 2012, compared to cash provided by operating activities of $2,332,867 for the same period in 2011. The decrease of $1,478,840 in cash provided by operating activities was primarily attributable to (i) the decrease in net income in the amount of $5,412,647, (ii) the increase in the payment of taxes and other expenses in the amount of $2,189,271, and (iii) the decrease in accounts receivable and other receivables in the amount of $5,967,318.

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of December 31, 2012 and 2011 and for each of the six months then ended:

	2012	2011
As of December 31:
Cash and cash equivalents	$49,866,019	$27,608,798
Working capital	$50,373,416	$42,804,068
Inventories	$217,054	$957,958

For the Six Months Ended December 31:
Cash provided by (used in):
Operating activities	$4,602,116	$3,622,415
Investing activities	$(162,545)	$(555,433)
Financing activities	$(4,326)	$-

As of December 31, 2012, cash and cash equivalents were $49,866,019 as compared to $27,608,798 as of December 31, 2011, an increase of $22,257,221 or 80.62%. This increase in cash and cash equivalents was primarily attributable to the decrease in accounts receivable and other receivables in the amount of $19,648,087.

Our working capital at December 31, 2012 was $50,373,416, as compared to working capital of $42,804,068 as of December 31, 2011. This increase of $7,569,348 or 17.68% was principally attributable to the decrease in accounts payable, other payables, wages payable and tax payable in the amount of $6,022,057.

Cash provided by operating activities was $4,602,116 for the six months ended December 31, 2012 compared to cash provided by operating activities of $3,622,415 for the same period in 2011. The increase of $979,701 or 27.05% in cash provided by operating activities was primarily attributable to (i) the decrease in net income in the amount of $10,674,359, (ii) the increase in the payment of taxes and other expenses in the amount of $1,805,166, (iii) the increase in the collection of accounts receivable and other receivables in the amount of $9,941,829, and (iv) most importantly, the refund to the Company by the Harbin Songbei District Development and Construction Committee of approximately $3,370,732.41 (RMB 21,000,000) on December 21, 2012 for the prepayment of the land use right.

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of March 31, 2013and 2012 and for each of the nine months then ended:

	2013	2012
As of March 31:
Cash and cash equivalents	$45,942,099	$37,737,887
Working capital	$45,453,323	$46,464,621
Inventories	$196,620	$715,793
For the Nine Months Ended March 31:
Cash provided by (used in):
Operating activities	$5,364,221	$13,756,853
Investing activities	$(4,945,340)	$555,398
Financing activities	$(4,326)	$-

As of March 31, 2013, cash and cash equivalents were $45,942,099 as compared to $37,737,887 as of March 31, 2012, an increase of $8,204,212 or 21.74%. This increase in cash and cash equivalents was primarily attributable to the decrease in accounts receivable and other receivables in the amount of $7,690,134.

Our working capital at March 31, 2013 was $45,453,323, as compared to working capital of $46,464,621 as of March 31, 2012. The decrease of $1,011,298 or 2.18% in working capital in 2013 was attributable to the decrease in tax payable and wages payable in the amount of $926,210.

Cash provided by operating activities was $5,364,221 for the nine months ended March 31, 2013, compared to cash provided by operating activities of $13,756,853 for the same period in 2012. The decrease of $8,392,632 in cash provided by operating activities was primarily attributable to (i) the decrease in net income in the amount of $14,578,564, (ii) the decrease in the payment of taxes and other expenses in the amount of $3,555,814, and (iii) most importantly, the refund to the Company by the Harbin Songbei District Development and Construction Committee of approximately $3,381,207 (RMB 21,000,000) on December 21, 2012 for the prepayment of the land use right.

We have no present agreements or commitments with respect to any material acquisitions of businesses, products, product rights or technologies or any other material capital expenditures, other than those described herein. However, we will continue to evaluate acquisitions of, and/or investments in, products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments. We may not be able to obtain such financing on commercially reasonable terms, if at all. Due to the ongoing global economic crisis, we believe it may be difficult to obtain additional financing if needed. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Plan of Operation

We will continue to focus on expanding our operations, developing new products and increasing our customer base. Additionally, we are putting more effort into developing our distribution channels by hiring more sales agents and sales people. We presently have enough liquidity to meet our expansion plans. However, depending on the level and speed of any growth, the Company may need additional funding in the future.

Currency Exchange Fluctuations

Aggregate net foreign currency translation gains included in the condensed consolidated statements of operations were gains of $569,347 and $533,184, respectively, for the three months ended September 30, 2012 and 2011, primarily as a result of the decline of the value of the USD against the RMB.  The average exchange rates from USD to RMB were 6.3516 to 1 and 6.4155 to 1 for the three months ended September 30, 2012 and 2011, respectively.

Aggregate net foreign currency translation gains included in the condensed consolidated statements of operations were gains of $1,034,905 and $1,165,121, respectively, for the six months ended December 31, 2012 and 2011, primarily as a result of the decline of the value of the USD against the RMB. The average exchange rates from USD to RMB were 6.3622 to 1 and 6.6689 to 1 for the six months ended December 31, 2012 and 2011, respectively, or a 1.4% change.

Aggregate net foreign currency translation gains included in the condensed consolidated statements of operations were gains of $1,199,015 and $1,158,748, respectively, for the nine months ended March 31, 2013 and 2012, primarily as a result of the decline of the value of the USD against the RMB. The average exchange rates from USD to RMB were 6.2734 to 1 and 6.3626 to 1 for the nine months ended March 31, 2013 and 2012, respectively, or a 1.40% change.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item are set forth beginning on page F-1.

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	F-2 - F-3

For the Audited Financial Statements and Notes:

Consolidated Balance Sheets as of June 30, 2013, 2012 and 2011	F-4

Consolidated Statements of Operations and Comprehensive Income for the Years Ended June 30, 2013, 2012 and 2011	F-5

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2013 and 2012 and 2011	F-6

Consolidated Statements of Cash Flows for the Years Ended June 30, 2013, 2012 and 2011	F-7

Notes to Consolidated Financial Statements	F-8 - F-22

For the Interim Financial Statements and Notes:

For the Fiscal Quarter ended March 31, 2013

Consolidated Balance Sheets as of March 31, 2013 (unaudited) and June 30, 2012	F-23

Consolidated Statements of Operations and Comprehensive Income for the Three Months and Nine Months Ended March 31, 2013 and 2012 (unaudited)	F-24

Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2013 and 2012 (unaudited)	F-25

Notes to Consolidated Financial Statements (unaudited)	F-26 - F-32

For the Fiscal Quarter ended December 31, 2012

Consolidated Balance Sheets as of December 31, 2012 (unaudited) and June 30, 2011	F-33

Consolidated Statements of Operations and Comprehensive Income for the Three Months and Six Months Ended December 31, 2012 and 2011 (unaudited)	F-34

Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2013 and 2012 (unaudited)	F-35

Notes to Consolidated Financial Statements (unaudited)	F-36 - F-42

For the Fiscal Quarter ended September 30, 2012

Consolidated Balance Sheets as of September 30, 2012 (unaudited) and June 30, 2011	F-43

Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended September 30, 2012 and 2011 (unaudited)	F-44

Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2012 and 2011 (unaudited)	F-45

Notes to Consolidated Financial Statements (unaudited)	F-46 - F-52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

China Health Industries Holdings, Inc.

We have audited the accompanying consolidated balance sheets of China Health Industries Holdings, Inc. and Subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the fiscal years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of China Health Industries Holdings, Inc. and Subsidiaries as of June 30, 2013 and 2012 and the consolidated results of their operations and their cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KCCW Accountancy Corp.

Diamond Bar, California

October 15, 2013

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

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

September 28, 2011

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Audited)

	June 30, 2013	June 30, 2012	June 30, 2011

ASSETS

Current assets
Cash and cash equivalents	$28,839,609	$44,504,531	$23,744,820
Accounts receivable	4,686	2,186,143	8,506,933
Inventory	161,636	273,490	738,207
Other receivable	16,318,531	23,230	3,126,340
Prepaid expenses	221,876	699,638	1,007,630
Total current assets	45,546,338	47,687,032	37,123,930

Property & equipment - net	1,108,027	1,155,544	1,147,281
Intangible assets - net	5,627,608	852,834	860,163
Construction-in-progress	2,156,402	476,787	1,856
Long-term deposit	-	3,305,525	3,249,014

Total assets	$54,438,375	$53,477,722	$42,382,244

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$123,484	$297,430	$906,208
Related party debt	431,802	435,196	432,924
Wages payable	191,702	119,858	1,352,906
Tax payable	245,481	463,460	2,657,582
Total current liabilities	992,469	1,315,944	5,349,620

Stockholders' equity

Common stock, ($0.0001 par value, 300,000,000 shares authorized, 62,239,737 issued and outstanding as of June 30, 2013, 2012 and 2011, respectively)	6,224	6,224	6,224
Additional paid-in capital	1,462,227	1,462,227	1,462,227
Accumulated other comprehensive income	4,501,780	2,664,729	2,010,981
Statutory reserve	38,679	38,679	38,679
Retained earnings	47,436,996	47,989,919	33,514,513
Total stockholders' equity	53,445,906	52,161,778	37,032,624

Total liabilities and stockholders' equity	$54,438,375	$53,477,722	$42,382,244

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Audited)

	For the Years Ended
	June 30, 2013	June 30, 2012	June 30, 2011

REVENUE	$7,727,040	$58,935,570	$62,779,978

COST OF GOODS SOLD	6,752,699	34,930,574	33,335,334

GROSS PROFIT	974,341	24,004,996	29,444,644

OPERATING EXPENSES
Selling, general & administrative expenses	1,123,213	4,650,695	6,000,090
Depreciation and amortization expenses	182,687	63,463	46,578
Research & development	444,945	311,182	-
Total operating expenses	1,750,845	5,025,340	6,046,668

INCOME (LOSS) FROM OPERATIONS	(776,504)	18,979,656	23,397,976

OTHER INCOME (EXPENSES)
Interest income	247,513	304,619	227,837
Interest expense	-	-	(27,317)
Total other income	247,513	304,619	200,520

INCOME BEFORE INCOME (LOSS) TAXES	(528,991)	19,284,275	23,598,496

Provision for income taxes	23,932	4,808,869	5,924,501

NET INCOME (LOSS)	$(552,923)	$14,475,406	$17,673,995

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	1,837,051	653,748	1,421,363

Total other comprehensive income	$1,284,128	$15,129,154	$19,095,358

Earnings (Loss) per share:
Basic & diluted earnings (loss) per share	$(0.0089)	$0.2326	$0.2840

Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	62,239,737	62,239,737	62,239,737

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTSOF STOCKHOLDERS' EQUITY

(Audited)

						Accumulated
			Additional			Other
	Common Shares		Paid-in	Retained	Statutory	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Reserve	Income	Equity
Balance, June 30, 2009	62,234,737	$6,223	$1,409,846	$2,625,026	$-	$261,301	$4,302,396

Stock based compensation	5,000	1	4,749	-	-	-	4,750

Imputed interest on shareholder loan	-	-	20,315	-	-	-	20,315

Net income	-	-	-	13,254,171	-	-	13,254,171

Other comprehensive income - Translation adjustment	-	-	-	-	-	328,317	328,317

Balance, June 30, 2010	62,239,737	6,224	1,434,910	15,879,197	-	589,618	17,909,949

Statutory Reserve	-	-	-	(38,679)	38,679	-	-

Imputed interest on shareholder loan	-	-	27,317	-	-	-	27,317

Net income	-	-	-	17,673,995	-	-	17,673,995

Other comprehensive income - Translation adjustment	-	-	-	-	-	1,421,363	1,421,363

Balance, June 30, 2011	62,239,737	6,224	1,462,227	33,514,513	38,679	2,010,981	37,032,624

Net income	-	-	-	14,475,406	-	-	14,475,406

Other comprehensive income - Translation adjustment	-	-	-	-	-	653,748	653,748

Balance, June 30, 2012	62,239,737	6,224	1,462,227	47,989,919	38,679	2,664,729	52,161,778

Net loss	-	-	-	(552,923)	-	-	(552,923)

Other comprehensive income - Translation adjustment	-	-	-	-	-	1,837,051	1,837,051

Balance, June 30, 2013	62,239,737	$6,224	$1,462,227	$47,436,996	$38,679	$4,501,780	$53,445,906

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Audited)

	For the years ended June 30
	2013	2012	2011

Cash Flows from Operating Activities
Net income (loss)	$(552,923)	$14,475,406	$17,673,995
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	230,390	110,260	83,580
Imputed interest	-	-	27,317
Self-insured reserve	-	-	(222,322)
Increase / (decrease) in operating assets
Accounts receivables and other receivables	(13,798,863)	9,641,494	(8,293,101)
Inventory	119,406	477,462	(530,537)
Prepaid expenses and long-term deposit	3,857,625	325,453	(171,415)
Increase/(decrease) in operating liabilities:
Accounts payable and other payables	(345,011)	(4,137,785)	776,956

Net cash provided by (used in) operating activities	(10,489,376)	20,892,290	9,344,473

Cash Flows from Investing Activities
Purchases of fixed assets	(2,943)	(76,282)	(3,134)
Purchases of Intangible assets	(4,805,401)	-	-
Increases in Construction-in-progress	(1,634,745)	(474,803)	-

Net cash used in investing activities	(6,443,089)	(551,085)	(3,134)

Cash Flows from Financing Activities
Repayment of related parties loan	(4,326)	-	-
Proceeds from related party debts	-	1,556	110,504

Net cash provided by (used in) financing activities	(4,326)	1,556	110,504

Effect of exchange rate changes on cash and cash equivalents	1,271,869	416,950	948,446

Net increase (decrease) in cash and cash equivalents	(15,664,922)	20,759,711	10,400,289

Cash and cash equivalents, beginning balance	44,504,531	23,744,820	13,344,531

Cash and cash equivalents, ending balance	$28,839,609	44,504,531	$23,744,820

Supplemental cash flow information

Cash paid for income taxes	$23,932	$4,808,869	$6,911,670
Cash paid for interest expense	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION AND BUSINESS BACKGROUND

China Health Industries Holdings, Inc. (“China Health US”) was incorporated in the State of Arizona on July 11, 1996 and was the successor of the business known as Arizona Mist, Inc. which began in 1989. On May 9, 2005, it entered into a Stock Purchase Agreement and Share Exchange (effecting a reverse merger) with Edmonds 6, Inc. (“Edmonds 6”), a Delaware corporation, and changed its name to Universal Fog, Inc. Pursuant to this agreement, Universal Fog, Inc. (which has been in continuous operation since 1996) became a wholly-owned subsidiary of Edmonds 6.

China Health Industries Holdings Limited ("China Health HK") was incorporated on July 20, 2007 in Hong Kong under the Companies Ordinance as a limited liability company. China Health HK was formed for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship as defined by FASB ACS topic 915 (“Development Stage Entities”).

Harbin Humankind Biology Technology Co., Limited ("Humankind") was incorporated in Harbin City, Heilongjiang Province, the People's Republic of China (the "PRC") on December 14, 2003, as a limited liability company under the Company Law of PRC. Humankind is engaged in the manufacture and sale of health products and “green” (or organic) food, and the detection of disease susceptibility or pre-disposition through genetic studies.

On August 20, 2007, the sole shareholder of China Health, Ltd entered into a share purchase agreement (“Share Purchase Agreement”) with the owners of Humankind. Pursuant to the Share Purchase Agreement, China Health HK purchased 100% of the ownership in Humankind for a cash consideration of $60,408 (“Share Purchase”). Subsequent to the completion of the Share Purchase, Humankind became a wholly-owned subsidiary of China Health HK. The share purchase transaction was accounted for as a “reverse merger”: since the owner of Humankind owned a majority of the outstanding shares of China Health HK’s common stock immediately following the execution of the Share Purchase Agreement, it was deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that have been reflected in the financial statements for periods prior to the Share Purchase are those of Humankind and have been recorded at the historical cost basis. After completion of the Share Purchase, China Health HK’s consolidated financial statements include the assets and liabilities of both China Health HK and Humankind, the historical operations of Humankind, and the operations of China Health HK and its subsidiaries from the closing date of the Share Purchase.

On October 14, 2008, Humankind set up a 99% owned subsidiary Harbin Huimeijia Medicine Company (“Huimeijia”) with its primary business being manufacturing and distributing medicine. Mr. Xin Sun, the Company’s majority owner, owns 1% of Huimeijia. Huimeijia is consolidated in the consolidated financial statements of China Health HK.

On December 31, 2008, China Health HK. entered into a reverse merger with Universal Fog, Inc., a U.S. publicly traded shell company (the “Transaction”). China Health HK is the acquirer in the Transaction, and the Transaction has been treated as a recapitalization of China Health US. After the Transaction and a 20:1 reverse stock split, Xin Sun owned 61,203,088 shares of common stock, representing 98.3% of the 62,234,737 total outstanding shares of common stock of China Health US. On April 7, 2009, Mr. Sun transferred 28,200,000 shares of common stock to 296 individuals, leaving him with 33,003,088 shares of common stock of China Health US, or approximately 53.03% of the total outstanding shares of common stock. Universal Fog, Inc. changed its name to China Health Industries Holdings, Inc. on February 19, 2009.

China Health US, China Health HK, Humankind, and Huimeijia are collectively referred herein to as the “Company.”

Our present corporate structure is as follows:

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States ("GAAP") and have been consistently applied in the preparation of the consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include China Health Industries Holdings, Inc., a Delaware corporation and a public company, and its three subsidiary companies, China Health Industries Holdings Limited, Harbin Humankind Biology Technology Co., Limited and Harbin Huimeijia Medicine Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Effective January 1, 2009, the Consolidation Topic, ASC 810-10-45-16, revised the accounting treatment for non-controlling minority interests of partially-owned subsidiaries. Non-controlling minority interests represent the portion of earnings that is not within the parent company’s control. These amounts are now required to be reported as equity instead of as a liability on the balance sheet. These amounts are immaterial as of June 30, 2013, June 30, 2012 and June 30, 2011, respectively. Additionally, this statement requires net income from non-controlling minority interests to be shown separately on the consolidated statements of income. These amounts are immaterial for the years ended June 30, 2013, 2012 and 2011, respectively. All significant intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting

The Company operates in one segment in accordance with the accounting guidance FASB ASC topic 280, “Segment Reporting.” Our chief financial officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

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

Translation of Foreign Currencies

Humankind and Huimeijia maintain their books and accounting records in PRC currency “Renminbi” (“RMB”), which has been determined as the functional currency. Transactions denominated in currencies other than RMB are translated into RMB at the exchange rates prevailing on the date of the transactions, as quoted by the Federal Reserve Board. Foreign currency exchange gains and losses resulting from these transactions are included in operations.

Humankind and Huimeijia’s financial statements are translated into the reporting currency, the United States Dollar (“USD”). Assets and liabilities of China Health are translated at the prevailing exchange rate at each reporting period end date. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from the translation of these financial statements are reflected as accumulated other comprehensive income in shareholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. China Health bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. The more significant estimates and assumptions by management include, among others, useful lives and residual value of long-lived assets, valuation of inventory, accounts receivable and notes receivable, impairment analysis of long-lived assets, intangible assets and deferred taxes. While the Company believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates.

Statement of Cash Flows

In accordance with Statement FASB ASC Topic 230, Statement of Cash Flows, cash flow from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

The company maintains cash and cash equivalents at several financial institutions. Only accounts at US financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC). As of June 30, 2013, 2012 and 2011, the Company’s uninsured bank balances totaled $28,839,609, $44,500,205 and $23,740,502, respectively, which were mainly maintained at financial institutions located in the PRC. As of June 30, 2013, 2012 and 2011, the Company’s insured bank balances, all of which were maintained at US financial institutions, totaled $0, $4,326 and $4,318, respectively.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. China Health extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness, and the economic environment.

Concentrations of Credit Risk

All of the Company’s manufacturing is located in the PRC. There can be no assurance that the Company will be able to successfully continue to manufacture its products and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows. Also, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general economic conditions, prices of raw materials, competition, governmental and political conditions, and changes in regulations. Since the Company is dependent on trade in the PRC, the Company is subject to various additional political, economic and other uncertainties. Among other risks, the Company’s operations will be subject to the risks of restrictions on transfer of funds, domestic and international customs, changing taxation policies, foreign exchange restrictions, and political and governmental regulations.

The Company operates in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the Chinese currency RMB. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the years ended June 30, 2013, 2012 and 2011, the Company had no potential dilutive common stock equivalents outstanding.

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

The Company has entered into five Technology Development Agreements (the “Agreements”) with Shenyang Pharmaceutical University and Jiamusi Pharmaceutical University (the “Contractors”) during the period from April 9, 2010 through July 7, 2010. The Agreements entrust the Contractors to develop different tablet and health food products and obtain approval for the correlated registration or certification within a certain period (3 years) on behalf of the Company. As of June 30, 2013, 2012 and 2011, the total payments made by the Company to the Contractors were $1,466,419 (RMB 9 million), $1,416,654 (RMB 9 million) and $1,392,434 (RMB 9 million), respectively. The Company is recognizing the payments to the Contractor as prepaid expenses, and is recognizing R&D expenses ratably over the terms of the Agreements. As of June 30, 2013, 2012 and 2011, prepaid expenses amounted to $156,750, $600,321 and $900,928, respectively.

The Company periodically makes advances to certain vendors for purchases of raw materials, and records those advances as advances to suppliers. Advances to suppliers as of June 30, 2013, 2012 and 2011 amounted to $65,126, $99,317 and $106,702, respectively.

Inventory

Inventory consists of raw material, work in progress and finished goods of manufactured products.

Inventory is stated at lower of cost or market and consist of materials, labor and overhead. The Company determines the cost of inventory by the first-in, first-out method. The value of inventory is determined using the weighted average cost method and includes any related production overhead costs incurred in bringing the inventory to its present location and condition. Overhead costs included in finished goods include direct labor cost and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory as well as inventory the volume of which is in excess of its net realizable value. This evaluation includes analyses of sales levels by product and projections of future demand. In order to state the inventory at lower of cost or market, the Company maintains reserves against its inventory. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. Inventory amounts are reported net of such allowances. Management has recorded an inventory allowance of $0, $0 and $0 as of June 30, 2013, 2012 and 2011, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment,” and FASB ASC Topic 205“Presentation of Financial Statements.” The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through June 30, 2013, 2012 and 2011, the Company has not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Pharmaceutical Patents

On June 9, 2007, the Company entered into a Purchase Agreement, pursuant to which the Company agreed to purchase pharmaceutical patents from a third party for $518,135 (RMB 3,180,000). As of June 30, 2013, 2012 and 2011, the Company amortized all the pharmaceutical patents at the purchase price.

Health Supplement Product Patents

On January 18, 2013, the Company entered into a Purchase Agreement, pursuant to which the Company agreed to purchase health supplement product patents from a third party for $4,888,063 (RMB 30,000,000). The Company recorded the health supplement product patents at the purchase price and will amortize the costs, over their estimated 10-year beneficial period, using the straight-line method. There were no impairments during the year ended June 30, 2013. As of the June 30, 2013, these health supplement product patents have a net balance of $4,765,862.

Land Use Right

All land belongs to the State in PRC. Enterprises and individuals can pay the State a fee to obtain the right to use a piece of land for commercial purposes or residential purposes for an initial period of 50 years or 70 years, respectively. The land use right can be sold, purchased, and exchanged in the market. The successor owner of the land use right will have the right to use the land for the time remaining after reducing the time which has been consumed by the predecessor owner from the initial period. On June 7, 2004, the Company entered into a Purchase Contract with the local government, pursuant to which the Company agreed to purchase the right to use an approximately 8-acre piece of land in Harbin County, Heilongjiang Province for commercial purposes over a fifty-year period from June 7, 2004 through June 6, 2054, for $855,085 (RMB 5,248,000), which the Company paid to the seller on June 13, 2004. The Company then paid the seller $177,597 (RMB 1,089,984) on June 17, 2009. The Department of Housing and Urban Development (“HUD”) of Harbin City approved this transaction. The Company recorded the land use right at its purchase price. The cost of the land use right is amortized over its prospective beneficial period, using the straight-line method with no residual value. The Company’s production facilities and office are both located on this piece of land. As of June 30, 2013, 2012 and 2011, the land use right and improvement have a net balance of $861,746, $852,834 and $860,163, respectively.

Revenue Recognition

The Company recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exists and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect results of operations. The Company records revenue net of sales taxes. The Company allows its customers to return product for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. As of June 30, 2013, 2012 and 2011, the provision amounted to $39,299, $294,737 and $904,227, respectively.

Sales Incentives — The Company accounts for cash consideration (such as sales incentives and cash discounts) given to its customers or resellers as a reduction of revenue rather than an operating expense. Sales incentives are recorded when revenue is recognized. For the years ended June 30, 2013 and 2012, the Company did not provide sales incentives to its customers or resellers.

Research and Development Costs

The Company’s five agreements with the Contractor entrust the Contractor to develop different tablet and health food products, and obtain approval for the correlated registration or certification within a certain period (3 years) on behalf of the Company. As of June 30, 2013, June 30, 2012 and June 30, 2011, the total payments made by the Company to the Contractor were $1,466,419 (RMB 9 million), $1,416,654 (RMB 9 million) and $1,392,434 (RMB 9 million), respectively. The Company is recognizing the payments to the Contractor as deferred expenses, and is recognizing R&D expenses ratably over the terms of the agreements. As of June 30, 2013, 2012 and 2011, deferred expenses amounted to $156,750, $600,321 and $900,928, respectively.

The Company reclassified its research and development costs as of June 30, 2013, 2012 and 2011, which were previously included in operating expenses, to general and administrative expenses to conform to the current presentation. The reclassification had no effect on the Company’s financial condition, results of operations or cash flows.

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and marketing expenses in the accompanying consolidated statement of operations. Advertising costs were immaterial for the years ended June 30, 2013, 2012 and 2011, respectively.

Income Taxes

The Company adopts FASB ASC Topic 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

In July 2006 the FASB issued FIN 48(ASC 740-10), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (ASC 740), which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48(ASC 740-10), tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

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

As a result of the implementation of FIN 48 (ASC 740-10), the company undertook a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48 (ASC 740-10). The Company recognized no material adjustments to liabilities or stockholders’ equity as a result of the implementation.  The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

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

Sales Taxes and Sales-Related Taxes

Pursuant to the tax law and regulations of PRC, the Company is obligated to pay 7% and 5% of the annual VAT paid as tax on maintaining and building cities and education additional fee, both of which belong to sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. Sales taxes and sales-related taxes for the years ended June 30, 2013, June 30, 2012, and June 30, 2011 were $141,714, $992,789, and $1,062,267, respectively.

Comprehensive Income

The Company reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation. Total comprehensive income was a gain of $1,284,128, $15,129,154 and $19,095,358 for the years ended June 30, 2013, 2012 and 2011, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date. For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $4,501,780, $2,664,729 and $2,010,981 as of June 30, 2013, June 30, 2012 and June 30, 2011, respectively.

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees’ salaries. Management believes full-time employees who have passed the probation period are entitled to such benefits.

The total provisions for such employee benefits were $36,468, $25,127 and $24,272 for the years ended June 30, 2013, 2012 and 2011, respectively.

Statutory Reserves

Pursuant to the applicable laws in PRC, PRC entities are required to make appropriations to three non-distributable reserve funds, the statutory surplus reserve, statutory public welfare fund, and discretionary surplus reserve, based on after-tax net earnings as determined in accordance with the generally accepted accounting principles in PRC, after offsetting any prior years’ losses. Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net earnings until the reserve is equal to 50% of the Company’s registered capital. Appropriation to the statutory public welfare fund is 5% to 10% of the after-tax net earnings. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. The Company had appropriated $38,679 (RMB 250,000) to the statutory reserve, which is 50% of Humankind’s registered capital as of June 30, 2013, 2012 and 2011. Since Huimeijia had accumulated deficits from its inception, no appropriation to the statutory reserve was required.

Recent Accounting Pronouncements

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The Company is currently evaluating this guidance, but does not expect its adoption to have a material effect on its consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating this guidance, but does not expect its adoption to have a material effect on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for the Company for its annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company is currently evaluating this guidance, but does not expect its adoption to have a material effect on its consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.” The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

In March 2013, the FASB issued guidance on a parent company’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent company releases any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for the Company beginning July 1, 2014. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

Note 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

The Company maintains cash and cash equivalents at several financial institutions. Only accounts at US financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC). As of June 30, 2013, June 30, 2012 and June 30, 2011, the Company’s uninsured bank balances, all of which were maintained at financial institutions located in the PRC, totaled $28,839,609, $44,500,205 and $23,740,502, respectively. As of June 30, 2013, June 30, 2012 and June 30, 2011, the Company’s insured bank balances, all of which were maintained at US financial institutions, totaled $0, $4,326 and $4,318, respectively.

Note 4 - CONTROL BY PRINCIPAL OWNERS

The directors, executive officers, their affiliates and related parties own, beneficially and in the aggregate, the majority of the voting power of the outstanding capital of the Company. Accordingly, directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital stock and the dissolution, merger or sale of the Company's assets.

Note 5 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable amounted to $4,686, $2,186,143 and $8,506,933 as of June 30, 2013, June 30, 2012 and June 30, 2011, respectively. The decrease in accounts receivable was primarily due to the decrease in product sales.

Note 6 – OTHER RECEIVABLES

Other receivables consist of the following:

	June 30, 2013	June 30, 2012	June 30, 2011
Advances to Employees	12,334	11,915	2,955
Accrued Interest	-	-	25,992
Other Receivables -Tiefeng	-	-	3,094,299
Other Receivables -HLJ Huimeijia	16,293,544	-	-
Other Receivables	12,653	11,315	3,094
Total Other Receivables	$16,318,531	$23,230	$3,126,340

Advances to employees are unsecured and non-interest bearing, and have no fixed terms of repayment; therefore, they are deemed payable on demand.

On April 9, 2009, Humankind entered into a letter of intent with the shareholders of Heilongjiang Tiefeng Rice Company Limited (“Tiefeng”) to purchase all the equity interests of Tiefeng (the “Tiefeng Share Transfer Agreement”). On July 23, 2009, the Company paid $814,677 (RMB 5,000,000) in retaining fees. The Tiefeng Share Transfer Agreement was signed on August 18, 2009, and the Company prepaid $8,146,772 (RMB 50,000,000) to Tiefeng on August 19, 2009.

As of March 31, 2010, Tiefeng had not received the crucial certified documents required from local government agencies. Based on the amended agreement, the deal was thus voided. Tiefeng paid back approximately $1.46 million (RMB 10,000,000) to the Company on March 31, 2010, and an additional $1.46 million (RMB 10,000,000) was paid on April 30, 2010 as part of the deposit refund. Another installment of $1.46 million (RMB 10,000,000) was paid on May 31, 2010. The balance of $3,094,299 (RMB 20,000,000) was converted to a loan to Tiefeng with a two-year term starting May 5, 2010. Interest was charged semi-yearly using the current Chinese bank borrowing rate of 5.31%. During the year ended June 30, 2012, Tiefeng had paid the total interest of $169,965 (RMB 1,080,000) and paid back approximately $3.15 million (RMB 20,000,000) to the Company. For the years ended June 30, 2013, June 30, 2012 and June 30, 2011, other receivables from -Tiefeng were $0, $0 and $3,094,299, respectively.

On April 10, 2013, Humankind entered into an agreement with the shareholders of Heilongjiang Huimeijia Pharmaceutical Co.,Ltd. (“HLJ Huimeijia”) to purchase all the equity interests of HLJ Huimeijia (the “HLJ Share Transfer Agreement”) for a total purchase price of $16,293,545 (RMB100,000,000). The full purchase price was prepaid to HLJ Huimeijia as of June 30, 2013. The alternation procedures for business registration, i.e., the procedures to change the ownership record of HLJ Huimeijia with the local State Administration for Industry and Commerce are currently under way, and the transaction is expected to close in the fourth quarter of the 2013 calendar year.

Note 7 – INVENTORY

Inventory consists of following:

	June 30, 2013	June 30, 2012	June 30, 2011
Finished Goods	41,209	61,624	154,770
Work-in-Progress	43,050	56,572	191,506
Raw Materials	59,960	137,163	328,127
Supplies and Packing Materials	17,417	18,131	63,804
Total	$161,636	$273,490	$738,207

Note 8 – LONG TERM DEPOSIT

The Company paid $3,305,525 (RMB 21,000,000) as of June 30, 2012 and $3,249,014 (RMB 21,000,000) as of June 30, 2011 to the Harbin Songbei District Development and Construction Committee as the prepayment for the acquisition of the land use rights. During the years ended June 30, 2012 and June 30, 2011, the Company was in the process of going through a full range of procedures with the local government before the land use rights could be granted to the Company.

The Company reclassified the prepayment as a long term deposit as of June 30, 2012 and June 30, 2011, which was previously included in current assets, to other assets; in order to conform to the current presentation. The reclassification had no effect on the Company’s financial condition, results of operations or cash flows.

However, the land use rights were not transferred to the Company due to policy reasons, and the deal was thus voided. The Harbin Songbei District Development and Construction Committee paid back approximately $3,305,525 (RMB 21,000,000) to the Company on December 21, 2012. As of June 30, 2013, the long term deposit was $0.

Note 9 – CONSTRUCTION IN PROGRESS

Plant and production lines of Huimeijia under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost and includes development expenditures, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Currently, construction has been completed and the project is waiting for final inspection and examination and government approval. Upon readiness for use of the project, the cost of construction-in-progress will be transferred to property and equipment, at which time depreciation will commence. The Company has no capitalized interest and to date has funded this construction through operations without the use of outside debt financing. As of June 30, 2013, June 30, 2012 and June 30, 2011, the Company has incurred $1,955, $1,889 and $1,856 in construction in progress, respectively.

On March 10, 2011, Humankind entered into an agreement with a contractor to construct a warehouse for the Company. The estimated total cost of construction was approximately $684,330 (RMB 4,200,000). As of June 30, 2013, the warehouse had been completed and the $684,330 (RMB 4,200,000) was recorded as a cost of construction in progress. The project is now waiting for final inspection and examination and government approval. Upon readiness for use of the project, the cost of construction-in-progress will be transferred to property and equipment.

On August 15, 2011, Humankind entered into an agreement with a contractor to construct an office building for the Company. The estimated total cost of construction was approximately $655,440 (RMB 4,022,700), anticipated to be completed within 45 days from August 15, 2011 to October 15, 2011. Due to local weather conditions, the construction was not completed on time. As of June 30, 2012, 75% of construction had been completed and $474,898 (RMB 3,017,025) had been recorded as a cost of construction in progress. As of June 30, 2013, the office building had been completed and $655,440 (RMB 4,022,700) was recorded as a cost of construction in progress. The project is now waiting for final inspection and examination and government approval. Upon readiness for use of the project, the cost of construction-in-progress will be transferred to property and equipment.

On December 8, 2012, Humankind entered into an agreement with a contractor for the interior decoration of the office building and warehouse at a cost of $814,677 (RMB 5,000,000). The decoration had been completed as of June 30, 2013 and is waiting for final inspection and examination and government approval. The $814,677 (RMB 5,000,000) was recorded as a cost of construction in progress.

Note 10 - PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	June 30, 2013	June 30, 2012	June 30, 2011
Building and Warehouses	1,131,095	1,092,710	1,074,029
Machinery and Equipment	200,318	190,627	192,459
Office Equipment	48,913	47,253	30,177
Vehicles	166,417	160,769	94,204
Other	24,440	23,611	23,207
Less: Accumulated Depreciation	(463,156)	(359,426)	(266,795)
Total	$1,108,027	$1,155,544	$1,147,281

Depreciation expense was $89,563, $87,974 and $64,448 for the years ended June 30, 2013, 2012 and 2011, respectively. Depreciation expense charged to operations was $41,860, $41,177 and $39,493 for the years ended June 30, 2013, 2012 and 2011, respectively. Depreciation expense charged to cost of goods sold was $47,703, $46,797 and $24,955 for the years ended June 30, 2013, 2012 and 2011, respectively.

Note 11 – INTANGIBLE ASSETS

The following is a summary of intangible assets:

	June 30, 2013	June 30, 2012	June 30, 2011
Land Use Right	1,032,682	997,636	980,581
Health Supplement Product Patents	4,888,064	-	-
Less: Accumulated Amortization	(293,138)	(144,802)	(120,418)
Intangible Assets – Net	$5,627,608	$852,834	$860,163

Amortization expense charged to operations was $140,827, $22,286 and $19,132 for the years ended June 30, 2013, 2012 and 2011, respectively.

Note 12 - RELATED PARTY DEBT

Related party debt represents temporary short-term loans from majority owner, Mr. Xin Sun, a PRC citizen. These loans are unsecured and non-interest bearing and have no fixed terms of repayment; therefore, they are deemed payable on demand. Cash flow classified as due to Mr. Sun is classified as cash flow from financing activities. The total borrowings from Mr. Sun were $431,802, $435,196 and $432,924 as of June 30, 2013, June 30, 2012 and June 30, 2011, respectively.

Note 13 – INCOME TAX AND TAXES PAYABLE

The following is a summary of taxes payable:

	June 30, 2013	June 30, 2012	June 30, 2011
Taxes Payable
Income Taxes Payable	-	214,414	1,539,224
VAT Taxes Payable	213,317	208,269	998,420
City and Supplement Taxes	25,605	24,996	69,892
Payroll Taxes & other Taxes	6,559	15,781	50,046
Total	$245,481	$463,460	$2,657,582

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The New CIT Law reduced the corporate income tax rate from 33% to 25% effective on January 1, 2008. All Chinese enterprises are governed by the PRC Income Tax Law and various local income tax laws, pursuant to which each of the Chinese subsidiaries of China Health US is subject to an income tax at a statutory rate of 25% for the years ended June 30, 2013, 2012 and 2011.

The provision for income taxes consisted of the following for the years ended June 30, 2013, 2012 and 2011, respectively:

	June 30, 2013	June 30, 2012	June 30, 2011
Provision for PRC Income Tax - Current Taxes	23,932	4,808,869	$5,924,501
Provision for PRC Income Tax - Deferred Taxes	-	-	-
Total Provision for Income Taxes	$23,932	$4,808,869	$5,924,501

The following table reconciles the PRC statutory rates to The Company’s effective tax rate for the years ended June 30, 2012 and 2011:

	June 30, 2013	June 30, 2012	June 30, 2011
Pre-Tax Income	(528,991)	19,284,275	$23,598,496
Statutory Tax Rate	25%	25%	25%
PRC Enterprise Income Tax at Statutory Rate	-	4,821,069	5,899,624
Loss (Income) for US and Hong Kong Entities Not Deductible for Tax	-	151	6,898
Expenses Not Deductible for Tax – Temporary Difference	23,932	3,610	215,314
Expenses Not Deductible for Tax – Permanent Difference	-	(15,961)	(206,914)
Increase in Valuation Allowance Related to Deferred Tax Assets	-	-	9,579
Total Provision for Income Taxes	$23,932	$4,808,869	$5,924,501

Note 14 – EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants

Potential common shares issued are calculated using the treasury stock method, which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period.

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the years ended June 30, 2013, 2012 and 2011, the Company does not have potential dilutive shares.

The following table sets forth the computation of basic and diluted net income per share:

	June 30, 2013	June 30, 2012	June 30, 2011
Net income attributable to the common stockholders	$(552,923)	$14,475,406	$17,673,995

Basic weighted average outstanding shares of common stock	62,239,737	62,239,737	62,239,737
Dilutive effect of options and warrants
Diluted weighted average common stock and common stock equivalents	$62,239,737	$62,239,737	$62,239,737

Earnings per share:	(0.0089)	0.2326	0.2840
Basic	$(0.0089)	$0.2326	$0.2840
Diluted	$(0.0089)	$0.2326	$0.2840

Note 15 - COMMITMENTS AND CONTINGENCIES

The Company’s assets are located in PRC and revenues are derived from operations in PRC

In terms of industry regulations and policies, the economy of PRC has been transitioning from a planned economy to market oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reforms, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in PRC is still owned by the Chinese government. For example, all land is state owned and leased to business entities or individuals through the government’s granting of Land Use Rights. The granting process is typically based on government policies at the time of granting and can be lengthy and complex. This process may adversely affect the Company’s future manufacturing expansions. The Chinese government also exercises significant control over PRC’s economic growth through the allocation of resources and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures.

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

Rental expense was approximately $15,337, $25,809 and $25,763 for the years ended June 30, 2013, 2012 and 2011, respectively. Since the Company terminated its rental agreement on January 9, 2013, its rental expenses were lower as of the year ended June 20, 2013 compared to the years ended June 30, 2012 and June 30, 2011.

STATUTORY RESERVE COMMITMENT

In compliance with PRC laws, the Company is required to appropriate a portion of its net income to its statutory reserve up to a maximum of 50% of its registered capital in the PRC. The Company had appropriated $38,679 (RMB 250,000) to its statutory reserve, which is 50% of Humankind’s registered capital as of June 30, 2013 and June 30, 2012. Since Huimeijia has been accumulating a deficiency, no statutory reserve fund has been createdsince its inception.

The Company had future unfunded commitments, as provided below

	June 30, 2013	June 30, 2012	June 30, 2011
PRC Subsidiaries Registered Capital
Harbin Humankind Biology	$73,437	$73,437	$73,437

Harbin Huimeijia Medicine (Company has accumulated deficiency, no reserve commitment required)	146,873	146,873	146,873

Statutory Reserve Ceiling based on 50% of PRC Registered Capital of Harbin Humankind Biology or at least 10% of the after-tax net earnings until the reserve is equal to 50% of its registered capital	38,679	38,679	38,679

Less: Retained Earnings Appropriated to Statutory Reserve	38,679	38,679	38,679

Reserve Commitment Outstanding	$-	$-	$-

Note 16 – MAJOR SUPPLIERS AND CUSTOMERS

The Company had one supplier that accounted for 85% of the Company’s total purchases for the year ended June 30, 2013.

The Company had six customers that in the aggregate accounted for 71% of the Company’s total sales for the year ended June 30, 2013, with each individual customer accounting for 13%, 12%, 12%, 12%, 11% and 11%, respectively.

The Company had two suppliers that in the aggregate accounted for 82% of the Company’s purchases for the year ended June 30, 2012, with each supplier accounting for 55% and 27%, respectively.

The Company had three customers that in the aggregate accounted for 35% of the Company’s total sales for the year ended June 30, 2012, with each customer accounting for 12%, 12% and 11%, respectively.

The Company had two suppliers that in the aggregate accounted for 82% of the Company’s purchases for the year ended June 30, 2011, with each supplier accounting for 61% and 21%, respectively.

The Company had no customer that accounted for more than 10% of the Company’s total sales for the year ended June 30, 2011.

Note 17 – SUBSEQUENT EVENTS

Management has considered all events occurring through the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements, or all such material events have been fully disclosed.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	June 30, 2012
	Unaudited	Audited

ASSETS

Current assets
Cash and cash equivalents	$45,942,099	$44,504,531
Accounts receivable	4,631	2,186,143
Inventory	196,620	273,490
Other receivable	24,443	23,230
Prepaid expenses	545,098	699,638
Total current assets	46,712,891	47,687,032

Property & equipment - net	1,117,077	1,155,544
Intangible assets - net	5,687,056	852,834
Construction-in-progress	649,626	476,787
Long-term deposit	-	3,305,525

Total assets	$54,166,650	$53,477,722

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$304,192	$297,430
Related party debt	431,405	435,196
Wages payable	240,430	119,858
Tax payable	283,541	463,460
Total current liabilities	1,259,568	1,315,944

Stockholders' equity

Common stock, ($0.0001 par value, 300,000,000 shares authorized, 62,239,737 issued and outstanding as of March 31, 2013 and June 30, 2012, respectively)	6,224	6,224
Additional paid-in capital	1,462,227	1,462,227
Accumulated other comprehensive income	3,863,744	2,664,729
Statutory reserve	38,679	38,679
Retained earnings	47,536,208	47,989,919
Total stockholders' equity	52,907,082	52,161,778

Total liabilities and stockholders' equity	$54,166,650	$53,477,722

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

REVENUE	$2,479,660	$11,250,503	$5,938,862	$56,164,111

COST OF GOODS SOLD	2,305,756	6,406,449	5,059,918	33,777,650

GROSS PROFIT	173,904	4,844,054	878,944	22,386,461

OPERATING EXPENSES
Selling, general & administrative expenses	377,999	566,849	1,093,578	3,442,839
Depreciation and amortization expenses	15,053	51,414	47,093	81,975
Research & development	120,491	120,152	358,658	360,200
Total operating expenses	513,543	738,415	1,499,329	3,885,014

INCOME (LOSS) FROM OPERATIONS	(339,639)	4,105,639	(620,385)	18,501,447

OTHER INCOME (EXPENSES)
Interest income	66,951	82,860	190,490	232,776
Interest expense	-	(6,907)	-	(20,602)
Total other income	66,951	75,953	190,490	212,174

INCOME (LOSS) BEFORE INCOME TAXES	(272,688)	4,181,592	(429,895)	18,713,621

Provision for income taxes	93	550,167	23,816	4,588,768

NET INCOME (LOSS)	$(272,781)	$3,631,425	$(453,711)	$14,124,853

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	164,110	(6,373)	1,199,015	1,158,748

Total other comprehensive income (loss)	$(108,671)	$3,625,052	$745,304	$15,283,601

Earnings (Loss) per share:
Basic & diluted earnings (loss) per share	$(0.0044)	$0.0583	$(0.0073)	$0.2269

Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	62,239,737	62,239,737	62,239,737	62,239,737

The accompanying notes are an integral part of these consolidated financial statements.

	For the Nine Months Ended March 31,
	2013	2012

Cash Flows from Operating Activities
Net income (loss)	$(453,711)	$14,124,853
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	82,649	81,975
Imputed interest	-	20,602
Decrease in operating assets:
Accounts receivables and other receivables	2,208,627	2,694,974
Inventory	82,302	42,258
Prepaid expenses and long-term deposit	3,453,206	356,857
Decrease in operating liabilities:
Accounts payable and other payables	(8,852)	(3,564,666)

Net cash provided by operating activities	5,364,221	13,756,853

Cash Flows from Investing Activities
Purchases of fixed assets	(2,929)	(76,071)
Purchases of intangible assets	(4,782,103)	-
Increases in construction-in-progress	(160,308)	(479,327)

Net cash used in investing activities	(4,945,340)	(555,398)

Cash Flows from Financing Activities
Repayment of related parties loan	(4,326)	-

Net cash used in financing activities	(4,326)	-

Effect of exchange rate changes on cash and cash equivalents	1,023,013	791,612

Net increase in cash and cash equivalents	1,437,568	13,993,067

Cash and cash equivalents, beginning balance	44,504,531	23,744,820

Cash and cash equivalents, ending balance	$45,942,099	$37,737,887

Supplemental cash flow information

Cash paid for income taxes	$23,816	$5,618,304
Cash paid for interest expense	$-	$-

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

China Health Industries Holdings, Inc. (“China Health US”) was incorporated in the State of Arizona on July 11, 1996 and was the successor of the business known as Arizona Mist, Inc. which began in 1989. On May 9, 2005, it entered into a Stock Purchase Agreement and Share Exchange (effecting a reverse merger) with Edmonds 6, Inc. (“Edmonds 6”), a Delaware corporation, and changed its name to Universal Fog, Inc. Pursuant to this agreement, Universal Fog, Inc. (which has been in continuous operation since 1996) became a wholly-owned subsidiary of Edmonds 6.

China Health Industries Holdings Limited ("China Health HK") was incorporated on July 20, 2007 in Hong Kong under the Companies Ordinance as a limited liability company. China Health HK was formed for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship as defined by FASB ACS topic 915 (“Development Stage Entities”).

Harbin Humankind Biology Technology Co., Limited ("Humankind") was incorporated in Harbin City, Heilongjiang Province, the People's Republic of China (the "PRC") on December 14, 2003, as a limited liability company under the Company Law of PRC. Humankind is engaged in the manufacture and sale of health products and “green” (or organic) food, and the detection of disease susceptibility or pre-disposition through genetic studies.

On August 20, 2007, the sole shareholder of China Health HK entered into a share purchase agreement (“Share Purchase Agreement”) with the owners of Humankind. Pursuant to the Share Purchase Agreement, China Health HK purchased 100% of the ownership in Humankind for a cash consideration of $60,408 (“Share Purchase”). Subsequent to the completion of the Share Purchase, Humankind became a wholly-owned subsidiary of China Health HK. The share purchase transaction was accounted for as a “reverse merger”: since the owner of Humankind owned a majority of the outstanding shares of China Health HK’s common stock immediately following the execution of the Share Purchase Agreement, it was deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that have been reflected in the financial statements for periods prior to the Share Purchase are those of Humankind and have been recorded at the historical cost basis. After completion of the Share Purchase, China Health HK’s consolidated financial statements include the assets and liabilities of both China Health HK and Humankind, the historical operations of Humankind, and the operations of China Health HK and its subsidiaries from the closing date of the Share Purchase.

On October 14, 2008, Humankind set up a 99% owned subsidiary Harbin Huimeijia Medicine Company (“Huimeijia”) with its primary business being manufacturing and distributing medicine. Mr. Xin Sun, the Company’s majority owner, owns 1% of Huimeijia. Huimeijia is consolidated in the consolidated financial statements of China Health HK.

On December 31, 2008, China Health HK. entered into a reverse merger with Universal Fog, Inc., a U.S. publicly traded shell company (the “Transaction”). China Health HK is the acquirer in the Transaction, and the Transaction has been treated as a recapitalization of China Health US. After the Transaction and a 20:1 reverse stock split, Xin Sun owned 61,203,088 shares of common stock, representing 98.3% of the 62,234,737 total outstanding shares of common stock of China Health US. On April 7, 2009, Mr. Sun transferred 28,200,000 shares of common stock to 296 individuals, leaving him with 33,003,088 shares of common stock of China Health US, or approximately 53.03% of the total outstanding shares of common stock. Universal Fog, Inc. changed its name to China Health Industries Holdings, Inc. on February 19, 2009.

China Health US, China Health HK, Humankind, and Huimeijia are collectively referred herein to as the “Company.”

Our present corporate structure is as follows:

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the years ended June 30, 2013 and 2012. These condensed consolidated financial statements include all adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The results of operations for the nine months ended March 31, 2013 may not be indicative of results for the year ending June 30, 2013.

Translation of Foreign Currencies

Humankind and Huimeijia maintain their books and accounting records in PRC currency “Renminbi” (“RMB”), which has been determined as the functional currency. Transactions denominated in currencies other than RMB are translated into RMB at the exchange rates prevailing on the date of the transactions, as quoted by the Federal Reserve Board. Foreign currency exchange gains and losses resulting from these transactions are included in operations.

Humankind and Huimeijia’s financial statements are translated into the reporting currency, the United States Dollar (“USD”). Assets and liabilities of China Health are translated at the prevailing exchange rate at each reporting period end date. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from the translation of these financial statements are reflected as accumulated other comprehensive income in shareholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. The more significant estimates and assumptions by management include, among others; useful lives and residual value of long-lived assets, valuation of inventory, accounts receivable and notes receivable, impairment analysis of long-lived assets, intangible assets and deferred taxes. While the Company believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates.

Statement of Cash Flows

In accordance with Statement FASB ASC Topic 230, Statement of Cash Flows, cash flow from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

The Company maintains cash and cash equivalents at several financial institutions. Only accounts at US financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”). As of March 31, 2013, the Company’s uninsured bank balances totaled $45,942,099, which were mainly maintained at financial institutions located in the PRC. The Company’s insured bank balances, all of which were maintained at US financial institutions, totaled $0.

Revenue Recognition

The Company recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exists and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue net of sales taxes. The Company allows its customers to return product for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. As of March 31, 2013, the Company had a provision amounted to $301,485 for such returns, as historically sales returns have been immaterial.

Concentrations of Credit Risk

All of the Company’s manufacturing is located in the PRC. There can be no assurance that the Company will be able to successfully continue to manufacture its products and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows. Also, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general economic conditions, prices of raw materials, competition, governmental and political conditions, and changes in regulations. Since the Company is dependent on trade in the PRC, the Company is subject to various additional political, economic and other uncertainties. Among other risks, the Company’s operations will be subject to the risks of restrictions on transfer of funds, domestic and international customs, changing taxation policies, foreign exchange restrictions, and political and governmental regulations.

The Company operates in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the Chinese currency RMB. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the nine months ended March 31, 2013 and 2012, the Company had no potential dilutive common stock equivalents outstanding.

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

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation. Total comprehensive income was a loss of $108,671 and a gain of $3,625,052 for the three months ended March 31, 2013 and 2012, respectively, and gains of $745,304 and $15,283,601 for the nine months ended March 31, 2013 and 2012, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date. For the Company, AOCI is primarily the cumulative balance related to adjustments for currency translation and increased overall equity by $3,863,744 and $2,664,729 as of March 31, 2013 and June 30, 2012, respectively.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.” The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

In March 2013, the FASB issued guidance on a parent company’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent company releases any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for the Company beginning July 1, 2014. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

Note 2 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable totaled $4,631 and $2,186,143 as of March 31, 2013 and June 30, 2012, respectively. Most of the Company’s products were sold to its sales agents, and the decrease in accounts receivable was primarily due to accounts settled by the sale agents during the six month period ended December 31, 2012. The Company offers the sales agents 60 to 90 day terms for payment in order to increase the Company’s sales. Agents normally settle most accounts receivable within one month.

Note 3 - INVENTORY

Inventory consists of following:

	March 31, 2013	June 30, 2012
Inventories
Finished Goods	59,270	61,624
Work-in-Progress	50,620	56,572
Raw Materials	66,651	137,163
Supplies and Packing Materials	20,079	18,131
Total	$196,620	$273,490

Note 4 - LONG TERM DEPOSIT

The Company had paid $3,305,525 (RMB 21,000,000) as of June 30, 2012 to the Harbin Songbei District Development and Construction Committee as the prepayment for the acquisition of the land use rights. As of March 31, 2013, the land use rights had not been transferred to the Company due to policy reasons. Based on the amended agreement, the deal was thus voided. The Harbin Songbei District Development and Construction Committee paid back approximately $3.37 million (RMB 21,000,000) to the Company on December 21, 2012. As of March 31, 2013 and June 30, 2012, the long term deposit was $0 and $3,305,525, respectively.

Note 5 – PREPAID EXPENSES

Prepaid expenses consist of following:

	March 31, 2013	June 30, 2012
Prepaid Expenses	239,226	600,321
Advance to Suppliers	305,872	99,317
Total	$545,098	$699,638

Prepaid expenses principally include prepaid R&D expenses and advances to raw material suppliers.

The Company entered into five Technology Development Agreements (the “Agreements”) with Shenyang Pharmaceutical University and Jiamusi Pharmaceutical University (the “Contractors”) during the period from April 9, 2010 through July 7, 2010. The Agreements entrust the Contractors to develop different tablets and health food products and obtain approval for the correlated registration or certification within a certain period (3 years) on behalf of the Company. The Company is recognizing the payments to the Contractors as prepaid expenses, and is recognizing R&D expenses ratably over the terms of the Agreements. As of March 31, 2013 and June 30, 2012, prepaid expenses amounted to $239,226 and $600,321, respectively.

The Company periodically makes advances to certain vendors for purchases of raw materials, and records those advances as advances to suppliers. Advances to suppliers as of March 31, 2013 and June 30, 2012 amounted to $305,872 and $99,317, respectively.

Note 6 – CONSTRUCTION IN PROGRESS

Plant and production lines of Huimeijia under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, and includes development expenditures, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Currently, construction has been completed and the project is waiting for final inspection and examination and government approval. Upon readiness for use of the project, the cost of construction-in-progress will be transferred to property and equipment, at which time depreciation will commence. The Company has no capitalized interest and to date has funded this construction through operations without the use of outside debt financing. As of March 31, 2013 and June 30, 2012, the Company had incurred a total of $1,932 and $1,889 in construction in progress, respectively.

On August 15, 2011, Humankind entered into an agreement with a contractor to construct an office building for the Company. The estimated total cost of construction was approximately $647,694 (RMB 4,022,700), anticipated to be completed within 45 days from August 15, 2011 to October 15, 2011. Due to local weather conditions, the construction was not completed on time. As of June 30, 2012, 75% of construction had been completed and $474,898 (RMB 3,017,025) had been recorded as a cost of construction in progress. As of March 31, 2013, office building had been completed and the $647,694(RMB 4,022,700) was recorded as cost of construction in progress. The project is now waiting for final inspection and examination and government approval. Upon readiness for use of the project, the cost of construction-in-progress will be transferred to property and equipment, at which time depreciation will commence.

Note 7 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

	March 31, 2013	June 30, 2012
Building and Warehouses	1,117,728	1,092,710
Machinery and Equipment	197,950	196,574
Office Equipment	48,335	41,306
Vehicles	164,450	160,769
Other	24,151	23,611
Less: Accumulated Depreciation	(435,537)	(359,426)
Total	$1,117,077	$1,155,544

Depreciation expense charged to operations was $31,649 and $ $31,937 for the nine months ended March 31, 2013 and 2012, respectively. Depreciation expense charged to cost of goods sold was $35,556 and $ $35,095 for the nine months ended March 31, 2013 and 2012, respectively.

Note 8 – INTANGIBLE ASSETS

The following is a summary of intangible assets:

	March 31, 2013	June 30, 2012
Land Use Right	1,020,478	997,636
Health Supplement Product Patents	4,830,296	-
Less: Accumulated Amortization	(163,718)	(144,802)
Intangible Assets - Net	$5,687,056	$852,834

Amortization expense charged to operations was $15,444 and $14,493 for the nine months ended March 31, 2013 and 2012, respectively.

Note 9 - RELATED PARTY DEBT

Related party debt represents temporary short-term loans from the Company’s majority owner, principal executive officer and sole director, Mr. Xin Sun, a PRC citizen. These loans are unsecured and non-interest bearing and have no fixed terms of repayment; therefore, they are deemed payable on demand. Cash flow classified as due to Mr. Sun is classified as cash flow from financing activities. The total borrowings from Mr. Sun were $431,405 and $435,196 as of March 31, 2013 and June 30, 2012, respectively.

Note 10 - COMMITMENTS AND CONTINGENCIES

The Company’s assets are located in PRC and revenues are derived from operations in PRC.

In terms of industry regulations and policies, the economy of PRC has been transitioning from a planned economy to market oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reforms, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in PRC is still owned by the Chinese government. For example, all land is state owned and leased to business entities or individuals through the government’s granting of land use rights. The granting process is typically based on government policies at the time of the grant and can be lengthy and complex. This process may adversely affect the Company’s future manufacturing expansions. The Chinese government also exercises significant control over PRC’s economic growth through allocation of resources and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures.

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

Rental expense was approximately $11,800 and $17,342, for the nine months ended March 31, 2013 and 2012, respectively. Since the Company has orally terminated its rental agreement, it has no rental commitment for the nine months ended March 31, 2013.

Note 11 – MAJOR SUPPLIERS AND CUSTOMERS

The Company had seven suppliers in the nine months ended March 31, 2013, of which one accounted for 85% of the Company’s total purchases for the nine months ended March 31, 2013.

The Company had five customers that in the aggregate accounted for 61% of the Company’s total sales for the nine months ended March 31, 2013, with each customer accounting for 13%, 13%, 12%, 12% and 11%, respectively.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	June 30, 2012
	Unaudited	Audited
ASSETS

Current assets
Cash and cash equivalents	$49,866,019	$44,504,531
Accounts receivable	1,074,414	2,186,143
Inventory	217,054	273,490
Other receivable	24,048	23,230
Prepaid expenses	461,437	699,638
Total current assets	51,642,972	47,687,032

Property & equipment - net	1,135,432	1,155,544
Intangible assets - net	859,291	852,834
Construction-in-progress	647,614	476,787
Long-term deposit	-	3,305,525

Total assets	$54,285,309	$53,477,722

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$303,259	$297,430
Related party debt	431,459	435,196
Wages payable	222,166	119,858
Tax payable	312,672	463,460
Total current liabilities	1,269,556	1,315,944

Stockholders' equity
Common stock, ($0.0001 par value, 300,000,000 shares authorized, 62,239,737 issued and outstanding as of December 31, 2012 and June 30, 2012, respectively)	6,224	6,224
Additional paid-in capital	1,462,227	1,462,227
Accumulated other comprehensive income	3,699,634	2,664,729
Statutory reserve	38,679	38,679
Retained earnings	47,808,989	47,989,919
Total stockholders' equity	53,015,753	52,161,778

Total liabilities and stockholders' equity	$54,285,309	$53,477,722

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

REVENUE	$2,005,894	$23,973,612	$3,459,202	$46,167,138

COST OF GOODS SOLD	1,637,514	14,401,135	2,754,162	27,371,201

GROSS PROFIT	368,380	9,572,477	705,040	18,795,937

OPERATING EXPENSES
Selling, general & administrative expenses	361,514	2,286,370	715,579	4,129,519
Depreciation and amortization expenses	16,040	15,862	32,040	30,561
Research & development	120,086	120,024	238,167	240,048
Total operating expenses	497,640	2,422,256	985,786	4,400,128

INCOME (LOSS) FROM OPERATIONS	(129,260)	7,150,221	(280,746)	14,395,809

OTHER INCOME (EXPENSES)
Interest income	62,059	76,778	123,539	149,916
Interest expense	-	(6,595)	-	(13,695)
Total other income	62,059	70,183	123,539	136,221

INCOME (LOSS) BEFORE INCOME TAXES	(67,201)	7,220,404	(157,207)	14,532,030

Provision for income taxes	15,980	2,041,873	23,723	4,038,601

NET INCOME (LOSS)	$(83,181)	$5,178,531	$(180,930)	$10,493,429

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	465,558	631,937	1,034,905	1,165,121

Total other comprehensive income	$382,377	$5,810,468	$853,975	$11,658,550

Earnings (Loss) per share:
Basic & diluted earnings (loss) per share	$(0.0013)	$0.0832	$(0.0029)	$0.1686

Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	62,239,737	62,239,737	62,239,737	62,239,737

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended December 31,
	2012	2011

Cash Flows from Operating Activities
Net income (Loss)	$(180,930)	$10,493,429
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	55,565	53,841
Imputed interest	-	13,695
(Increase) / decrease in current assets:
Accounts receivables and other receivables	1,142,032	(8,799,797)
Inventory	61,164	(199,859)
Prepaid expenses	3,520,750	252,405
Increase in current liabilities:
Accounts payable and other payables	3,535	1,808,701

Net cash provided by operating activities	4,602,116	3,622,415

Cash Flows from Investing Activities
Purchases of fixed assets	(2,866)	(76,076)
Increases in construction-in-progress	(159,679)	(479,357)

Net cash used in investing activities	(162,545)	(555,433)

Cash Flows from Financing Activities
Payment to related party	(4,326)	(479,357)
Proceeds from related party debts	-	479,357

Net cash used in financing activities	(4,326)	-

Effect of exchange rate changes on cash and cash equivalents	926,243	796,996

Net increase in cash and cash equivalents	5,361,488	3,863,978

Cash and cash equivalents, beginning balance	44,504,531	23,744,820

Cash and cash equivalents, ending balance	$49,866,019	$27,608,798

Supplemental cash flow information

Cash paid for income taxes	$23,723	$6,911,670
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

China Health Industries Holdings, Inc. (“China Health US”) was incorporated in the State of Arizona on July 11, 1996 and was the successor of the business known as Arizona Mist, Inc. which began in 1989. On May 9, 2005, it entered into a Stock Purchase Agreement and Share Exchange (effecting a reverse merger) with Edmonds 6, Inc. (“Edmonds 6”), a Delaware corporation, and changed its name to Universal Fog, Inc. Pursuant to this agreement, Universal Fog, Inc. (which has been in continuous operation since 1996) became a wholly-owned subsidiary of Edmonds 6.

China Health Industries Holdings Limited ("China Health HK") was incorporated on July 20, 2007 in Hong Kong under the Companies Ordinance as a limited liability company. China Health HK was formed for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship as defined by FASB ACS topic 915 (“Development Stage Entities”).

Harbin Humankind Biology Technology Co., Limited ("Humankind") was incorporated in Harbin City, Heilongjiang Province, the People's Republic of China (the "PRC") on December 14, 2003, as a limited liability company under the Company Law of PRC. Humankind is engaged in the manufacture and sale of health products and “green” (or organic) food, and the detection of disease susceptibility or pre-disposition through genetic studies.

On August 20, 2007, the sole shareholder of China Health HK entered into a share purchase agreement (“Share Purchase Agreement”) with the owners of Humankind. Pursuant to the Share Purchase Agreement, China Health HK purchased 100% of the ownership in Humankind for a cash consideration of $60,408 (“Share Purchase”). Subsequent to the completion of the Share Purchase, Humankind became a wholly-owned subsidiary of China Health HK. The share purchase transaction was accounted for as a “reverse merger”: since the owner of Humankind owned a majority of the outstanding shares of China Health HK’s common stock immediately following the execution of the Share Purchase Agreement, it was deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that have been reflected in the financial statements for periods prior to the Share Purchase are those of Humankind and have been recorded at the historical cost basis. After completion of the Share Purchase, China Health HK’s consolidated financial statements include the assets and liabilities of both China Health HK and Humankind, the historical operations of Humankind, and the operations of China Health HK and its subsidiaries from the closing date of the Share Purchase.

On October 14, 2008, Humankind set up a 99% owned subsidiary Harbin Huimeijia Medicine Company (“Huimeijia”) with its primary business being manufacturing and distributing medicine. Mr. Xin Sun, the Company’s majority owner, owns 1% of Huimeijia. Huimeijia is consolidated in the consolidated financial statements of China Health HK.

On December 31, 2008, China Health HK. entered into a reverse merger with Universal Fog, Inc., a U.S. publicly traded shell company (the “Transaction”). China Health HK is the acquirer in the Transaction, and the Transaction has been treated as a recapitalization of China Health US. After the Transaction and a 20:1 reverse stock split, Xin Sun owned 61,203,088 shares of common stock, representing 98.3% of the 62,234,737 total outstanding shares of common stock of China Health US. On April 7, 2009, Mr. Sun transferred 28,200,000 shares of common stock to 296 individuals, leaving him with 33,003,088 shares of common stock of China Health US, or approximately 53.03% of the total outstanding shares of common stock. Universal Fog, Inc. changed its name to China Health Industries Holdings, Inc. on February 19, 2009.

China Health US, China Health HK, Humankind, and Huimeijia are collectively referred herein to as the “Company.”

Our present corporate structure is as follows:

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the SEC.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the years ended June 30, 2013 and 2012. These condensed consolidated financial statements include all adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The results of operations for the six months ended December 31, 2012 may not be indicative of results for the year ending June 30, 2013.

Translation of Foreign Currencies

Humankind and Huimeijia maintain their books and accounting records in PRC currency “Renminbi” (“RMB”), which has been determined as the functional currency. Transactions denominated in currencies other than RMB are translated into RMB at the exchange rates prevailing on the date of the transactions, as quoted by the Federal Reserve Board. Foreign currency exchange gains and losses resulting from these transactions are included in operations.

Humankind and Huimeijia’s financial statements are translated into the reporting currency, the United States Dollar (“USD”). Assets and liabilities of China Health are translated at the prevailing exchange rate at each reporting period end date. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from the translation of these financial statements are reflected as accumulated other comprehensive income in shareholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. The more significant estimates and assumptions by management include, among others; useful lives and residual value of long-lived assets, valuation of inventory, accounts receivable and notes receivable, impairment analysis of long-lived assets, intangible assets and deferred taxes. While the Company believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates.

Statement of Cash Flows

In accordance with Statement FASB ASC Topic 230, Statement of Cash Flows, cash flow from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

The Company maintains cash and cash equivalents at several financial institutions. Only accounts at US financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”). As of December 31, 2012, the Company’s uninsured bank balances totaled $49,866,019, which were mainly maintained at financial institutions located in the PRC. The Company’s insured bank balances, all of which were maintained at US financial institutions, totaled $0.

Revenue Recognition

The Company recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exists and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue net of sales taxes. The Company allows its customers to return product for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. As of December 31, 2012, the Company had a provision amounted to $300,550 for such returns, as historically sales returns have been immaterial.

Concentrations of Credit Risk

All of the Company’s manufacturing is located in the PRC. There can be no assurance that the Company will be able to successfully continue to manufacture its products and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows. Also, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general economic conditions, prices of raw materials, competition, governmental and political conditions, and changes in regulations. Since the Company is dependent on trade in the PRC, the Company is subject to various additional political, economic and other uncertainties. Among other risks, the Company’s operations will be subject to the risks of restrictions on transfer of funds, domestic and international customs, changing taxation policies, foreign exchange restrictions, and political and governmental regulations.

The Company operates in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the Chinese currency RMB. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the six months ended December 31, 2012 and 2011, the Company had no potential dilutive common stock equivalents outstanding.

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

Other comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation. Other comprehensive income was gains of $465,558 and $631,937 for the three months ended December 31, 2012 and 2011, respectively, and gains of $1,034,905 and $1,165,121 for the six months ended December 31, 2012 and 2011, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date. For the Company, AOCI is primarily the cumulative balance related to adjustments for currency translation and increased overall equity by $3,699,634 and $2,664,729 as of December 31, 2012 and June 30, 2012, respectively.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

Note 2 ACCOUNTS RECEIVABLE

The Company’s accounts receivable totaled $1,074,414 and $2,186,143 as of December 31, 2012 and June 30, 2012, respectively. Most of the Company’s products were sold to its sales agents, and the decrease in accounts receivable was primarily due to accounts settled by the sale agents during the six-month period ended December 31, 2012. The Company offers the sales agents 60 to 90 day terms for payment in order to increase the Company’s sales. Agents normally settle most accounts receivable within one month.

Note 3 - INVENTORY

Inventory consists of following:

	December 31, 2012	June 30, 2012
Inventory
Finished Goods	70,283	61,624
Work-in-Progress	44,561	56,572
Raw Materials	80,946	137,163
Supplies and Packing Materials	21,264	18,131
Total	$217,054	$273,490

Note 4 – PREPAID EXPENSE

Prepaid expenses consist of following:

	December 31, 2012	June 30, 2012
Prepaid Expenses	360,161	600,321
Advances to Suppliers	101,276	99,317
Total	$461,437	$699,638

Prepaid expenses principally include prepaid R&D expenses and advances to raw material suppliers.

The Company entered into five Technology Development Agreements (the “Agreements”) with Shenyang Pharmaceutical University and Jiamusi Pharmaceutical University (the “Contractors”) during the period from April 9, 2010 through July 7, 2010. The Agreements entrust the Contractors to develop different tablets and health food products and obtain approval for the correlated registration or certification within a certain period (3 years) on behalf of the Company. The Company is recognizing the payments to the Contractors as prepaid expenses, and is recognizing R&D expenses ratably over the terms of the Agreements. As of December 31, 2012 and June 30, 2012, prepaid expenses amounted to $360,161 and $600,321, respectively.

The Company periodically makes advances to certain vendors for purchases of raw materials, and records those advances as advances to suppliers. Advances to suppliers as of December 31, 2012 and June 30, 2012 amounted to $101,276 and $99,317, respectively.

Note 5 - LONG TERM DEPOSIT

The Company had paid $3,305,525 (RMB 21,000,000) as of June 30, 2012 to the Harbin Songbei District Development and Construction Committee as the prepayment for the acquisition of the land use rights. As of December 31, 2012, the land use rights had not been transferred to the Company due to policy reasons. Based on the amended agreement, the deal was thus voided. The Harbin Songbei District Development and Construction Committee paid back approximately $3.37 million (RMB 21,000,000) to the Company on December 21, 2012. As of December 31, 2012 and June 30, 2012, the long term deposit was $0 and $3,305,525, respectively.

Note 6 – CONSTRUCTION IN PROGRESS

Plant and production lines of Huimeijia under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, and includes development expenditures, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Currently, construction has been completed and the project is waiting for final inspection and examination and government approval. Upon readiness for use of the project, the cost of construction-in-progress will be transferred to property and equipment, at which time depreciation will commence. The Company has no capitalized interest and to date has funded this construction through operations without the use of outside debt financing. As of December 31, 2012 and June 30, 2012, the Company had incurred a total of $1,926 and $1,889 in construction in progress, respectively.

On August 15, 2011, Humankind entered into an agreement with a contractor to construct an office building for the Company. The estimated total cost of construction was approximately $639,102 (RMB 4,022,700), anticipated to be completed within 45 days from August 15, 2011 to October 15, 2011. Due to local weather conditions, the construction was not completed on time. As of June 30, 2012, 75% of construction had been completed and $474,898 (RMB 3,017,025) had been recorded as a cost of construction in progress. As of December 31, 2012, the office building had been completed and the $645,688 (RMB 4,022,700) was recorded as a cost of construction in progress. The project is now waiting for final inspection and examination and government approval. Upon readiness for use of the project, the cost of construction-in-progress will be transferred to property and equipment, at which time depreciation will commence.

Note 7 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

	December 31, 2012	June 30, 2012
Building and Warehouses	1,114,265	1,092,710
Machinery and Equipment	203,349	196,574
Office Equipment	42,121	41,306
Vehicles	163,941	160,769
Other	24,077	23,611
Less: Accumulated Depreciation	(412,321)	(359,426)
Total	$1,135,432	$1,155,544

Depreciation expense charged to operations was $21,784 and $20,639 for the six months ended December 31, 2012 and 2011, respectively. Depreciation expense charged to cost of goods sold was $23,525 and $$23,280 for the six months ended December 31, 2012 and 2011, respectively.

Note 8 – INTANGIBLE ASSETS

The following is a summary of intangible assets:

	December 31, 2012	June 30, 2012
Land Use Right	1,017,317	997,636
Less: Accumulated Amortization	(158,026)	(144,802)
Intangible Assets - Net	$859,291	$852,834

Amortization expense charged to operations was $10,256 and $9,922 for the six months ended December 31, 2012 and 2011, respectively.

Note 9 - RELATED PARTY DEBT

Related party debt represents temporary short-term loans from the Company’s majority owner, principal executive officer and sole director, Mr. Xin Sun, a PRC citizen. These loans are unsecured and non-interest bearing and have no fixed terms of repayment; therefore, they are deemed payable on demand. Cash flow classified as due to Mr. Sun is classified as cash flow from financing activities. The total borrowings from Mr. Sun were $431, 459 and $435,196 as of December 31, 2012 and June 30, 2012, respectively.

Note 10 - COMMITMENTS AND CONTINGENCIES

The Company’s assets are located in PRC and revenues are derived from operations in PRC.

In terms of industry regulations and policies, the economy of PRC has been transitioning from a planned economy to market oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reforms, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in PRC is still owned by the Chinese government. For example, all land is state owned and leased to business entities or individuals through the government’s granting of land use rights. The granting process is typically based on government policies at the time of the grant and can be lengthy and complex. This process may adversely affect the Company’s future manufacturing expansions. The Chinese government also exercises significant control over PRC’s economic growth through allocation of resources and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures.

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

Rental expense was approximately $11,114 and $11,134, for the six months ended December 31, 2012 and 2011, respectively. Since the Company has orally terminated its rental agreement, it has no rental commitment for the six months ended December 31, 2012 and 2011.

Note 11 – MAJOR SUPPLIERS AND CUSTOMERS

The Company had seven suppliers in the six months ended December 31, 2012, of which one accounted for 85% of the Company’s total purchases for the six months ended December 31, 2012.

The Company had five customers that in the aggregate accounted for 60% of the Company’s total sales for the six months ended December 31, 2012 with each customer accounting for 13%, 12%, 12%, 12% and 11%, respectively.

The Company had two suppliers that in the aggregate accounted for 82% of the Company’s total purchases for the six months ended December 31, 2011, with each supplier accounting for 55% and 27%, respectively.

The Company had three customers that in the aggregate accounted for 37% of the Company’s total sales for the six months ended December 31, 2011, with each customer accounting for 13%, 12% and 12%, respectively.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	June 30, 2012
	Unaudited	Audited
ASSETS

Current assets
Cash and cash equivalents	$45,846,175	$44,504,531
Accounts receivable	1,207,483	2,186,143
Inventory	268,904	273,490
Other receivable	23,808	23,230
Prepaid expenses	586,379	699,638
Total current assets	47,932,749	47,687,032

Property & equipment - net	1,145,350	1,155,544
Intangible assets - net	856,950	852,834
Construction-in-progress	481,960	476,787
Long-term deposit	3,341,395	3,305,525

Total assets	$53,758,404	$53,477,722

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$300,636	$297,430
Related party debt	431,190	435,196
Wages payable	138,790	119,858
Tax payable	254,412	463,460
Total current liabilities	1,125,028	1,315,944

Stockholders' equity

Common stock, ($0.0001 par value, 300,000,000 shares authorized, 62,239,737 issued and outstanding as of September 30, 2012 and June 30, 2012, respectively)	6,224	6,224
Additional paid-in capital	1,462,227	1,462,227
Accumulated other comprehensive income	3,234,076	2,664,729
Statutory reserve	38,679	38,679
Retained earnings	47,892,170	47,989,919
Total stockholders' equity	52,633,376	52,161,778

Total liabilities and stockholders' equity	$53,758,404	$53,477,722

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended
	September 30, 2012	September 30, 2011

REVENUE	$1,453,308	$22,193,526

COST OF GOODS SOLD	1,116,648	12,970,066

GROSS PROFIT	336,660	9,223,460

OPERATING EXPENSES
Selling, general & administrative expenses	354,065	1,963,173
Depreciation and amortization expenses	16,000	14,699
Research & development	118,081	-
Total operating expenses	488,146	1,977,872

INCOME (LOSS) FROM OPERATIONS	(151,486)	7,245,588

OTHER INCOME (EXPENSES)
Interest income	61,480	73,138
Interest expense	-	(7,100)
Total other income	61,480	66,038

INCOME (LOSS) BEFORE INCOME TAXES	(90,006)	7,311,626

Provision for income taxes	7,743	1,996,728

NET INCOME (LOSS)	$(97,749)	$5,314,898

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	569,347	533,184

COMPREHENSIVE INCOME	$471,598	$5,848,082

Earnings (Loss) per share:
Basic & diluted earnings (loss) per share	$(0.0016)	$0.0854

Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	62,239,737	62,239,737

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended September 30,
	2012	2011

Cash Flows from Operating Activities
Net income (Loss)	$(97,749)	$5,314,898
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	27,578	26,288
Imputed interest	-	7,100
(Increase) / decrease in current assets:
Accounts receivables and other receivables	991,520	(4,975,798)
Inventory	7,474	(158,714)
Prepaid expenses	119,581	124,199
Increase/(decrease) in current liabilities:
Accounts payable and other payables	(194,377)	1,994,894

Net cash provided by operating activities	854,027	2,332,867

Cash Flows from Investing Activities
Purchases of fixed assets	-	(66,031)
Increases in construction-in-progress	-	(378,429)

Net cash used in investing activities	-	(444,460)

Cash Flows from Financing Activities
Repayment of related parties loan	(4,326)	-
Proceeds from related party debts	-	378,429

Net cash provided by (used in) financing activities	(4,326)	378,429

Effect of exchange rate changes on cash and cash equivalents	491,943	331,936

Net increase in cash and cash equivalents	1,341,644	2,598,772

Cash and cash equivalents, beginning balance	44,504,531	23,744,820

Cash and cash equivalents, ending balance	$45,846,175	$26,343,592

Supplemental cash flow information

Cash paid for income taxes	$7,743	$4,076,657
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

China Health Industries Holdings, Inc. (“China Health US”) was incorporated in the State of Arizona on July 11, 1996 and was the successor of the business known as Arizona Mist, Inc. which began in 1989. On May 9, 2005, it entered into a Stock Purchase Agreement and Share Exchange (effecting a reverse merger) with Edmonds 6, Inc. (“Edmonds 6”), a Delaware corporation, and changed its name to Universal Fog, Inc. Pursuant to this agreement, Universal Fog, Inc. (which has been in continuous operation since 1996) became a wholly-owned subsidiary of Edmonds 6.

China Health Industries Holdings Limited ("China Health HK") was incorporated on July 20, 2007 in Hong Kong under the Companies Ordinance as a limited liability company. China Health HK was formed for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship as defined by FASB ACS topic 915 (“Development Stage Entities”).

Harbin Humankind Biology Technology Co., Limited ("Humankind") was incorporated in Harbin City, Heilongjiang Province, the People's Republic of China (the "PRC") on December 14, 2003, as a limited liability company under the Company Law of PRC. Humankind is engaged in the manufacture and sale of health products and “green” (or organic) food, and the detection of disease susceptibility or pre-disposition through genetic studies.

On August 20, 2007, the sole shareholder of China Health HK entered into a share purchase agreement (“Share Purchase Agreement”) with the owners of Humankind. Pursuant to the Share Purchase Agreement, China Health HK purchased 100% of the ownership in Humankind for a cash consideration of $60,408 (“Share Purchase”). Subsequent to the completion of the Share Purchase, Humankind became a wholly-owned subsidiary of China Health HK. The share purchase transaction was accounted for as a “reverse merger”: since the owner of Humankind owned a majority of the outstanding shares of China Health HK’s common stock immediately following the execution of the Share Purchase Agreement, it was deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that have been reflected in the financial statements for periods prior to the Share Purchase are those of Humankind and have been recorded at the historical cost basis. After completion of the Share Purchase, China Health HK’s consolidated financial statements include the assets and liabilities of both China Health HK and Humankind, the historical operations of Humankind, and the operations of China Health HK and its subsidiaries from the closing date of the Share Purchase.

On October 14, 2008, Humankind set up a 99% owned subsidiary Harbin Huimeijia Medicine Company (“Huimeijia”) with its primary business being manufacturing and distributing medicine. Mr. Xin Sun, the Company’s majority owner, owns 1% of Huimeijia. Huimeijia is consolidated in the consolidated financial statements of China Health HK.

On December 31, 2008, China Health HK. entered into a reverse merger with Universal Fog, Inc., a U.S. publicly traded shell company (the “Transaction”). China Health HK is the acquirer in the Transaction, and the Transaction has been treated as a recapitalization of China Health US. After the Transaction and a 20:1 reverse stock split, Xin Sun owned 61,203,088 shares of common stock, representing 98.3% of the 62,234,737 total outstanding shares of common stock of China Health US. On April 7, 2009, Mr. Sun transferred 28,200,000 shares of common stock to 296 individuals, leaving him with 33,003,088 shares of common stock of China Health US, or approximately 53.03% of the total outstanding shares of common stock. Universal Fog, Inc. changed its name to China Health Industries Holdings, Inc. on February 19, 2009.

China Health US, China Health HK, Humankind, and Huimeijia are collectively referred herein to as the “Company.”

Our present corporate structure is as follows:

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the years ended June 30, 2013 and 2012. These condensed consolidated financial statements include all adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The results of operations for the three months ended September 30, 2012 may not be indicative of results that may be expected for the year ending June 30, 2013.

Translation of Foreign Currencies

Humankind and Huimeijia maintain their books and accounting records in PRC currency “Renminbi” (“RMB”), which has been determined as the functional currency. Transactions denominated in currencies other than RMB are translated into RMB at the exchange rates prevailing on the date of the transactions, as quoted by the Federal Reserve Board. Foreign currency exchange gains and losses resulting from these transactions are included in operations.

Humankind and Huimeijia’s financial statements are translated into the reporting currency, the United States Dollar (“USD”). Assets and liabilities of China Health are translated at the prevailing exchange rate at each reporting period end date. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from the translation of these financial statements are reflected as accumulated other comprehensive income in shareholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. China Health bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. The more significant estimates and assumptions by management include, among others; useful lives and residual value of long-lived assets, valuation of inventory, accounts receivable and notes receivable, impairment analysis of long-lived assets, intangible assets and deferred taxes. While the Company believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates.

Statement of Cash Flows

In accordance with Statement FASB ASC Topic 230, Statement of Cash Flows, cash flow from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

The company maintains cash and cash equivalents at several financial institutions. Only accounts at US financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC). As of September 30, 2012, the Company’s uninsured bank balance which was mainly maintained at financial institutions located in the PRC, totaled $45,846,175. The Company’s insured bank balance, which was maintained at US financial institutions, totaled $0.

Revenue Recognition

The Company recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exits and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue net of sales taxes. The Company allows its customers to return product for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. As of September 30, 2012, the Company had a provision amounted to $297,935 for such returns, as historically sales returns have been de minimums.

Concentrations of Credit Risk

All of the Company’s manufacturing is located in the PRC. There can be no assurance that the Company will be able to successfully continue to manufacture its products and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows. Also, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general economic conditions, prices of raw materials, competition, governmental and political conditions, and changes in regulations. Since the Company is dependent on trade in the PRC, the Company is subject to various additional political, economic and other uncertainties. Among other risks, the Company’s operations will be subject to the risks of restrictions on transfer of funds, domestic and international customs, changing taxation policies, foreign exchange restrictions, and political and governmental regulations.

The Company operates in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the Chinese currency RMB.  The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the three months ended September 30, 2012 and 2011, the Company had no potential dilutive common stock equivalents outstanding.

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

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation. Total comprehensive income was a gain of $471,598 and $5,848,082 for the three months ended September 30, 2012 and 2011, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to adjustments for currency translation and increased overall equity by $3,234,076 and $2,664,729 as of September 30, 2012 and June 30, 2012, respectively.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

Note 2 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable totaled to $1,207,483 and $2,186,143 as of September 30, 2012 and June 30, 2012, respectively. The decrease in accounts receivable was primarily due to settlement by company’s sale agents during three months period ended September 30, 2012. Company offered these agents 60 days to 90 days term in order to increase the Company’s sales. Agents normally settled the accounts receivable within one month in current quarters. Most of the Company’s products were sold to the sales agents during three-month period ended September 30, 2012.

Note 3 - INVENTORIES

Inventory consists of following:

	September 30, 2012	June 30, 2012
Inventories
Finished Goods	55,189	61,624
Work-in-Progress	38,237	56,572
Raw Materials	153,397	137,163
Supplies and Packing Materials	22,081	18,131
Total Inventory	$268,904	$273,490

Note 4 – PREPAID EXPENSES

Prepaid expenses consist of following:

	September 30, 2012	June 30, 2012
Prepaid R&D Expenses	485,984	600,321
Advance to Raw Material Suppliers	100,395	99,317
Total	$586,379	$699,638

Prepaid expenses principally include prepaid R&D expenses and advances to raw material suppliers.

The Company has entered into five Technology Development Agreements (the “Agreements”) with Shenyang Pharmaceutical University and Jiamusi Pharmaceutical University (the “Contractors”) during the period from April 9, 2010 through July 7, 2010. The Agreements are to entrust the Contractors to develop different tablet and health food product, and obtain the approval for the correlated registration or certification within a certain period (3 years) on behalf of the Company. The Company recognized the amount paid to the Contractors as prepaid expense, and recognize R&D expense ratably over the terms of the Agreements. As of September 30, 2012 and June 30, 2012, the prepaid expenses amounted to $485,984 and $600,321 respectively.

The Company periodically makes advances to certain vendors for purchases of raw materials, and records those advances as advances to suppliers. Advances to suppliers as of September 30, 2012 and June 30, 2012 amounted to $100,395 and $99,317 respectively.

Note 5 – LONG TERM DEPOSIT

The Company paid $3,341,395 (RMB 21,000,000) as of September 30, 2012 and $3,305,525 (RMB 21,000,000) as of June 30, 2012 to Harbin Songbei District Development and Construction Committee as prepayment for the acquisition of land use rights. The Company is in the process of going through a full range of procedures before the land use rights can be granted to the Company.

Note 6 – CONSTRUCTION IN PROGRESS

Plant and production lines of Huimeijia under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, and includes development expenditures, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Currently, construction has been completed and the project is waiting for final inspection and examination and government approval. Upon readiness for use of the project, the cost of construction-in-progress will be transferred to property and equipment, at which time depreciation will commence. The Company has no capitalized interest and to date has funded this construction through operations without the use of outside debt financing. As of September 30, 2012 and June 30, 2012, the Company had incurred a total of $1,909 and $1,889 in construction in progress, respectively.

On August 15, 2011, Humankind entered into an agreement with a contractor to construct an office building for the Company. Estimated total cost of construction was approximately $640,068 (RMB4,022,700). The Company anticipates the construction to be completed within 45 days from August 15, 2011 to October 15, 2011. Due to local weather condition, the construction has not been completed on time. As of June 30, 2012, 75% of construction had been completed and $474,898 (RMB 3,017,025) had been recorded as cost of construction in progress. As of September 30, 2012, office building had been completed and the $480,051 (RMB3,017,025) had been recorded as cost of construction in progress.

Upon readiness for use of the project, the cost of construction-in-progress will be transferred to property and equipment, at which time depreciation will commence.

Note 7 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

	September 30, 2012	June 30, 2012
Building and Warehouses	1,104,567	1,092,710
Machinery and Equipment	198,707	196,574
Office Equipment	41,754	41,306
Vehicles	162,514	160,769
Other	23,867	23,611
Less: Accumulated Depreciation	(386,059)	(359,426)
Total	$1,145,350	$1,155,544

Depreciation expense was $22,493 and $21,348 for the three months ended September 30, 2012 and 2011. Depreciation expense charged to operations was $10,915 and $9,759 for the three months ended September 30, 2012 and 2011, respectively. Depreciation expense charged to cost of goods sold was $11,578 and $11,589 for the three months ended September 30, 2012 and 2011, respectively.

Note 8 - INTANGIBLE ASSETS

The following is a summary of intangible assets:

	September 30, 2012	June 30, 2012
Land Use Right	1,008,462	997,636
Less: Accumulated Amortization	(151,512)	(144,802)
Intangible Asset - Net	$856,950	$852,834

Amortization expense charged to operations was $5,085 and $4,940 for the three months ended September 30, 2012 and 2011, respectively.

Note 9 - RELATED PARTY DEBT

Related party debt represents temporary short-term loans from the majority owner, Mr. Xin Sun, our Chairman and principal executive officer, a PRC citizen. These loans are unsecured, non-interest bearing and have no fixed terms of repayment; therefore, they are deemed payable on demand. Cash flow classified as due to Mr. Sun is classified as cash flow from financing activities. The total borrowings from Mr. Sun were $431,190 and $435,196 as of September 30, 2012 and June 30 2012, respectively.

Note 10 - COMMITMENTS AND CONTINGENCIES

The Company’s assets are located in PRC and revenues are derived from operations in PRC.

In terms of industry regulations and policies, the economy of PRC has been transitioning from a planned economy to market oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reforms, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in PRC is still owned by the Chinese government. For example, all land is state owned and are leased to business entities or individuals through the government’s granting of land use rights. The granting process is typically based on government policies at the time of grant and it can be lengthy and complex. This process may adversely affect the Company’s future manufacturing expansions. The Chinese government also exercises significant control over PRC’s economic growth through allocation of resources and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures.

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

Rental expense was approximately $5,510 and $3,763, for the three months ended September 30, 2012 and 2011, respectively. Since the Company orally terminated its rental agreement, there is no rental commitment for the three months ended September 30, 2012 and 2011.

Note 11 – MAJOR SUPPLIERS AND CUSTOMERS

The Company had seven suppliers in the three months ended September 30, 2012, one of them accounted for 80% of the Company’s purchases for the three months ended September 30, 2012.

The Company had five customers that in the aggregate accounted for 60% of the Company’s total sales for the three months ended September 30, 2012 with each accounting for 13%, 12%, 12%, 12% and 11%, respectively.

The Company had two suppliers that in the aggregate accounted for 82% of the Company’s purchases for the three months ended September 30, 2011 with each accounting for 55% and 27%, respectively.

The Company had three customers that in the aggregate accounted for 38% of the Company’s total sales for the three months ended September 30, 2011 with each accounting for 13%, 13% and 12%, respectively.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Other than those previously reported on the Company’s current reports on Form 8-K (including the amended report on Form 8-K/A) filed with the SEC on July 19, 2013, July 1, 2011, June 28, 2011 and March 24, 2011, there were no reportable events under this item during the past three fiscal years and the subsequent interim period.

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

Based upon their evaluation as of the end of the periods covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to satisfy the objectives, for which they are intended due to the material weakness in our internal control over financial reporting discussed below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors (the “Board”) regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013 and as of June 30, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our management has implemented and tested our internal control over financial reporting based on these criteria and did not identify any significant deficiencies and material weaknesses as of June 30, 2013 and 2012. However, based on the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience, our management has considered this as a material weakness and determined that as of June 30, 2013 and 2012, the internal control over financial reporting was not effective.

In an effort to remedy this material weakness in the future, we intend to do the following:

•	Develop a comprehensive training and development plan, for our finance, accounting and internal audit personnel, including our Chief Financial Officer, Financial Manager, and others, in the principles and rules of U.S. GAAP, SEC reporting requirements and the application thereof.

•	Design and implement a program to provide ongoing company-wide training regarding the Company’s internal controls, with particular emphasis on our finance and accounting staff.

•	Implement an internal review process over financial reporting to review all recent accounting pronouncements and to verify that the accounting treatment identified in such report have been fully implemented and confirmed by our internal control department. In the future, we will continue to improve our ongoing review and supervision of our internal control over financial reporting.

•	Hire an individual that possesses the requisite U.S. GAAP experience and education.

Despite the material weakness reported above, our management believes that our consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of our registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have come to management’s attention during our last fiscal quarter in the year of 2013 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding the members of the Board and our executive officers and other significant employees. All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected annually by the Board and serve at the discretion of the Board.

Name	Age	Position

Xin Sun	47	Chairman (sole director), Chief Executive Officer, Chief Financial Officer and Treasurer

Biography

Mr. Xin Sun attended Jia Mu Si Medical College with a major in Pharmacy from 1984 to 1988. From 1988 to 1991, he was the Production Manager at Ha Yao Group Sanchine Medicine Joint-Stock Company Ltd. From 1991 to 1994, he was the District Director for the Northeast District of China for Pfizer Pharmaceuticals Limited. Thereafter, he spent one year as the Director of Marketing for Ha Yao Group Sanchine Medicine Joint-Stock Company Ltd. From 1996 to 2002, he was the Chief Executive Officer of a company he founded, Heilongjiang Bijie Chemical Industry Co., Ltd., which is no longer in existence now. He obtained his Masters of Business Administration from Renmin University of China in 2004. From 2003 to the present, he has been the President and Chief Executive Officer of Humankind. Mr. Sun is also President and General Manager of Huimeijia.

As a result of his professional experience, Mr. Xin Sun is well known in the pharmaceutical field in Harbin, PRC. While he was studying at Renmin University, Mr. Xin Sun developed many contacts in the pharmaceutical field, many of which later became district agents and other employees in Humankind’s distribution system. These attributes make Mr. Sun an ideal candidate to serve as our Chairman and Chief Executive Officer.

Our sole director, Mr. Xin Sun, does not hold any directorships in other reporting companies and does not qualify as an “independent director” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

To our knowledge, during the last ten years, none of our director and principal executive officers (including those of our subsidiaries) have:

(a) had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(b) been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

(c) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

(d) been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to the stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. Our sole director believes that there are general requirements for service on the Board that are applicable to directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The Board considers the qualifications of director and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by the stockholders, the Board will consider the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors it determines are pertinent in light of the current needs of the Board. The Board also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

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

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that should be represented on the Board as a whole, in light of the Company’s current needs and its business priorities. The Board believes that it should include some directors with a high level of financial literacy and some directors who possess relevant business experience as a chief executive officer, president or similar position at a company. Marketing is the core focus of our business and the Company seeks to develop and deploy innovative and effective marketing and technology. Therefore, the Board believes that marketing and technology experience should be represented on the Board.

Presently, Mr. Xin Sun is the sole director of the Company. Mr. Xin Sun possesses many of the skills and experience needed for our business. He has experience in the pharmaceutical industry, having previously been the District Director for the Northeast District of China for Pfizer Pharmaceuticals Limited from 1991 to 1994. He has also been the Director of Marketing for Ha Yao Group Sanchine Medicine Joint-Stock Company Ltd., where he acquired strong marketing experience. From 1996 to 2002, Mr. Xin Sun was the chief executive officer of a company he founded, Heilongjiang Bijie Chemical Industry Co., Ltd., and from 2003 to the present, he has been the president and chief executive officer of Humankind.

The Board plans to eventually increase its membership to include directors with skills and experience complementary to Mr. Xin Sun’s background.

Board Leadership Structure and Role in Risk Oversight

Mr. Xin Sun is the Company’s Chairman and Chief Executive Officer. The Board’s role in the risk oversight of the Company includes, among other things:

-	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

-	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

-	reviewing annually the independence and quality control procedures of the independent auditors;

-	reviewing and approving all proposed related party transactions;

-	discussing the annual audited financial statements with the management; and

-	meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management.

Compliance with Section 16(a) of Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than ten percent shareholders are required by the SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal years ended June 30, 2013 and 2012, the following filing has not been made: Form 4 for Mr. Xin Sun reporting the change of his previous security ownership from 33,003,088 shares to his current security ownership of 17,507,188 shares. The filing person endeavors to make such a filing as soon as practical.

Meetings of Our Board of Directors

The Board held no meetings during the fiscal years ended June 30, 2013 and 2012.

Board Committees

Audit Committee. We intend to establish an audit committee of the Board which will consist of soon-to-be-nominated independent directors. The audit committee’s duties will be to recommend to the Board the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Board, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Audit Committee Financial Expert. The Board currently acts as our audit committee. Since we are still a developing company, the Board is still in the process of finding an “audit committee financial expert” as defined in Regulation S-K and directors that are “independent” as that term is used in Section 10A of the Exchange Act.

Compensation Committee. We intend to establish a compensation committee of the Board. The compensation committee will review and approve our salary and benefits policies, including compensation of executive officers.

Code of Ethics

We currently do not have a Code of Ethics because we presently only have one director and one officer. We plan to adopt a Code of Ethics when the size of the Board and management increases.

Director Compensation

We did not compensate our director for the fiscal years ended June 30, 2013, 2012, or 2011. Going forward, however, we intend to implement a market-based director compensation program.

Limitations on Liability

Under Delaware law, a corporation may indemnify its officers, directors, employees and agents under certain circumstances, including indemnification of such persons against liability under the Securities Act. Those circumstances include that an officer, director, employee or agent may be indemnified if the person acted in good faith and in a manner that he or she reasonably believed to be in, or not opposed to, the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe that his or her conduct was unlawful.

Article Seventh of our Articles of Incorporation provides that no director shall be personally liable to the Company or the stockholders for monetary damages for any breach of fiduciary duty by such person in his or her capacity as a director. Notwithstanding the foregoing sentence, a director shall be liable to the extent provided by applicable law, (i) for breach of his or her duty of loyalty to the Company or the stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) pursuant to Section 174 of the Delaware General Corporation law, or (iv) for any transaction from which he or she derived an improper personal benefit. No amendment to or repeal of this provision shall apply to or have any effect on the liability or alleged liability of any director of the Company for or with respect to any acts or omissions of such director occurring prior to such amendment.

We are also permitted to apply for insurance on behalf of any director, officer, employee or other agent for liability arising out of his or her actions, whether or not the Delaware General Corporation Law would permit indemnification.

Indemnification against Public Policy

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling an issuer pursuant to the foregoing provisions, the opinion of the SEC is that such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event that a claim for indemnification against such liabilities (other than by a director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

The effect of indemnification may be to limit the rights of the Company and the stockholders (through stockholders’ derivative suits on behalf of the Company) to recover monetary damages and expenses against a director for breach of fiduciary duty.

Directors and Officers of Humankind

The following table sets forth certain information as of June 30, 2013 and 2012 concerning the directors and executive officers of Humankind:

Directors and Executive Officers	Position/Title	Age
Xin Sun	Chairman, Chief Financial Officer, Treasurer	47
Baosen Ma	President, Secretary, Director	45
Kai Sun	Director	42

The following is a summary of the biographical information of those directors and officers of Humankind whose biographical information does not appear above:

Baosen Ma, President, Secretary and Director

Mr. Ma graduated from China University of Political Science and Law with a major in Financial Accounting. From 1987 to 1992, he was an accountant with Harbin Keluola Solar Power Co., Ltd. Thereafter, from 1992 to 1996, he was Vice General Manager and Sales Manager for Shanghai Dahua Solar Battery Co., Ltd. From 1996 to 2004, he was the East China Manager for the Ha Yao Group Sanchine Medicine Joint-Stock Ltd. In January 2004, Mr. Ma was appointed President, Secretary and Director of Humankind.

Kai Sun, Director

Mr. Kai Sun graduated from Mu Dan Jiang University with a major in Economics. From 1993 to 1995, he was Vice Director of Mu Dan Jiang Engine Factory. Thereafter, from 1995 to 1998, he was a Director at Mu Dan Jiang Engine Factory. From 1998 to 2004, he was an Administration Director for Mu Dan Jiang Lysine Co., Ltd. Since 2004, he has been the Administration Director at Humankind. Mr. Kai Sun is the younger brother of Mr. Xin Sun, the Company’s Chairman, Chief Financial Officer, Treasurer and sole director. In January 2004, Mr. Kai Sun was appointed a director of Humankind.

Item 11. Executive Compensation.

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our Chief Executive Officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods. Mr. Xin Sun, our Chief Executive Officer and sole director, receives no additional compensation for the services he provides in his capacity as director.

SUMMARY COMPENSATION TABLE

(all figures in US Dollars)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Xin Sun, Chief Executive Officer, Chief Financial Officer	2013 2012 2011	61,762 138,662 233,512	0 0 0	0 0 0	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	61,762 138,662 233,512

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the fiscal years ended June 30, 2013 and 2012.

During the fiscal years ended June 30, 2013 and 2012, none of the named executive officers exercised any stock options.

Employment Agreements

We have no employment agreement with our sole principal executive officer, Mr. Xin Sun.

Equity Compensation Plan Information

We currently do not have any equity compensation plans; however we are currently deliberating on implementing an equity compensation plan in the near future.

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

It is not uncommon for PRC private companies in China to have base salaries as the sole form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual, and the current and potential contributions of the individual. The base salary is compared to the list of similar positions within comparable peer companies and consideration is given to the executive’s relevant experience in his or her position. Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

We plan to implement a more comprehensive compensation program which takes into account other elements of compensation, including, without limitation, short-term and long-term compensation, cash and non-cash, and other equity-based compensation such as stock options. We expect that this compensation program will be comparable to the programs of our peer companies and aimed to retain and attract talented individuals.

We are also considering forming a compensation committee to oversee the compensation of our named executive officers. The majority of the members of the compensation committee will be independent directors.

Director Compensation

Mr. Xin Sun, our chief executive officer and sole director, receives no additional compensation for his services in his capacity as director of our public company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than five percent of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of September 24, 2013.

Except as otherwise specified below, the address of each beneficial owner listed below is Harbin Humankind Biology Technology Co. Limited, 168 Binbei Street, Songbei District, Harbin, Heilongjiang Province, PRC.

Title of Class	Name	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common Stock	Xin Sun, Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer	17,507,188	28.1%
Common Stock	All officers and directors as a group (1 person)	17,507,188	28.1%

(1) Based on 62,239,737 total issued and outstanding shares of the Company as of September 24, 2013.

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his or her name. Each person is deemed to own beneficially shares of common stock which are issuable upon exercise of warrants, options or upon conversion of convertible securities if they are exercisable or convertible within sixty days of September 24, 2013. None of the persons named in the table above own any options or convertible securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our company received temporary short-term loans from its majority owner and our sole director and principal executive officer, Mr. Xin Sun, a PRC citizen. These loans are unsecured and non-interest bearing, and have no fixed terms of repayment; therefore, they are deemed payable on demand. Cash flows classified as due to majority owner are classified as cash flows from financing activities. The total borrowings from Mr. Sun were $431,802, $435,196 and $432,924 as of June 30, 2013, June 30, 2012 and June 30, 2011, respectively.

Interest was imputed on the loans using the Chinese bank borrowing rate of 6.31%. The total imputed interest expense was $27,317 for the year ended June 30, 2011. There were no interested imputed on the loans for the fiscal years 2013 and 2012.

Item 14. Principal Accounting Fees and Services.

We were billed by De Joya Griffith & Company LLC and our previous independent public accounting firms, Windes & McClaughry Accountancy Corporation and e-Fang Accountancy Corp & CPA, for the following professional services they performed for us during the fiscal years ended June 30, 2013, 2012 and 2011 as set forth in the table below.

		Audit Fees		Related Fees	Tax Fees	Other Fees

2013	KCCW Accountancy Corp.		$160,000	$12,000	0	0
Total			$172,000	0	0	0

2012	KCCW Accountancy Corp. De Joya Griffith & Company LLC	$ $	120,000 30,000	12,000 13,500	0	0
Total			$175,500		0	0

	De Joya Griffith & Company LLC		$100,000	0	0	0
2011	Windes & McClaughry Accountancy Corporation		$26,400	0	0	0
	e-Fang Accountancy Corp & CPA		$20,000	0	0	0
Total			$146,400	0	0	0

All of the services rendered to us by our independent registered public accountants were pre-approved by the Board.

PART V

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description
3.1	Articles of Incorporation. (1)
3.2	By-laws. (1)
3.3	Certificate of Amendment, dated May 11, 2005. (5)
3.4	Certificate of Amendment, dated November 12, 2008. (5)
3.5	Certificate of Amendment, dated February 11, 2009. (5)
4.1	Securities Purchase Agreement, dated September 10, 2007, between the Company, Thomas Bontems and Xin Sun. (2)
10.1	Asset Purchase and Sale Agreement, dated September 10, 2007, between the Company and Universal Fog Systems, Inc. (2)
10.2	Share Exchange Agreement, dated October 15, 2007, between the Company, Thomas Bontem, Xin Sun, China Health Industries Holdings Limited and Harbin Humankind Biology Technology Co. Limited. (3)
10.3	English Translation of Land Use Agreement, dated June 7, 2004, between Harbin Humankind Biology Technology Co. Limited and Harbin City, Daochu District, Songbei Township, Jinxin Village. (5)
10.4	English Translation of Cooperative Agreement, dated September 17, 2008, between Harbin Humankind Biology Technology Co. Limited and the Commercial Bureau of Qing’an County. (5)
10.5	English Translation of Land Purchase Agreement, dated July 7, 2009, between Harbin Humankind Biology Technology Co. Limited and Harbin Songbei District Construction and Development Management Committee. (5)
10.6	English Translation of Technology Transfer Agreement, dated October 12, 2007, between the Company and Beijing Jindelikang Bio-Technology Co., Ltd. (5)
10.7	English Translation of Purchase Agreement, dated March 13, 2009, between the Company and Mr. Wang Shukui. (5)
10.8	Loan Agreement between the Company and Xin Sun, dated June 27, 2008. (5)
10.9	Loan Agreement between the Company and Xin Sun, dated August 21, 2008. (5)
10.10	Loan Agreement between the Company and Xin Sun, dated October 9, 2008. (5)
10.11	Loan Agreement between the Company and Xin Sun, dated October 27, 2008. (5)
10.12	Loan Agreement between the Company and Xin Sun, dated November 1,2008. (5)
10.13	Loan Agreement between the Company and Xin Sun, dated December 30, 2008. (5)
10.14	Loan Agreement between the Company and Xin Sun, dated January 22, 2009. (5)

10.15	Loan Agreement between the Company and Xin Sun, dated February 2, 2009. (5)
10.16	Loan Agreement between the Company and Xin Sun, dated February 22, 2009. (5)
10.17	Loan Agreement between the Company and Xin Sun, dated May 24, 2009. (5)
10.18	Loan Agreement between the Company and Xin Sun, dated June 17, 2009. (5)
10.19	English Translation of Share Transfer Agreement, dated August 18, 2009, by and among Harbin Humankind Biology Technology Co. Limited and all shareholders of Heilongjiang Tiefeng Rice Company Limited. (6)
10.20	English Translation of Technology Development Agreement, dated April 9, 2010, between Harbin Humankind Biology Technology Co. Limited and Shenyang Pharmaceutical University. (7)
10.21	English Translation of Technology Development Agreement, dated May 20, 2010, between Harbin Humankind Biology Technology Co. Limited and Shenyang Pharmaceutical University. (7)
10.22	English Translation of Health Food Technology Transfer Agreement, dated January 18, 2013 by and between Harbin Humankind Biology Technology Co., Limited and Guangzhou Aoda Biology Beauty Healthy Technology Co., Ltd.
10.23	English Translation of Stock Transfer Agreement, dated April 10, 2013, by and between Stockholder of Heilongjiang Huimeijia Pharmaceuticals Co., Ltd, Liyuan Sun and Harbin Humankind Biology Technology Co., Limited. and its addendum dated June 18, 2013.
10.24	English Translation of Stock Transfer Agreement, dated April 10, 2013, by and between Stockholder of Heilongjiang Huimeijia Pharmaceuticals Co., Ltd, Wenbin Zhang and Harbin Humankind Biology Technology Co., Limited. and its addendum dated June 18, 2013.
21.1	List of Subsidiaries. (4)
23.1	Consent of the Company’s former auditor
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed with the SEC on December 1, 2004.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on February 20, 2008.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2007.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K and Form 8-K/A filed with the SEC on January 7, 2009.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the SEC on December 9, 2010.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the SEC on July 18, 2011.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* The XBRL-related information in Exhibits 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

/s/ Xin Sun
By:	Xin Sun
Title:	Chief Executive Officer (principal executive officer)
Date:	October 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Xin Sun
By:	Xin Sun
Title:	Chief Executive Officer (principal executive officer),
Chief Financial Officer (principal financial officer and principal accounting officer) and sole director
Date:	October 15, 2013

