Form 10-Q
period 2013-09-30
China Health Industries Holdings, Inc.
filed 2013-11-14
CIK 1309057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from ____________ to ____________

Commission File Number: 000-51060

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0827216
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

168 Binbei Street, Songbei District

Harbin City, Heilongjiang Province

People’s Republic of China 150028

(Address of principal executive offices) (Zip Code)

86-451-88100688

(Issuer's telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ ( Do not check if a smaller reporting company )	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 7, 2013, there are 62,239,737 shares of common stock $0.0001 par value, issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	June 30, 2013
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$28,612,081	$28,839,609
Accounts receivable	4,699	4,686
Inventory	135,762	161,636
Other receivables	25,284	24,987
Deposit for an acquisition	16,339,869	16,293,544
Prepaid expenses	65,311	221,876
Total current assets	45,183,006	45,546,338

Property & equipment - net	3,228,981	1,108,027
Intangible assets - net	5,474,411	5,627,608
Construction-in-progress	1,961	2,156,402
Total assets	$53,888,359	$54,438,375

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$91,351	$123,484
Advances from customers	29,412	-
Related party debt	431,889	431,802
Wages payable	154,089	191,702
Tax payable	238,744	245,481
Total current liabilities	945,485	992,469

Stockholders' equity

Common stock, ($0.0001 par value, 300,000,000 shares authorized, 62,239,737 issued and outstanding as of September 30, 2013 and June 30, 2013, respectively)	6,224	6,224
Additional paid-in capital	1,462,227	1,462,227
Accumulated other comprehensive income	4,654,306	4,501,780
Statutory reserve	38,679	38,679
Retained earnings	46,781,438	47,436,996
Total stockholders' equity	52,942,874	53,445,906

Total liabilities and stockholders' equity	$53,888,359	$54,438,375

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,
	2013	2012

REVENUE	$1,385,784	$1,453,308

COST OF GOODS SOLD	1,326,688	1,116,648

GROSS PROFIT	59,096	336,660

OPERATING EXPENSES
Selling, general & administrative expenses	407,088	354,065
Depreciation and amortization expenses	199,577	16,000
Research & development	157,060	118,081
Total operating expenses	763,725	488,146

LOSS FROM OPERATIONS	(704,629)	(151,486)

OTHER INCOME
Interest income	39,276	61,480
Other income	9,795	-
Total other income	49,071	61,480

LOSS BEFORE INCOME TAXES	(655,558)	(90,006)

Provision for income taxes	-	7,743

NET LOSS	$(655,558)	$(97,749)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	152,526	569,347

Total other comprehensive income (expense)	$(503,032)	$471,598

Loss per share:
Basic & diluted loss per share	$(0.0105)	$(0.0016)

Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	62,239,737	62,239,737

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30,
	2013	2012

Cash Flows from Operating Activities
Net loss	$(655,558)	$(97,749)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	211,781	27,578
(Increase) / decrease in operating assets:
Accounts receivables and other receivables	(226)	991,520
Inventory	26,311	7,474
Prepaid expenses and long-term deposit	157,060	119,581
Increase/(decrease) in operating liabilities:
Accounts payable and other payables	(78,003)	(194,377)
Advance from customers	29,386	-

Net cash provided by (used in) operating activities	(309,249)	854,027

Cash Flows from Financing Activities
Repayment of related parties loan	-	(4,326)

Net cash provided by (used in) financing activities	-	(4,326)

Effect of exchange rate changes on cash and cash equivalents	81,721	491,943

Net increase (decrease) in cash and cash equivalents	(227,528)	1,341,644

Cash and cash equivalents, beginning balance	28,839,609	44,504,531

Cash and cash equivalents, ending balance	$28,612,081	$45,846,175

Supplemental cash flow information

Cash paid for income taxes	$-	$7,743
Cash paid for interest expense	$-	$-

Non-cash activities:
Reclassification from construction in progress to property and equipment	$2,158,711	$-

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

China Health Industries Holdings Limited (“China Health HK”) was incorporated on July 20, 2007 in Hong Kong under the Companies Ordinance as a limited liability company. China Health HK was formed for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship as defined by FASB ACS topic 915 (“Development Stage Entities”).

Harbin Humankind Biology Technology Co., Limited (“Humankind”) was incorporated in Harbin City, Heilongjiang Province, the People’s Republic of China (the “PRC”) on December 14, 2003, as a limited liability company under the Company Law of the PRC. Humankind is engaged in the manufacture and sale of health products and “green” (or organic) food, and the detection of disease susceptibility or pre-disposition through genetic studies.

On August 20, 2007, the sole shareholder of China Health HK entered into a share purchase agreement (the “Share Purchase Agreement”) with the owners of Humankind. Pursuant to the Share Purchase Agreement, China Health HK purchased 100% of the ownership in Humankind for a cash consideration of $60,408 (the “Share Purchase”). Subsequent to the completion of the Share Purchase, Humankind became a wholly-owned subsidiary of China Health HK. The Share Purchase was accounted for as a “reverse merger”: since the owner of Humankind owned a majority of the outstanding shares of China Health HK’s common stock immediately following the execution of the Share Purchase Agreement, it was deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that have been reflected in the financial statements for periods prior to the Share Purchase are those of Humankind and have been recorded at the historical cost basis. After completion of the Share Purchase, China Health HK’s consolidated financial statements include the assets and liabilities of both China Health HK and Humankind, the historical operations of Humankind, and the operations of China Health HK and its subsidiaries from the closing date of the Share Purchase.

On October 14, 2008, Humankind set up a 99% owned subsidiary, Harbin Huimeijia Medicine Company (“Huimeijia”), with its primary business being manufacturing and distributing medicine. Mr. Xin Sun, the Company’s majority owner, owns 1% of Huimeijia. Huimeijia is consolidated in the consolidated financial statements of China Health HK.

On December 31, 2008, China Health HK entered into a reverse merger with Universal Fog, Inc., a U.S. publicly traded shell company (the “Transaction”). China Health HK is the acquirer in the Transaction, and the Transaction has been treated as a recapitalization of China Health US. After the Transaction and a 20:1 reverse stock split, Xin Sun owned 61,203,088 shares of common stock, representing 98.3% of the 62,234,737 total outstanding shares of common stock of China Health US. On April 7, 2009, Mr. Sun transferred 28,200,000 shares of common stock to 296 individuals, leaving him with 33,003,088 shares of common stock of China Health US, or approximately 53.03% of the total outstanding shares of common stock. Universal Fog, Inc. changed its name to China Health Industries Holdings, Inc. on February 19, 2009.

China Health US, China Health HK, Humankind, and Huimeijia are collectively referred herein to as the “Company.”

Our present corporate structure is as follows:

China Health Industries Holdings, Inc.
(a Delaware company)
100%
China Health Industries Holdings Limited
(a Hong Kong company)
100%
Outside of China
Within China
Harbin Humankind Biology Technology
Co., Limited (a PRC company)
XIN SUN
99%
1%
Harbin Huimeijia Medicine Company
(a PRC company)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Company without audit pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the years ended June 30, 2013 and 2012. These condensed consolidated financial statements include all adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The results of operations for the three months ended September 30, 2013 may not be indicative of results that may be expected for the year ending June 30, 2014.

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

The company maintains cash and cash equivalents at several financial institutions. Only accounts at US financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC). As of September 30, 2013, the Company’s uninsured bank balance which was mainly maintained at financial institutions located in the PRC, totaled $28,610,733 The Company’s insured bank balance, which was maintained at US financial institutions, totaled $0.

Revenue Recognition

The Company recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exits and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue net of sales taxes. The Company allows its customers to return product for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. As of September 30, 2013, the Company’s provision for such returns amounted to $6,935.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the three months ended September 30, 2013 and 2012, the Company had no potential dilutive common stock equivalents outstanding.

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

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation. Total comprehensive income was a loss of $503,032 and a gain of $471,598 for the three months ended September 30, 2013 and 2012, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date. For the Company, AOCI is primarily the cumulative balance related to adjustments for currency translation and increased overall equity by $ 4,654,306 and $4,501,780 as of September 30, 2013 and June 30, 2013, respectively.

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

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.” The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

In March 2013, the FASB issued guidance on a parent company’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent company release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for the Company beginning July 1, 2014. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

Note 2 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable totaled to $4,699 and $4,686 as of September 30, 2013 and June 30, 2013, respectively. Most of this represents the Company’s sale of its products to its sales agents, Company offers these agents sixty (60) to ninety (90) day terms for payment in order to increase the Company’s sales. Agents normally settle most accounts receivable within one (1) month.

Note 3 - INVENTORIES

Inventory consists of following:

	September 30, 2013	June 30, 2013
Finished Goods	$30,567	$41,209
Work-in-Progress	33,262	43,050
Raw Materials	54,036	59,960
Supplies and Packing Materials	17,897	17,417
Total	$135,762	$161,636

Note 4 –DEPOSITS FOR AN ACQUISITION

Deposits for an acquisition consist of the following:

	September 30, 2013	June 30, 2013
Related Party-Liyuan Sun	$10,073,529	$10,044,969
Related Party-Wenbin Zhang	4,632,353	4,619,220
Third Party- Shouhui Tian	1,633,987	1,629,355
Total	$16,339,869	$16,293,544

On April 10, 2013, Humankind entered into an agreement with each of Liyuan Sun and Wenbin Zhang who are the shareholders of Heilongjiang Huimeijia Pharmaceutical Co., Ltd. (“HLJ Huimeijia”) to purchase all of the equity interests of HLJ Huimeijia (together with the addendum to the agreement dated June 18, 2013, the “HLJ Share Transfer Agreements”) for a total purchase price of $16,339,869 (RMB100,000,000). Ninety percent (90%) of the payment was prepaid to Liyuan Sun and Wenbin Zhang as of September 30, 2013, who are siblings of Mr. Xin Sun, the CEO of the Company. The remaining ten percent (10%) of the payment was prepaid to a third party. The residual payment will be paid to Liyuan Sun and Wenbin Zhang after completion of the alternation procedures for business registration, which were completed on November 11, 2013.

Note 5 – CONSTRUCTION IN PROGRESS

The following is a summary of construction-in-progress:

	September 30, 2013	June 30, 2013
Warehouse	$-	$686,285
Office Building	1,961	655,440
Interior Decoration	-	814,677
Total	$1,961	$2,156,402

On March 10, 2011, Humankind entered into an agreement with a contractor to construct a warehouse for the Company. As of September 30, 2013, the project was completed, the warehouse was ready for use, and the cost of construction-in-progress had been transferred to property and equipment. The estimated total cost of construction was $0 and $684,330 (RMB 4,200,000) as of September 30, 2013 and June 30, 2013, respectively.

On August 15, 2011, Humankind entered into an agreement with a contractor to construct an office building for the Company. As of September 30, 2013, the project was completed, the office building was ready for use, and the cost of construction-in-progress had been transferred to property and equipment. The estimated total cost of construction was $0 and $655,440 (RMB 4,022,700) as of September 30, 2013 and June 30, 2013, respectively.

On December 8, 2012, Humankind entered into an agreement with a contractor for the interior decoration of the office building and the warehouse. As of September 30, 2012, the project was completed and the cost of construction-in-progress had been transferred to property and equipment. The estimated total cost of construction was $0 and $814,677 (RMB 5,000,000) as of September 30, 2013 and June 30, 2013, respectively.

Huimeijia entered into an agreement with a contractor to construct plant and production lines for the Company, As of September 30, 2013, the construction had been completed and the project was waiting for final inspection and examination and government approval. The estimated total cost of construction was $1,961 (RMB 12,000) and $1,955 (RMB 12,000) as of September 30, 2013 and June 30, 2013, respectively.

Note 6 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

	September 30, 2013	June 30, 2013
Building and Warehouses	$3,294,883	$1,131,095
Machinery and Equipment	200,887	200,318
Office Equipment	49,052	48,913
Vehicles	166,890	166,417
Other	24,510	24,440
Less: Accumulated Depreciation	(507,241)	(463,156)
Total	$3,228,981	$1,108,027

Depreciation expense was $42,731 and $22,493 for the three months ended September 30, 2013 and 2012, respectively. Depreciation expense charged to operations was $30,527 and $10,915 for the three months ended September 30, 2013 and 2012, respectively. Depreciation expense charged to cost of goods sold was $12,204 and $11,578 for the three months ended September 30, 2013 and 2012, respectively.

Note 7 - INTANGIBLE ASSETS

The following is a summary of intangible assets:

	September 30, 2013	June 30, 2013
Land Use Right	$1,035,618	$1,032,682
Health Supplement Product Patents	4,901,961	4,888,064
Less: Accumulated Amortization	(463,168)	(293,138)
Total	$5,474,411	$5,627,608

Amortization expense charged to operations was $169,050 and $5,085 for the three months ended September 30, 2013 and 2012, respectively.

Note 8 - RELATED PARTY DEBT

Related party debt represents loans from majority owner, Mr. Xin Sun, a PRC citizen. These loans are unsecured and non-interest bearing and have no fixed terms of repayment; therefore, they are deemed payable on demand. Cash flow classified as due to Mr. Sun is classified as cash flow from financing activities. The total borrowings from Mr. Sun were $431,889 and $431,802 as of September 30, 2013 and June 30, 2013, respectively.

Note 9 - COMMITMENTS AND CONTINGENCIES

The Company’s assets are located in the PRC and revenues are derived from operations in the PRC.

In terms of industry regulations and policies, the economy of the PRC has been transitioning from a planned economy to market oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reforms, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in the PRC is still owned by the Chinese government. For example, all land is state owned and leased to business entities or individuals through the government’s granting of Land Use Rights. The granting process is typically based on government policies at the time of granting and can be lengthy and complex. This process may adversely affect the Company’s future manufacturing expansions. The Chinese government also exercises significant control over the PRC’s economic growth through the allocation of resources and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures.

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

Rental expense was approximately $0 and $5,510 for the three months ended September 30, 2013 and 2012, respectively. Since the Company terminated its rental agreement on January 9, 2013, it had no rental commitment for the three months ended September 30, 2013.

Note 10 – MAJOR SUPPLIERS AND CUSTOMERS

The Company had five suppliers in the three months ended September 30, 2013, of which one accounted for 85% of the Company’s purchases for the three months ended September 30, 2013.

The Company had four customers that in the aggregate accounted for 50% of the Company’s total sales for the three months ended September 30, 2013, with each customer accounting for 14%, 13%, 12% and 11%, respectively.

The Company had seven suppliers in the three months ended September 30, 2012, of which one accounted for 80% of the Company’s purchases for the three months ended September 30, 2012.

The Company had five customers that in the aggregate accounted for 60% of the Company’s total sales for the three months ended September 30, 2012, with each customer accounting for 13%, 12%, 12%, 12% and 11%, respectively.

Note 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated events and transactions for potential recognition or disclosure through the reporting date, the date the consolidated financial statements were available to be issued and disclose the following:

On November 11, 2013, Humankind completed the alternation procedures for business registration with the local State Administration of Industry and Commence in Hailin City, Heilongjiang Province.  As a result, once the remainder of the acquisition price is released to the two individual sellers, which is anticipated to take place by November 20, 2013, within seven business days from November 11, 2013, the acquisition of one hundred percent (100%) of the equity interests of HLJ Huimeijia by Humankind, as stated under Note 4 hereto, will be closed.  The financial statements of HLJ Huimeijia will be consolidated into the financial statements of the Company from the fourth quarter of the calendar year of 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

We make certain forward-looking statements in this Quarterly Report on Form 10-Q (this “Report”). Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

The nature of our business makes predicting the future trends of our revenue, expenses, and net income difficult. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

☐	the effect of political, economic, and market conditions and geopolitical events;

☐	legislative and regulatory changes that affect our business;

☐	the availability of funds and working capital;

☐	the actions and initiatives of current and potential competitors;

☐	investor sentiment; and

☐	our reputation.

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

Humankind was incorporated in the PRC on December 14, 2003 and completed its Good Manufacturing Practice (“GMP”) certification on April 24, 2007. It is engaged in the manufacture and sale of health products, “green” (or organic) food and the detection of disease susceptibility or pre-disposition through genetic studies.

Huimeijia, was incorporated in the PRC on October 14, 2008 and completed its GMP certification on July 23, 2009. It is anticipated that Huimeijia will be producing and selling our drugs. As of the date of this Report, Huimeijia has not started any production or sales.

Our business is conducted through our sales agents and sales personnel. We sell our products to our own sales personnel and our sales agents, who in turn sell our products to our end customers. We have sales agents located in Jiangsu, Zhejiang, Gansu, Shanghai, Anhui and Beijing, where most of our revenues is generated. Our sales through agents in Zhejiang, Beijing, Jiangsu, Shanghai, Gansu and Anhui provinces accounted for 14%, 13%, 12%, 12%, 10% and 10% of our total sales, respectively, for the three months ended September 30, 2013. Although we do not currently sell our products online, we expect to do so in the future.

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

Our “QunLe” brand Sailuozhi soft capsule, which is made from frog oil, soybean isoflavone, procyanidine (made from grape seeds) and vitamin C, is an effective product for freckle removal and supplementing the water content of the skin. The certification number issued by the China State Food and Drug Administration (“CFDA”) on August 29, 2007 was GuoShiJianZi20070356. QunLe is a patented product in the PRC.

Another health product we have is the “Kindlink” brand propolis and black ant capsule, which is made from propolis, black ant, acanthopanax and astragalus root. This product is consumed to boost one’s immunity. The certification number issued by the CFDA on August 20, 2004 for the license to manufacture the product was GuoShiJianZi G20040906.

Pursuant to a technology transfer agreement dated January 18, 2013 (the “Technology Transfer Agreement”), we purchased twelve health products from Guangzhou Aoda Biology Beauty Healthy Technology Co., Ltd, a non-affiliated party. These twelve products, which the Company expects to sell in the market during the calendar year of 2014, are the following:

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

We are putting more effort into developing new products and increasing our customer base. As of September 30, 2013, we had only one cosmetics product named New Looks-28 Set.

Results of Operations

The following table summarizes the results of our operations for the three months ended September 30, 2013 and 2012, respectively:

	September 30, 2013	September 30, 2012	Variance	%
Revenues	$1,385,784	$1,453,308	$(67,524)	-4.65%
Cost of goods sold	$1,326,688	$1,116,648	$210,040	18.81%
Gross Profit	$59,096	$336,660	$(277,564)

Revenue

Total revenues decreased by $67,524, or 4.65% for the three months ended September 30, 2013 compared to the same period in 2012. The decrease in revenues was attributable to a decrease in product sales. According to the current PRC Health Food and Supplement Policy, all health products which have certifications issued by the local CFDA (CFDA at the level lower than national level, such as provincial level and city level) cannot renew their certification once it has expired. Only health products certified by the CFDA can renew their certifications and continue to be sold in the market. Currently, other than the twelve health supplement products we purchased in January 2013, Humankind has eight health products in our product portfolio, of which only Waterlilies Soft Capsule (Sailuozhi) and Propolis and Black Ant Capsule are certified by the CFDA. All other products were certified by the local CFDA, and their certifications had expired by May 2012. In order to reduce operation risk, the Company has decided to terminate its manufacture and sale of health products certified by the local CFDA.

Currently, only Propolis and Black Ant Capsule and Waterlilies Soft Capsule (Sailuozhi) are still sold in the market, reducing the number of our products for sale from four to two products for the three months ended September 30, 2013 compared to the same period in 2012. In addition, the “poison capsule” incidence caused by Jilin Xiuzheng Pharmaceuticals, Inc. in April 2012 raised concerns in consumers about consuming health foods made with capsule shells, soft capsule shells or gelatin (which is the main ingredient of capsule shell) in China. Most of our consumers prefer to buy product portfolios. The fact that we only had two products certified by the CFDA during the three months ended September 30, 2013 also resulted in fewer orders placed with us by customers. Nevertheless, the Company continues to focus on expanding its operations, developing new products and increasing its customer base.

As of September 30, 2013, the Company had 14 health supplement products, a cosmetics product named New Looks-28 Set in its product profile, and the two products referenced above in production and sale.

Our cost of sales increased $210,040 or 18.81% for the three months ended September 30, 2013 compared to the same period in 2012. This increase in the costs of sales was a direct result of the increase in sales volume between the respective periods.

Our gross margin decreased 18.90% from 23.17% for the three months ended September 30, 2012 to 4.26% for the three months ended September 30, 2013. This decrease was primarily attributable to the increased discounts in sales prices offered to the regional sales agents between the respective periods.

Sales by Product Line

The following table summarizes a break-down of our sales by major product line for the three months ended September 30, 2013 and 2012, respectively:

	September 30, 2013			September 30, 2012
Product Category*	Quantity (Unit)	Sales US$	% of Sales	Quantity (Unit)	Sales US$	% of Sales
Virility Max Capsule	-	-	-	3,080	66,415	5%
Propolis and Black Ant Capsule	20,688	487,363	35%	11,985	295,500	20%
Waterlilies Soft Capsule(Sailuozhi)	18,858	898,421	65%	16,472	1,038,818	71%
Colon Cleanser Capsule	-	-	-	1,852	52,575	4%
Total		$1,385,784	100%		$1,453,308	100%

*All of the products are manufactured by the Company.

Operating Expenses

The following table summarizes our operating expenses for the three months ended September 30, 2013 and 2012, respectively:

	September 30,2013	September 30,2012	Variance	%
Operating Expenses
Selling, General and Administrative	$407,088	$354,065	$53,023	14.98%
Depreciation and Amortization	199,577	16,000	183,577	1147.36%
Research and Development	157,060	118,081	38,979	33.01%
Total Operating Expenses	$763,725	$488,146	$275,579	56.45%

Total operating expenses for the three months ended September 30, 2013 increased $275,579 or 56.45% compared to the corresponding period in 2012. The higher operating expenses were primarily attributable to the increase in depreciation and amortization in the amount of $183,577.

Interest Income and Interest Expense

Interest income was $39,276 for the three months ended September 30, 2013 as compared to $61,480 for the three months ended September 30, 2012. This decrease of $22,204 or 36.12% was primarily due to the decrease in interest income received from cash deposits in the bank.

Income Taxes

Income taxes decreased $7,743, or 100.00%, from $7,743 for the three months ended September 30, 2012 to $0 for the three months ended September 30, 2013. The Company had no income taxes because of a net loss in the amount of $655,558 for the three months ended September 30, 2013.

Net Income (Loss) and Earnings Per Share

Net loss was $655,558 for the three months ended September 30, 2013, compared to $97,749 for the three months ended September 30, 2012. The increase of $557,809 in net loss was primarily attributable to the increase in cost of goods sold and operating expenses in the amount of $553,143.

Loss per share was $0.0105 and $0.0016 for the three months ended September 30, 2013 and 2012 respectively. The decrease of $0.0090 was primarily attributable to the increase in net loss in the amount of $557,809.

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

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of September 30, 2013 and 2012 and for each of the three months then ended:

	2013	2012
As of September 30:
Cash and cash equivalents	$28,612,081	$45,846,175
Working capital	$44,237,521	$46,807,721
Inventories	$135,762	$268,904

For the Three Months Ended September 30:
Cash provided by (used in):
Operating activities	$(309,249)	$854,027
Financing activities	$-	$(4,326)

As of September 30, 2013, cash and cash equivalents were $28,612,081 as compared to $45,846,175 at September 30, 2012. The decrease in cash and cash equivalents was $17,234,094 or 37.59% at September 30, 2013. The decrease in cash and cash equivalents was primarily attributable to the Company’s deposit to an acquisition of $16,339,869 to Liyuan Sun and Wenbin Zhang, who are siblings of Mr. Xin Sun, the CEO of the Company, and a third party, Shouhui Tian to purchase all of the equity interests of HLJ Huimeijia on April 10, 2013.

Our working capital at September 30, 2013 was $44,237,521, compared to working capital of $46,807,721 at September 30, 2012. The decrease of $2,570,200 or 5.49% was primarily attributable to the decrease in account receivable, inventory, prepaid expenses and construction in progress in the amount of $2,336,993.

Cash flow used in operating activities was $309,249 for the three months ended September 30, 2013, and cash flow provided by operating activities was $854,027 for the three months ended September 30, 2012. This decrease in cash provided by operating activities of $1,163,276, or 136.21%, was primarily attributable to an increase in net loss in the amount of $557,809, and an increase in accounts receivable and other receivables in the amount of $991,746, offset by (1) an increase in depreciation and amortization in the amount of $184,203, and (2) a increase in accounts payable and other payables in the amount of $145,760.

Other than as described in this Report, we have no present agreements or commitments with respect to any material acquisitions of businesses, products, product rights or technologies or any other material capital expenditures. However, we will continue to evaluate acquisitions of, and/or investments in, products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments. We may not be able to obtain such financing on commercially reasonable terms, if at all. Due to the ongoing global economic crisis, we believe it may be difficult to obtain additional financing if needed. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

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

Currency Exchange Fluctuations

Aggregate net foreign currency transactions included in the income statement were gains of $152,526 and $569,347, respectively, for the three months ended September 30, 2013 and 2012, primarily as a result of the decline of the value of the USD to the RMB. The average rates of exchange from USD to RMB were 6.1253 to 1 and 6.3516 to 1 for the three months ended September 30, 2013 and 2012, respectively.

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

Accounts Receivable

The accounts receivable incurred in the current reporting period were primarily due to the receivables from our sales agents. These sales agents are our customers and we offer these agents sixty (60) to ninety (90) day payment terms in order to increase our sales. Most of the Company’s products were sold to its sales agents. The PRC does not have a well-established system of sales on credit. Our sales agreements with our customers provide that the risk of loss passes to the customer upon delivery, and that we accept product exchanges but do not have a return policy. Accordingly, accounts receivable are recorded at the invoiced amount and do not bear interest. We extend unsecured credit to our customers in the ordinary course of business, but mitigate the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness, and the economic environment. Accounts receivable will be recorded at the discounted price.

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

Our principal sources of revenue are from sales of our products through our direct sales agents. These sales occur either through a purchase order submitted by our sales agents or through our direct marketing sales personnel. Our principal sources of revenue are from sales of our products through our sales agents. We recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exists and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of the goods to the customer.

The Company may offer sales incentives and cash discounts to customers or resellers, which it recognizes as an operating expense. For the three months ended September 30, 2013 and 2012, the Company did not provide any sales incentives to its customers or resellers.

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

We calculate the cost of production at the end of each month. If there is any work in progress, the cost of production is allocated between finished products and work in progress. Below is a detailed step-by-step description of our cost of production calculation:

a.	The Company determines end-of-period quantity and amount of finished goods, semi-finished products, raw materials, and packing materials.
b.	Based on the sales plan, the Company purchases raw materials and packing materials by batches and calculates stock-in and stock-out quantity and amount respectively. A summary calculation is made based on the actual quantity of consumption at the end of each month.
c.	The Company collects manufacturing overhead costs for each month, including depreciation, labor, water charge, electric charge, and the consumptions of low value consumables. The Company distributes manufacturing overhead costs based on the volume of production and creates an expense distribution sheet.
d.	The Company apportions raw materials, packing materials and manufacturing overhead costs of each product in each month to finished-goods and semi-finished products. Cost of Goods Sold is carried over according to sales quantity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

At the conclusion of the period ended September 30, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting discussed below, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Despite the material weakness reported above, our management believes that our consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have come to management’s attention during the quarter ended September 30, 2013 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may have disputes that arise in the ordinary course of our business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject, that we expect to have a material adverse effect on our financial condition.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

/s/ Xin Sun
By:	Xin Sun
Title:	Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)
Date:	November 14, 2013

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Attached as Exhibits 101 to this Quarterly Report on Form 10-Q are the following financial statements for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements. The XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.