Form 10-Q
period 2013-12-31
China Health Industries Holdings, Inc.
filed 2014-02-19
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 11, 2014, there are 62,239,737 shares of common stock, $0.0001 par value, issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED BALANCE SHEETS
(Unaudited)

	December 31, 2013	June 30, 2013

ASSETS

Current assets
Cash and cash equivalents	$28,587,552	$28,868,533
Notes receivable	12,086	34,413
Accounts receivable, net	1,022,110	136,414
Inventory	951,534	1,004,642
Other receivables, net	68,066	108,029
Advance to suppliers	68,488	328,348
Total current assets	30,709,836	30,480,379

Property, plant and equipment, net	4,740,747	2,561,067
Intangible assets, net	5,953,851	6,316,925
Construction in progress	191,855	2,345,026

Total assets	$41,596,289	$41,703,397

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Short-term loan	$1,651,882	$1,140,548
Accounts payable and accrued expenses	616,102	679,554
Advance from customers and other payables	168,537	200,761
Related party debts	2,192,052	2,138,454
Wages payable	55,410	185,096
Taxes payable	305,368	255,588
Total current liabilities	4,989,351	4,600,001

Equity
Common stock, ($0.0001 par value, 300,000,000 shares authorized, 62,239,737 issued and outstanding as of December 31, 2013 and June 30, 2013, respectively)	6,224	6,224
Additional paid-in capital	27,317	27,317
Accumulated other comprehensive income	4,145,853	3,636,312
Statutory reserve	38,679	38,679
Retained earnings	32,388,615	33,394,548
Total stockholders' equity	36,606,688	37,103,080
Noncontrolling interests	250	316
Total Equity	36,606,938	37,103,396

Total liabilities and stockholders' equity	$41,596,289	$41,703,397

The accompanying notes are an integral part of these consolidated and combined financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

REVENUE	$2,256,286	$2,430,997	$3,945,804	$4,156,929

COST OF GOODS SOLD	1,717,795	1,914,931	3,249,235	3,237,927

GROSS PROFIT	538,491	516,066	696,569	919,002

OPERATING EXPENSES
Selling, general and administrative expenses	520,003	641,181	1,054,695	1,207,252
Depreciation and amortization expenses	319,395	161,817	544,599	206,152
Research and development expenses	445	120,086	157,505	238,167
Total operating expenses	839,843	923,084	1,756,799	1,651,571

LOSS FROM OPERATIONS	(301,352)	(407,018)	(1,060,230)	(732,569)

OTHER INCOME (EXPENSES)
Interest income	24,808	62,035	64,102	123,539
Interest expense	(21,223)	(32,517)	(44,003)	(77,050)
Other income (expense), net	9,737	(79)	34,128	(118)
Total other income, net	13,322	29,439	54,227	46,371

LOSS BEFORE INCOME TAXES	(288,030)	(377,579)	(1,006,003)	(686,198)

Provision for income taxes	-	15,980	-	23,723

NET LOSS	(288,030)	(393,559)	(1,006,003)	(709,921)
Net loss attributable to noncontrolling interests	(71)	(71)	(71)	(119)
Net loss attributable to China Health Industries Holdings	(287,959)	(393,488)	(1,005,932)	(709,802)
Foreign currency translation gain	357,213	131,808	509,545	731,133
Comprehensive income (loss)	69,183	(261,751)	(496,458)	21,212
Less: comprehensive loss attributable to noncontrolling interests	(67)	(68)	(66)	(111)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHINA HEALTH INDUSTRIES HOLDINGS	$69,250	$(261,683)	$(496,392)	$21,323

Net loss attributable to China Health Industries Holdings' shareholders per share are
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average shares outstanding:
Basic and diluted weighted average shares outstanding	62,239,737	62,239,737	62,239,737	62,239,737

The accompanying notes are an integral part of these consolidated and combined financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended December 31,
	2013	2012
Cash Flows from Operating Activities
Net loss available to China Health Industries Holdings	$(1,005,932)	$(709,802)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	600,040	271,359
Bad debt expenses	9,910	8,443
Noncontrolling interests	(71)	(119)
Changes in operating assets:
Accounts receivable	(885,867)	1,180,467
Other receivables	41,088	23,266
Inventory	66,402	(24,132)
Advance to suppliers	263,397	3,601,752
Changes in operating liabilities:
Accounts payables and accrued expenses	(48,464)	(9,527)
Advance from customers and other payables	(58,396)	31,157
Wages payable	(131,071)	83,975
Taxes payable	45,834	(161,436)

Net cash provided by (used in) operating activities	(1,103,130)	4,295,403

Cash Flows from Investing Activities
Dues from notes receivable	22,600	-
Purchases of property, plant and equipment	(102,560)	(53,349)
Purchases of intangible assets	(11,460)	-
Increase in construction in progress	-	(159,679)

Net cash used in investing activities	(91,420)	(213,028)

Cash Flows from Financing Activities
Payment of related party debts	-	(4,326)
Proceeds from related party debts	29,339	803,424
Payment of short-term loan	-	(635,113)
Proceeds from short-term loan	491,162	-

Net cash provided by financing activities	520,501	163,985

Effect of exchange rate changes on cash and cash equivalents	393,068	813,208

Net increase/(decrease) in cash and cash equivalents	(280,981)	5,059,568

Cash and cash equivalents at beginning of the period	28,868,533	28,770,157

Cash and cash equivalents at end of the period	$28,587,552	$33,829,725

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$23,723
Cash paid for interest expense	$13,863	$-

Non-cash investing activities:
Transfer to property, plant and equipment from construction in progress	$2,164,828	$-

The accompanying notes are an integral part of these consolidated and combined financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Harbin Humankind Biology Technology Co., Limited (“Humankind”) was incorporated in Harbin City, Heilongjiang Province, the People’s Republic of China (the “PRC”) on December 14, 2003, as a limited liability company under the Company Law of the PRC. Humankind is engaged in the manufacturing and sale of health products and “green” (or organic) food, and the detection of disease susceptibility or pre-disposition through genetic studies.

On August 20, 2007, the sole shareholder of China Health HK entered into a share purchase agreement (the “Share Purchase Agreement”) with the owners of Humankind. Pursuant to the Share Purchase Agreement, China Health HK purchased 100% of the ownership in Humankind for a cash consideration of $60,408 (the “Share Purchase”). Subsequent to the completion of the Share Purchase, Humankind became a wholly-owned subsidiary of China Health HK. The Share Purchase was accounted for as a “reverse merger” since the owner of Humankind owned a majority of the outstanding shares of China Health HK’s common stock immediately following the execution of the Share Purchase Agreement, it was deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that have been reflected in the financial statements for periods prior to the Share Purchase are those of Humankind and have been recorded at the historical cost basis. After completion of the Share Purchase, China Health HK’s consolidated financial statements include the assets and liabilities of both China Health HK and Humankind, the historical operations of Humankind, and the operations of China Health HK and its subsidiaries from the closing date of the Share Purchase.

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

On November 22, 2013, Humankind completed the acquisition of Heilongjiang Huimeijia Pharmaceutical Co., Ltd. (“HLJ Huimeijia”) for a total purchase price of $16,339,869 (RMB100,000,000) (the “Purchase Price”). HLJ Huimeijia was founded on October 30, 2003. HLJ Huimeijia is engaged in the manufacturing and distribution of tincture, ointments, rubber paste (including hormones), solution (topical), suppositories, liniment (including traditional Chinese medicine extraction), enemas and oral liquid. HLJ Huimeijia’s predecessor is Heilongjiang Xue Du Pharmaceutical Co., Ltd., which had established its brand name in the market by its medical products. HLJ Huimeijia is categorized as a “high and new technology” enterprise by the Science Technology Department in Heilongjiang Province. HLJ Huimeijia has 21 products which have been approved by, and have received approval numbers issued by, the China State Food and Drug Administration (“CFDA”). In addition, HLJ Huimeijia is a holder of one patent for utility models, five patents for external design and two trademarks in China, including the Chinese brand name of “Xue Du” that has an established reputation among customers in northeastern China.

China Health US, China Health HK, Humankind, Huimeijia and HLJ Huimeijia are collectively referred herein to as the “Company.”

As of December 31, 2013, the Company’s corporate structure is as follows:

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated and combined financial statements include China Health US and its four subsidiary companies, including China Health HK, Humankind Huimeijia, and HLJ Huimeijia. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

On November 22, 2013, China Health US, through its wholly owned subsidiary Humankind, completed the acquisition of HLJ Huimeijia. HLJ Huimeijia and Humankind are under the common control of Mr. Xin Sun, the CEO of the Company before and after the date of transfer. Humankind’s accounting policy adopted the guidance in ASC 805-50-05-5 for the transfer of net assets between entities under common control to apply a method similar to the pooling-of-interests method. Under this method, the financial statements of Humankind shall report results of operations for the period in which the transfer occurs as though the transfer of net assets had occurred at the beginning of the period. Results of operations for that period will thus comprise those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date to the end of the period. Similarly, Humankind shall present the statements of financial position and other financial information as of the beginning of the period as though the assets and liabilities had been transferred at that date. Financial statements and financial information of Humankind presented for prior years also shall be retrospectively adjusted to furnish comparative information.

Segment Reporting

ASC 280, “Segment Reporting”, established standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments. The Company has three reportable operating segments: Humankind, HLJ Huimeijia and others. The segments are grouped based on the types of products provided.

Statement of Cash Flows

In accordance with Statement FASB ASC Topic 230, Statement of Cash Flows, cash flow from the Company's operations is calculated based upon the local currencies and translated to the reporting currency using an average foreign exchange rate for the reporting period. As a result, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Significant estimates and assumptions by management include, among others; useful lives of long-lived assets and intangible assets, valuation of inventory, accounts receivable and notes receivable, impairment analysis of long-lived assets, construction in progress, intangible assets and deferred taxes. While the Company believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

As of December 31, 2013 and June 30, 2013, the Company’s uninsured bank balance was mainly maintained at financial institutions located in the PRC and HK, totaled $28,587,552 and $28,868,533 respectively. The Company has no insured bank balance as of December 31, 2013 and June 30, 2013, respectively.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. As of December 31, 2013 and June 30, 2013, the balance of allowance for doubtful accounts were $9,910 and $9,979, respectively.

Advance to Suppliers

Advance to suppliers principally include advances to suppliers. The Company periodically makes advances to certain vendors for purchases of raw materials. As of December 31, 2013 and June 30, 2013, advance to suppliers amounted to $68,488 and $328,348, respectively.

Inventory

Inventory consists of raw materials, work in process and finished goods of manufactured products.

Inventory is stated at lower of cost or market and consists of materials, labor and overhead. The weighted average method is used for inventory valuation by HLJ Huimeijia. The first-in, first-out (“FIFO”) method is used for inventory valuation by other entities of the Company. Overhead costs included in finished goods include direct labor cost and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory as well as inventory the volume of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. Inventory amounts are reported net of such allowances. There was no inventory allowance as of December 31, 2013 and June 30, 2013, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment,” and FASB ASC Topic 205“Presentation of Financial Statements.” The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of December 31, 2013 and June 30, 2013, the Company has not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

Property, Plant and Equipment

Property, plant and equipment are carried at the lower of cost or fair value. Maintenance, repairs and minor renewals are expensed as incurred; Major renewals and improvements that extend the lives or increase the capacity of plant assets are capitalized.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the results of operating in the reporting period of disposition.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The percentages or depreciable life applied are:

Building, Warehouse and Improvements	20 to 30 years
Land Use Rights	50 years
Office Equipment	3 to 7 years
Transportation Equipment	5 to 15 years
Machinery and Equipment	7 to 15 years

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of our intangible assets could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy or (iv) any failure to meet the performance projections included in our forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets for the six months ended December 31, 2013 and 2012, respectively.

Construction in Progress

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. Costs classified to construction in progress include all costs of obtaining the asset and bringing it to the location and condition necessary for its intended use. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service.

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment recorded for construction in progress for the six months ended December 31, 2013 and 2012, respectively.

Translation of Foreign Currencies

Humankind, Huimeijia and HLJ Huimeijia maintain their books and accounting records in PRC currency “Renminbi” (“RMB”), which has been determined as the functional currency. Transactions denominated in currencies other than RMB are translated into RMB at the exchange rates prevailing on the date of the transactions, as quoted by the Federal Reserve Board. Foreign currency exchange gains and losses resulting from these transactions are included in operations.

Humankind, Huimeijia and HLJ Huimeijia’s financial statements are translated into the reporting currency, the United States Dollar (“USD”). Assets and liabilities of the above are translated at the prevailing exchange rate at each reporting period end date. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from the translation of these financial statements are reflected as accumulated other comprehensive income in shareholders’ equity.

Revenue Recognition

The Company recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exits and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at discounted selling price and allows its customers to return product for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience. For the six months ended December 31, 2013 and 2012, there was no such provision recorded.

Cost of goods sold

Cost of goods sold consists primarily of the costs of raw materials, freight charges, direct labor, depreciation of plants and machinery, warehousing and overhead associated with the manufacturing process and commission expenses.

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

In July 2006 the FASB issued FIN 48(ASC 740-10), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (ASC 740)”, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48(ASC 740-10), tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

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

Value added tax payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. Value added tax for the six months ended December 31, 2013 and 2012 were $564,404 and $559,624, respectively.

Sales-Related Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual VAT paid as tax on maintaining and building cities and education additional fee, both of which belong to sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. Sales taxes and sales-related taxes for the six months ended December 31, 2013 and 2012 were $65,121 and $67,537, respectively.

Concentrations of Business and Credit Risks

All of the Company’s manufacturing is located in the PRC. There can be no assurance that the Company will be able to successfully continue to manufacture its products and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows. Also, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general economic conditions, prices of raw materials, competition, governmental and political conditions, and changes in regulations. Since the Company is dependent on trade in the PRC, the Company is subject to various additional political, economic and other uncertainties. Among other risks, the Company’s operations will be subject to the risks of restrictions on transfer of funds, domestic customs, changing taxation policies, foreign exchange restrictions, and political and governmental regulations.

The Company operates in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the Chinese currency RMB. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting periods.

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the six months ended December 31, 2013 and 2012, the Company had no potential dilutive common stock equivalents outstanding.

Potential common shares issued are calculated using the treasury stock method, which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period.

FASB ASC Topic 260, “Earnings Per Share”, requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

NOTE 3 - ACQUISITION

On November 22, 2013, Humankind completed the acquisition of HLJ Huimeijia for a total purchase price of $16,339,869 (RMB100,000,000) (the “Purchase Price”). HLJ Huimeijia was founded on October 30, 2003. HLJ Huimeijia is engaged in the manufacturing and distribution of tincture, ointments, rubber paste (including hormones), solution (topical), suppositories, liniment (including traditional Chinese medicine extraction), enemas and oral liquid. HLJ Huimeijia’s predecessor is Heilongjiang Xue Du Pharmaceutical Co., Ltd., which had established its brand name in the market by its medical products. HLJ Huimeijia is categorized as a “high and new technology” enterprise by the Science Technology Department in Heilongjiang Province. HLJ Huimeijia has 21 products which have been approved by, and have received approval numbers issued by, the China State Food and Drug Administration (“CFDA”). In addition, HLJ Huimeijia is a holder of one patent for utility models, five patents for external design and two trademarks in China, including the Chinese brand name of “Xue Du” that has an established reputation among customers in northeastern China.

HLJ Huimeijia and Humankind are under the common control of Mr. Xin Sun, the CEO of the Company before and after the date of transfer. Humankind’s accounting policy adopted the guidance in ASC 805-50-05-5 for the transfer of net assets between entities under common control to apply a method similar to the pooling-of-interests method. Under this method, the financial statements of Humankind shall report results of operations for the period in which the transfer occurs as though the transfer of net assets had occurred at the beginning of the period. Results of operations for that period will thus comprise those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date to the end of the period. Similarly, Humankind shall present the statements of financial position and other financial information as of the beginning of the period as though the assets and liabilities had been transferred at that date. Financial statements and financial information of Humankind presented for prior years also shall be retrospectively adjusted to furnish comparative information.

NOTE 4 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable amounted to $1,022,110 and $136,414, net of allowance for doubtful accounts $9,190 and $9,979 as of December 31, 2013 and June 30, 2013, respectively. The Company offered thirty (30) day payment terms for sales before November 2013, and ninety (90) day payment terms for sales after November 2013.

NOTE 5 - INVENTORIES

Inventories consisted of following:

	December 31, 2013	June 30, 2013
Raw Materials	$452,658	$430,282
Work in Process	203,328	230,897
Finished Goods	295,548	343,463
Total	$951,534	$1,004,642

NOTE 6 - CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:

	December 31, 2013	June 30, 2013
Plant - HLJ Huimeijia	$154,358	$153,593
Warehouse - HLJ Huimeijia	35,515	35,031
Plant and Production Lines - Huimeijia	1,982	1,955
Office Building - Humankind	-	814,677
Interior Decoration - Humankind	-	684,330
Warehouse - Humankind	-	655,440
Total	$191,855	$2,345,026

As of December 31, 2013, a plant was completed and $154,358 (RMB 942,662) was recorded as a cost of construction in progress at HLJ Huimeijia. The project is now waiting for final inspection, examination and government approval. The balance will be transferred to property, plant and equipment upon the government approval and be placed in service.

On August 1, 2010, HLJ Huimeijia entered into an agreement with a contractor to construct a warehouse for the Company. As of December 31, 2013, the warehouse has been completed and $35,515 (RMB 215,000) had been recorded as a cost of construction in progress. The project is now waiting for final inspection, examination and government approval. The balance will be transferred to property, plant and equipment upon the government approval and be placed in service.

On August 1, 2010, Huimeijia entered into an agreement with a contractor to construct plant and production lines for the Company. As of December 31, 2013, the construction had been completed and the project was waiting for final inspection and examination and government approval. The balance will be transferred to property, plant and equipment upon the government approval and be placed in service. The estimated total cost of construction was $1,982 (RMB 12,000) and $1,955 (RMB 12,000) as of December 31, 2013, and June 30, 2013, respectively.

On December 8, 2012, Humankind entered into an agreement with a contractor for the interior decoration of the office building and the warehouse. As of December 31, 2013, the project was completed and the cost of construction in progress had been transferred to the property, plant and equipment account. The estimated total cost of construction was $0 and $814,677 (RMB 5,000,000) as of December 31, 2013 and June 30, 2013, respectively.

On March 10, 2011, Humankind entered into an agreement with a contractor to construct a warehouse for the Company. As of December 31, 2013, the project was completed, the warehouse was ready for use, and the cost of construction in progress had been transferred to the property, plant and equipment account. The estimated total cost of construction was $0 and $684,330 (RMB 4,200,000) as of December 31, 2013 and June 30, 2013, respectively.

On August 15, 2011, Humankind entered into an agreement with a contractor to construct an office building for the Company. As of December 31, 2013, the project was completed, the office building was ready for use, and the cost of construction in progress had been transferred to the property, plant and equipment account. The estimated total cost of construction was $0 and $655,440 (RMB 4,022,700) as of December 31, 2013 and June 30, 2013, respectively.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31, 2013	June 30, 2013
Building, Warehouses and Improvements	$4,822,331	$2,602,119
Machinery and Equipment	955,508	871,799
Office Equipment	103,631	108,276
Transportation Equipment	275,269	234,068
Other	24,778	24,440
Less: Accumulated Depreciation	(1,440,770)	(1,279,635)
Total	$4,740,747	$2,561,067

Depreciation expense was $142,170 and $121,266 for the six months ended December 31, 2013 and 2012, respectively. Depreciation expense charged to operations was $58,450 and $56,059 for the six months ended December 31, 2013 and 2012, respectively. Depreciation expense charged to cost of goods sold was $83,720 and $65,207 for the six months ended December 31, 2013 and 2012, respectively.

As of June 30, 2013, the building of HLJ Huimeijia in the book value of $1,471,024 has been mortgaged for the working capital loan in the principal amount of $1,140,548 (RMB 7,000,000). As of December 31, 2013, the building of HLJ Huimeijia in the book value of $1,491,362 has been mortgaged for the working capital loan in the principal amount of $1,651,882 (RMB 10,000,000).

NOTE 8 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31, 2013	June 30, 2013
Land Use Rights - Humankind	$1,046,960	$1,032,682
Health Supplement Product Patents - Humankind	4,955,647	4,888,064
Pharmaceutical Patents - HLJ Huimeijia	148,006	134,582
Land Use Rights - HLJ Huimeijia	716,105	706,339
Less: Accumulated Amortization	(912,867)	(444,742)
Total	$5,953,851	$6,316,925

All land belongs to the State in the PRC. Enterprises and individuals can pay the State a fee to obtain the right to use a piece of land for commercial purposes or residential purposes for an initial period of 50 years or 70 years, respectively. The land use right can be sold, purchased, and exchanged in the market. The successor owner of the land use right will have the right to use the land for the time remaining after reducing the time which has been consumed by the predecessor owner from the initial period.

Amortization expense charged to operations was $457,870 and $150,093 for the six months ended December 31, 2013 and 2012, respectively.

As of December 31,2013, land use rights of HLJ Huimeijia in the book value of $716,105 have been mortgaged for the working capital loan in the principal amount of $1,651,882 (RMB 10,000,000). As of June 30, 2013, the land use rights of HLJ Huimeijia in the book value of $706,339 have been mortgaged for the working capital loan in the principal amount of $1,140,548 (RMB 7,000,000).

NOTE 9 - SHORT-TERM LOAN

On November 30, 2012, HLJ Huimeijia entered into a loan agreement with Longjiang Bank, Mudanjiang Hailin Branch (the “Bank") for a working capital loan in the principal amount of $1,140,548 (RMB 7,000,000) at an interest rate of 7.8% per annum. The loan has a one-year term with maturity date on November 29, 2013 and was secured by the land use right and the building of HLJ Huimeijia. As of June 30, 2013, the Company’s short-term loan was $1,140,548 (RMB 7,000,000). The loan was paid off on November 22, 2013.

On November 20, 2013, HLJ Huimeijia entered into a short-term loan agreement with the Bank for a working capital loan in the principal amount of $1,651,882 (RMB 10,000,000), at an interest rate that is 10% higher than the bench mark. The loan was secured by the land use right and the building of HLJ Huimeijia, with a maturity date of November 19, 2014. The Company’s short-term loan was $1,651,882 (RMB 10,000,000) as of December 31, 2013.

Interest expenses were $77,050 and $32,517 for the six months ended December 31, 2013 and 2012, respectively.

NOTE 10 - RELATED PARTY DEBTS

Related party debts consisted of the following:

	December 31, 2013	June 30, 2013
Mr. Xin Sun	$2,103,868	$2,051,472
Mr. Kai Sun	38,628	38,101
Ms. Haiping Man	49,556	48,881
Total	$2,192,052	$2,138,454

These loans are unsecured and non-interest bearing and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun and Ms. Haiping Man are the family members of Xin Sun, the CEO of the Company.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

Rental expense was nil and $11,114 for the six months ended December 31, 2013 and 2012, respectively. Since the Company terminated its rental agreement on January 9, 2013, it had no rental commitment as of December 31, 2013.

NOTE 12 - MAJOR SUPPLIERS AND CUSTOMERS

The Company had six suppliers in the six months ended December 31, 2013, of which one accounted for 85% of the Company’s purchases for the six months ended December 31, 2013.

The Company had four customers that in the aggregate accounted for 47% of the Company’s total sales for the six months ended December 31, 2013, with each customer accounting for 13%, 12%, 11% and 11%, respectively.

The Company had seven suppliers in the six months ended December 31, 2012, of which one accounted for 85% of the Company’s total purchases for the six months ended December 31, 2012

The Company had five customers that in the aggregate accounted for 60% of the Company’s total sales for the six months ended December 31, 2012 with each customer accounting for 13%, 12%, 12%, 12% and 11%, respectively.

NOTE 13 - SEGMENT REPORTING

The Company was organized into three main business segments based on the types of products provided to customers: HLJ Huimeijia, Humankind and others. Each of the three operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

The following tables present summary information by segment as of and for the six and three months ended December 31, 2013 and 2012, respectively:

	As of and For the Six Months Ended December 31, 2013				As of and For the Six Months Ended December 31, 2012
	HLJ Huimeijia	Humankind	Others	Consolidated	HLJ Huimeijia	Humankind	Others	Combined
Revenues	$750,982	$3,194,822	$-	$3,945,804	$697,727	$3,459,202	$-	$4,156,929
Cost of revenues	524,559	2,724,676	-	3,249,235	483,765	2,754,162	-	3,237,927
Gross profit	226,423	470,146	-	696,569	213,962	705,040	-	919,002
Interest expense	44,003	-	-	44,003	77,050	-	-	77,050
Depreciation and amortization expenses	219,894	317,655	7,050	544,599	174,112	32,040	-	206,152
Income tax	-	-	-	-	-	23,723	-	23,723
Total capital expenditures	37,726	64,834		102,560	50,483	2,866	-	53,349
Total assets	24,762	41,401,059	170,468	41,596,289	3,445,191	38,193,459	40,743	41,679,393
Noncontrolling interests	-	-	250	250	-	-	380	380

	As of and For the Three Months Ended December 31, 2013				As of and For Three Months Ended December 31, 2012
	HLJ Huimeijia	Humankind	Others	Consolidated	HLJ Huimeijia	Humankind	Others	Combined
Revenues	$447,248	$1,809,038	$-	$2,256,286	$425,103	$2,005,894	$-	$2,430,997
Cost of revenues	319,807	1,397,988	-	1,717,795	277,417	1,637,514	-	1,914,931
Gross profit	127,441	411,050	-	538,491	147,686	368,380	-	516,066
Interest expense	21,223	-	-	21,223	32,517	-	-	32,517
Depreciation and amortization expenses	194,267	118,078	7,050	319,395	158,112	3,705	-	161,817
Income tax	-	-	-	-	-	15,980	-	15,980
Total capital expenditures	36,111	64,834	-	100,945	39,390	2,866	-	42,256
Total assets	24,762	41,401,059	170,468	41,596,289	3,445,191	38,193,459	40,743	41,679,393
Noncontrolling interests	-	-	250	250	-	-	380	380

NOTE 14 - SUBSEQUENT EVENTS

Management has considered all events occurring through February 18, 2014, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2013 have been incorporated into the accompanying consolidated and combined financial statements, and those requiring disclosure have been fully disclosed in accordance with FASB ASC Topic 855, “Subsequent Events”.

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

Except as otherwise indicated by the context, references in this Report to “we,” “us,” “our,” “the Registrant,” “our Company,” or “the Company” are to China Health Industries Holdings, Inc., a Delaware corporation, China Health Industries Holdings Limited, a corporation incorporated under the laws of Hong Kong, its wholly owned subsidiary in China, Harbin Humankind Biology Technology Co. Limited (“Humankind”) and indirect 99% owned subsidiary, Harbin Huimeijia Medicine Company and indirect wholly owned subsidiary, Heilongjiang Huimeijia Pharmaceutical Co., Ltd. (“HLJ Huimeijia”).Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iii) “RMB” are to Renminbi Yuan of China; (iv) “Securities Act” are to the Securities Act of 1933, as amended; and (v) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Business Overview

Our principal business operations are conducted through our wholly owned subsidiary, Humankind and HLJ Huimeijia.

Our business is conducted through our sales agents and sales personnel. We sell our products to our own sales personnel and our sales agents, who in turn sell our products to our end customers. We have sales agents located in Jiangsu, Zhejiang, Gansu, Shanghai, Anhui and Beijing, where most of our revenues are generated. Our sales through agents in Beijing, Zhejiang, Jiangsu, Shanghai, Gansu and Anhui provinces accounted for 13%, 12%, 11%, 11%, 10% and 10% of our total sales, respectively, for the six months ended December 31, 2013. Although we do not currently sell our products online, we expect to do so in the future.

I.	Humankind

Humankind was incorporated in the PRC on December 14, 2003 and completed its Good Manufacturing Practice (“GMP”) certification on April 24, 2007. It is engaged in the manufacture and sale of health products, “green” (or organic) food and the detection of disease susceptibility or pre-disposition through genetic studies.

Through Humankind, we are licensed to manufacture and sell two health supplement products, which have a State Good Health Issue Number as provided below. Humankind distributes and sells six kinds of health food and one kind of cosmetics product. In addition, the Company purchased 12 health supplement products on January 18, 2013 from a third-party company based in Guangdong province for a total $4,955,647 (RMB30,000,000).

Currently, we are only licensed to sell our products in the PRC.

(i)	Health Supplements

Our “QunLe” brand Sailuozhi soft capsule, which is made from frog oil, soybean isoflavone, procyanidine (made from grape seeds) and vitamin C, is an effective product for freckle removal and supplementing the water content of the skin. The certification number issued by the CFDA on August 29, 2007 was GuoShiJianZi20070356.  QunLe is a patented product in the PRC.

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

Pursuant to a technology transfer agreement dated January 18, 2013 (the “Technology Transfer Agreement”), we purchased twelve health products from Guangzhou Aoda Biology Beauty Healthy Technology Co., Ltd, a non-affiliated party. These twelve products are the following:

-	Dr. Xiao Brand Honeysuckle Pearl Capsule (Guo Shi Jian Zi G20100656), which is effective in acne removal;
-	Dr. Xiao Brand Multivitamin Tablet (Guo Shi Jian Zi G20080176), which is a multivitamin and mineral supplement;
-	Dr. Xiao Brand Zhengdian Capsule (Guo Shi Jian Zi 20070261), which is effective in relieving eyestrain;
-	Dr. Xiao Brand Shengui Capsule (Guo Shi Jian Zi G20080297), which is effective in increasing bone density;
-	Dr. Xiao Brand Multivitamin Tablet (Woman) (Guo Shi Jian Zi G20070338), which is an iron and multivitamin supplement;
-	Dr. Xiao Brand Shikong Soft Capsule (Guo Shi Jian Zi 20080096), which is effective in improving memory;
-	Dr. Xiao Brand Huangjingdanggui Tablet (Guo Shi Jian Zi G20080201), which is effective in improving nutritional anemia and chloasma;
-	Dr. Xiao Brand Xingxing Soft Capsule (Guo Shi Jian Zi G20080080), which is effective in improving memory;
-	Dr. Xiao Brand Vitamin A Fish Oil Soft Capsule (Guo Shi Jian Zi G20080406), which is effective in relieving eyestrain;
-	Dr. Xiao Brand Colon Cleanser Granules (Guo Shi Jian Zi G20060061), which is effective in relaxing bowels and promoting the discharge of lead;
-	Dr. Xiao Brand Jianli Soft Capsule (Guo Shi Jian Zi G20050710), which is effective in increasing immunity and relieving physical fatigue; and
-	LB Brand Xinpin Capsule (Guo Shi Jian Zi G20050770), which is effective in dispelling chloasma.

(ii)	Health Food and Organic “Green” Food

Our health and organic “green” food products include (i) Sleeping Beauty Capsule, (ii) Virility Max Capsule, (iii) Ruddy Granule, (iv) Blood Cleanser Soft Capsule, (v) Colon Cleanser Capsule, and (vi) Energy Elemental Power.

II.	HLJ Huimeijia

HLJ Huimeijia was founded on October 30, 2003, and is engaged in the manufacture and distribution of tincture, ointments, rubber paste (including hormones), topical solution, suppositories, liniment (including traditional Chinese medicine extractions), enemas and oral liquids. Its predecessor is Heilongjiang Xue Du Pharmaceutical Co., Ltd., which had established brand name in the market through its supply of high-quality drug products. HLJ Huimeijia is a “high and new technology” enterprise that provides the most comprehensive types of topical medical products in Heilongjiang Province, a northeastern province of China. HLJ Huimeijia has twenty one products with approval numbers issued by the CFDA. In addition, HLJ Huimeijia is the holder of one patent for utility models, five patents for external design, and two trademarks in China, including the Chinese characters of “Xue Du,” that have a good reputation amongst customers in northeastern in China.

Through HLJ Huimeijia, we are licensed to manufacture and sell twenty one products with approval numbers issued by the CFDA as following:

	English Name	Efficacy
1	Enema Glycerini	Lubricating laxative. Used for constipation.
2	Umguentum Acidi Borici Camphoratum	Dermerethistica. Used for chilblain.
3	Ge Hong Beriberi Water	Dehumidification insecticide. Used for tinea pedis and tinea manuum caused by damp toxin brewing and binding, and other skin diseases caused by enzyme.
4	Pelvic Inflammation Suppository
Heat-clearing and detoxifying; activating blood to promote menstruation disperse swelling and relieve pain. Used for toxin and blood stasis stagnation in the uterus, distending pain in the lower abdomen, irregular menses, algomenorrhea and leukorrhagia, as well as pelvic inflammation and annexitis with the aforementioned symptoms.

5	Injury and Paralysis Tincture	Warm channel and expelling cold, promoting blood circulation to arrest pain. Used to relieve pain caused by traumatic injury and sprain.
6	Indometacin and Furazolidone Suppositories
Anti - inflammatory painkiller. Used to treat acute hemorrhoid, including internal hemorrhoids, external hemorrhoids, mixed hemorrhoids, anal fissure or archosyrinx and relieve pain; Used to ease pain after the operation of anal fissure, archosyrinx or hemorrhoids.

7	Injury and Rheumatism Relieving Paste	Dispelling rheumatism and relieving pain. Used for headache, rheumatalgia, neuralgia, sprain and muscular soreness.
8	Refining GouPi Cream
Relaxing tendon, invigorating the circulation of blood, dissipating cold and relieving pain. Used for arthralgia and myalgia, acute contusion, sprain, rheumatalgia, arthralgia, hypochondriac pain, muscular soreness, etc.

9	Muskiness Pain Relieving Paste	Expelling wind and removing dampness, relaxing the tendons and unblocking collateral. Used for rheumatic arthralgia, low back cold pain, traumatic injury, etc.
10	Muskiness Bone Strengthener Paste	Analgesia and anti-inflammatory. Used for rheumatalgia, arthralgia, backache, neuralgia, muscular soreness, sprain and contusion.
11	Matrine Suppositories	Antibacterial and antiphlogistic drugs. Used for trichomonas and candida vaginitis, chronic cervicitis, pelvic inflammation, etc.
12	Ethacriding Lactate Solution	Disinfectant and preservative drug. Used for disinfection of traumatic and disinfected wounds.
13	Triamcinolone Acetonide and Neomycin Paste	Used for neurodermatitis circumscripta and chronic eczema. Also used for small-scale psoriasis.
14	Double – Coptis Suppository
Course wind and resolving the exterior, heat-clearing and detoxifying. Used for influenza caused by affection of exogenous wind-heat, with symptoms of fever, cough and sore throat. Also used for upper respiratory tract infections and pneumonia, with symptoms of fever, cough and sore throat.

15	Methylrosanilinium Chloride Solution	Disinfectant and preservative drug.
16	Iodine Tincture	Disinfectant and preservative drug.
17	Mercurochrome Solution	Disinfectant and preservative drug..
18	Hydrogen Peroxide Solution	Disinfectant and preservative drug.
19	Halcinonide Cream	Grucocorticoid. External use drug only to be used on the skin. Used for dermatoneuritis and psoriasis.
20	Compound Fluocinonide Tincture	Grucocorticoid. Used for dermatoneuritis and psoriasis.
21	Policresulen Vaginal Suppository	Anti-microbial and hemostasis drug.

Results of Operations

The following table summarizes the results of our operations for the three months ended December 31, 2013 and 2012, respectively:

	December 31, 2013	December 31, 2012	Variance	%
Revenues	$2,256,286	$2,430,997	$(174,711)	-7.19%
Humankind	1,809,038	2,005,894	(196,856)	-9.81%
HLJ Huimeijia	447,248	425,103	22,145	5.21%
Cost of Goods sold	1,717,795	1,914,931	(197,136)	-10.29%
Humankind	1,397,988	1,637,514	(239,526)	-14.63%
HLJ Huimeijia	319,807	277,417	42,390	15.28%
Gross Profit	538,491	516,066	22,425

Revenue

Total revenues decreased by $174,711 or 7.19% for the three months ended December 31, 2013 as compared to the same period in 2012. The decrease in revenues was primarily due to a decrease of $196,856, or 9.81% in Humankind for the three months ended December 31, 2013 as compared to the same period in 2012, partially offset by an increase of $22,415 or 5.21% in HLJ Huimeijia. The decrease in Humankind was mainly attributable to the decrease in sales volume as compared to the same period in 2012.

Our total cost of sales decreased $197,136 or 10.29% for the three months ended December 31, 2013 as compared to the same period in 2012. The decrease in cost of sales was primarily due to the Humankind’s cost of sales decreased by $239,526, or 14.63%, for the three months ended December 31, 2013 as compared to the same period in 2012, partially offset by an increase of $42,390 or 15.28% in HLJ Huimeijia. The decrease in Humankind was mainly a result of the decrease in sales volume.

Our gross margin increased 2.64% from 21.23% for the three months ended December 31, 2012 to 23.87% for the three months ended December 31, 2013. This increase was attributable to the sale prices increasing in Humankind since November 2013. For the Waterlilies Soft Capsule (Sailuozhi), the sales price increased 4% and for the Propolis and Black Ant Capsule, the sales price increased 21% compared to the same period in 2012.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the three months ended December 31, 2013 and 2012, respectively:

	December 31, 2013		December 31, 2012
Product Category*	Sales US$	% of Sales	Sales US$	% of Sales
Humankind
Waterlilies Soft Capsule (Sailuozhi)	1,140,814	50.56%	1,174,307	48.31%
Propolis and Black Ant Capsule	668,225	29.62%	655,263	26.95%
New looks-28 Set	-	-	176,324	7.25%
HLJ Huimeijia
Muskiness Bone Strengthener Paste	125,546	5.56%	155,240	6.39%
Muskiness Pain Relieving Paste	45,510	2.02%	37,789	1.55%
Injury and Rheumatism relieving Paste	35,704	1.58%	37,291	1.53%
Refining GouPi Cream	66,742	2.96%	47,836	1.97%
Injury and Paralysis Tincture	14,034	0.62%	7,876	0.32%
Ge Hong Beriberi Water	477	0.02%	88	0.00%
Matrine Suppositories	1,018	0.05%	1,024	0.04%
Pelvic Inflammation Suppository	4,822	0.21%	5,448	0.22%
Indometacin and Furazolidone Suppositories	7,215	0.32%	4,390	0.18%
Triamcinolone Acetonide and Neomycin Paste	13,675	0.61%	8,095	0.33%
Compound Fluocinonide Tincture	434	0.02%	64	0.00%
Enema Glycerini	42,530	1.88%	41,034	1.69%
Hydrogen Peroxide Solution	8,972	0.40%	1,564	0.06%
Umguentum Acidi Borici Camphoratum	73,683	3.27%	75,480	3.10%
Ethacriding Lactate Solution	6,886	0.31%	1,791	0.07%
Policresulen Vaginal Suppository	-	-	93	0.00%
Total	$2,256,286	100.00%	$2,430,997	100.00%

*All of the products are manufactured by the Company except for the New Looks-28 Set.

Operating Expenses

The following table summarizes our operating expenses for the three months ended December 31, 2013 and 2012, respectively:

Operating Expenses	December 31, 2013	December 31, 2012	Variance	%
Selling, general and administrative	$520,003	$599,499	$(79,496)	-13.26%
Depreciation and amortization expenses	319,395	203,499	115,896	56.95%
Research and development expenses	445	120,086	(119,641)	-99.63%
Total operating expenses	$839,843	$923,084	$(83,241)	-9.02%

Total operating expenses for the three months ended December 31, 2013 decreased $83,241 or 9.02% as compared to the corresponding period in 2012. The decrease in operating expenses was primarily attributable to all research and development expenses have been amortized out during July, 2013..

Interest Income and Interest Expense

Interest income was $24,808 for the three months ended December 31, 2013 as compared to $62,035 for the three months ended December 31, 2012. This decrease of $37,227 or 60.01% was primarily due to the decrease in deposits in the bank. The balance of deposits in bank was $28,587,552 as of December 31, 2013 and $33,829,725 as of December 31, 2012.

Interest expense was $21,223 for the three months ended December 31, 2013 as compared to $32,517 for the three months ended December 31, 2012. This decrease of $11,294 or 34.73% was primarily due to the decrease in short-term loan. The average daily short-term loan was $1,268,219 and $1,427,340 for the three months ended December 31, 2013 and 2012, respectively.

Income Taxes

Income taxes decreased $15,980, or 100.00%, from $15,980 for the three months ended December 31, 2012 to $0 for the three months ended December 31, 2013. The Company had no income taxes because of a net loss in the amount of $288,030 for the three months ended December 31, 2013.

Net Loss and Loss Per Share

Net loss was $288,030 for the three months ended December 31, 2013, as compared to $393,559 for the three months ended December 31, 2012. This decrease of $105,529 or 26.81% in net loss was primarily attributable to the decrease in operating expenses in the amount of $83,241.

Loss per share was $0.01 and $0.01 for the three months ended December 31, 2013 and 2012 respectively, which remained stable.

The following table summarizes the results of our operations for the six months ended December 31, 2013 and 2012, respectively:

	December 31, 2013	December 31, 2012	Variance	%
Revenues	$3,945,804	$4,156,929	$(211,125)	-5.08%
Humankind	3,194,822	3,459,202	(264,380)	-7.64%
HLJ Huimeijia	750,982	697,727	53,255	7.63%
Cost of Goods Sold	3,249,235	3,237,927	11,308	0.35%
Humankind	2,724,676	2,754,162	(29,486)	-1.07%
HLJ Huimeijia	524,559	483,765	40,794	8.43%
Gross Profit	696,569	919,002	(222,433)

Revenue

Total revenues decreased by $211,125 or 5.08% for the six months ended December 31, 2013 as compared to the same period in 2012. This decrease in revenues was primarily due to a decrease of $264,380 or 7.64% in product sales in Humankind for the six months ended December 31, 2013 as compared to the same period in 2012, partially offset by an increase of $53,255 or 7.63% in HLJ Huimeijia. The decrease in Humankind was mainly attributable to the decrease in sales volume as compared to the same period in 2012.

Our total cost of sales increased $11,308 or 0.35% for the six months ended December 31, 2013 as compared to the same period in 2012. This increase was primarily to an increase of $40,794 or 8.43% in HLJ Huimeijia, offset by a decrease of 29,486 or 1.07% in Humankind. The increase in cost of sales of HLJ Huimeijia was due to an increase in sales volume, and the decrease in cost of sales of Humankind was attributable to the decrease in sales volume.

Our gross margin decreased 4.45% from 22.11% for the six months ended December 31, 2012 to 17.65% for the six months ended December 31, 2013. This decrease was primarily due to the Humankind’s gross margin decreased 5.67% from 20.38% for the six months ended December 31, 2012 to 14.72% for the six months ended December 31, 2013. The gross margin decrease was primarily attributable to the sales prices of Waterlilies Soft Capsule (Sailuozhi) decrease by 13% and cost of raw materials increased compared to the same period in 2012.

Sales by Product Line

The following table summarizes a break-down of our sales by major product line for the six months ended December 31, 2013 and 2012, respectively:

	December 31, 2013		December 31, 2012
Product Category*	Sales US$	% of Sales	Sales US$	% of Sales
Humankind
Waterlilies Soft Capsule (Sailuozhi)	$2,039,234	51.68%	$2,213,125	53.24%
Propolis and Black Ant Capsule	1,155,588	29.29%	950,198	22.86%
Virility Max Capsule	-	-	66,979	1.61%
Colon Cleanser Capsule	-	-	53,023	1.28%
New looks-28 Set	-	-	175,877	4.23%
HLJ huimeijia
Muskiness Bone Strengthener Paste	222,390	5.64%	225,263	5.42%
Muskiness Pain Relieving Paste	91,416	2.32%	70,877	1.71%
Injury and Rheumatism relieving Paste	70,181	1.78%	61,723	1.48%
Refining GouPi Cream	95,798	2.43%	76,755	1.85%
Injury and Paralysis Tincture	29,715	0.75%	21,117	0.51%
Ge Hong Beriberi Water	2,194	0.06%	2,818	0.07%
Matrine Suppositories	1,826	0.05%	1,666	0.04%
Pelvic Inflammation Suppository	9,587	0.24%	14,332	0.34%
Indometacin and Furazolidone Suppositories	12,202	0.31%	10,894	0.26%
Triamcinolone Acetonide and Neomycin Paste	17,380	0.44%	22,107	0.53%
Compound Fluocinonide Tincture	434	0.01%	64	0.00%
Enema Glycerini	78,960	2.00%	89,119	2.14%
Hydrogen Peroxide Solution	16,134	0.41%	5,487	0.13%
Umguentum Acidi Borici Camphoratum	91,022	2.31%	78,188	1.88%
Ethacriding Lactate Solution	11,743	0.30%	6,216	0.15%
Policresulen Vaginal Suppository	-	-	11,101	0.27%
Total	$3,945,804	100.00%	$4,156,929	100%

*All of the products are manufactured by the Company except for the New Looks-28 Set.

Operating Expenses

The following table summarizes our operating expenses for the six months ended December 31, 2013 and 2012, respectively:

Operating Expenses	December 31, 2013	December 31, 2012	Variance	%
Selling, general and administrative	$1,054,695	$1,165,570	$(110,875)	-9.51%
Depreciation and amortization expenses	544,599	247,834	296,765	119.74%
Research and development	157,505	238,167	(80,662)	-33.87%
Total operating expenses	$1,756,799	$1,651,571	$105,228	6.37%

Total operating expenses for the six months ended December 31, 2013 increased $105,228 or 6.37%, as compared to the corresponding period in 2012. The higher operating expenses were primarily attributable to the increase in depreciation and amortization expenses in the amount of $296,765.

Interest Income and Interest Expense

Interest income was $64,102 for the six months ended December 31, 2013 as compared to $123,539 for the six months ended December 31, 2012. This decrease of $59,437, or 48.11%, was primarily due to the decrease in deposits in the bank. The balance of deposits in bank was $28,587,552 as of December 31, 2013 and $33,829,725 as of December 31, 2012.

Interest expense was $44,003 for the six months ended December 31, 2013 as compared to $77,050 for the six months ended December 31, 2012. This decrease of $33,047 or 42.89% was primarily due to the decrease in short-term loan. The daily average short-term loan was $1,212,571 and $1,592,096 for the six months ended December 31, 2013 and 2012, respectively.

Income Taxes

Income taxes decreased $23,723 or 100.00%, from $23,723 for the six months ended December 31, 2012 to $0 for the six months ended December 31, 2013. The Company had no income taxes because of a net loss in the amount of $1,006,003 for the six months ended December 31, 2013.

Net Loss and Loss Per Share

Net loss was $1,006,003 for the six months ended December 31, 2013, as compared to $709,921 for the six months ended December 31, 2012. This increase of $296,082 in net loss was primarily attributable to a decrease in the revenue and interest income amounted to $270,562.

Loss per share was $0.02 and $0.01 for the six months ended December 31, 2013 and 2012 respectively, as a result of the above increase in net loss.

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

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of December 31, 2013 and 2012 and for each of the six months then ended:

	2013	2012
As of December 31:
Cash and cash equivalents	$28,587,552	$33,829,725
Working capital	$25,720,485	$32,175,645
Inventories	$951,534	$1,166,945
For the Six Months Ended December 31:
Cash provided by (used in):
Operating activities	$(1,103,130)	$4,295,403
Investing activities	$(91,420)	$(213,028)
Financing activities	$520,501	$163,985

As of December 31, 2013, cash and cash equivalents were $28,587,552 as compared to $33,829,725 at December 31, 2012. Cash and cash equivalents decreased $280,981 from $28,868,533 as of June 30, 2013 to $28,587,552 as of December 31, 2013, primarily attributable to net cash used in operating activities of $1,103,130 and investing activities of $91,420, partially offset by net cash provided in financing activities of $520,501 and the effect of exchange rate changes of $393,068.  Cash and cash equivalents increased $5,059,568 from $28,770,157 as of June 30, 2012 to $33,829,725 as of December 31, 2012, primarily attributable to net cash provided by operating activities of $4,295,403 and financing activities of $163,985, and the effect of exchange rate changes of $813,208, partially offset by net cash used in investing activities of $213,028..

Our working capital at December 31, 2013 was $25,720,485, compared to working capital of $32,175,645 at December 31, 2012. This decrease of $6,119,007 or 17.98% was primarily attributable to a decrease in cash and cash equivalents of $5,242,173.

Net cash used in operating activities was $1,103,130 for the six months ended December 31, 2013, primarily attributable to net loss of $1,006,003 and net increase in accounts receivable of $875,957 due to Humankind extend the credit period, partially offset by depreciation and amortization expenses of $600,040 as reconciled and net decrease in advance to suppliers of $263,397 due to Humankind amortized out R&D expense.  Net cash provided by financing activities was $520,501 for the six months ended December 31, 2013, mainly due to proceeds of short-term loan of $491,162.  The effect of exchange rate changes on cash and cash equivalents of $393,068 for the six months ended December 31, 2013 was mainly the result of the currency appreciation of the RMB to the USD on the significant amount of cash and cash equivalents denominated in RMB held by the Company.  The foreign exchange rate of USD to RMB was 6.1374 to 1 as of June 30, 2013 and 6.0537 to 1 as of December 31, 2013.

Net cash provided by operating activities was $4,295,403 for the six months ended December 31, 2012, primarily attributable to net decrease in advance to suppliers of $3,601,752 due to the refund to the Company by the Harbin Songbei District Development and Construction Committee of approximately $3,370,732.41 on December 21, 2012 for the prepayment of the land use right, net decrease in accounts receivable of $1,188,910 due to collection of accounts receivable, and depreciation and amortization expenses of $271,359 as reconciled, partially offset by net loss of $709,921.  Net cash used in investing activities was $213,028 for the six months ended December 31, 2012, including additional capital expenditures in construction in progress of $159,679 and purchases of property, plant and equipment of $53,349.  Net cash provided by financing activities was $163,985 for the six months ended December 31, 2012, mainly resulting from proceeds from related party debts of $803,424, partially offset by repayment of short-term loan of $635,113.  The effect of exchange rate changes on cash and cash equivalents of $393,068 for the six months ended December 31, 2013 was mainly the result of the currency appreciation of the RMB to the USD on the significant amount of cash and cash equivalents denominated in RMB held by the Company.  The foreign exchange rate of USD to RMB was 6.3530 to 1 as of June 30, 2012 and 6.2301 to 1 as of December 31, 2012.

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

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations is based on our consolidated and combined financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We evaluate our estimates on an on-going basis, including those related to property, plant and equipment, intangible assets, construction in progress, long-lived assets, deferred taxes, inventories, revenue recognition, accounts receivable, derivative warrant liability, warranty reserve, goodwill and intangibles, stock based compensation, and foreign currency transactions and translation. We base our estimates on historical experience and on various other market-specific assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ significantly from these estimates.

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

Principles of Consolidation

The accompanying consolidated and combined financial statements include China Health Industries Holdings, Inc., a Delaware corporation and a public company, and its four subsidiary companies, including China Health Industries Holdings Limited, Harbin Humankind Biology Technology Co., Limited, Harbin Huimeijia Medicine Company and Heilongjiang Huimeijia Pharmaceutical Co., Ltd.. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

On November 22, 2013, China Health Industries Holdings, Inc. (the “Company”) through its wholly owned subsidiary Harbin Humankind Biology Technology Co., Limited (“Humankind”) completed the acquisition of Heilongjiang Huimeijia Pharmaceutical Co., Ltd. (“HLJ Huimeijia”). HLJ Huimeijia and Humankind are under common control of Mr. Xin Sun, the CEO of the Company before and after the date of transfer. Humankind’s accounting policy adopted the guidance in ASC 805-50-05-5 for transfer of net assets between entities under common control to apply a method similar to the pooling-of-interests method. Under thi method, the financial statements of Humankind shall report results of operations for the period in which the transfer occurs as though the transfer of net assets had occurred at the beginning of the period. Results of operations for that period will thus comprise those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date to the end of the period. Similarly, Humankind shall present the statements of financial position and other financial information as of the beginning of the period as though the assets and liabilities had been transferred at that date. Financial statements and financial information of Humankind presented for prior years also shall be retrospectively adjusted to furnish comparative information.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Significant estimates and assumptions by management include, among others; useful lives of long-lived assets and intangible assets, valuation of inventory, accounts receivable and notes receivable, impairment analysis of long-lived assets, construction in progress, intangible assets and deferred taxes. While the Company believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. As of December 31, 2013 and June 30, 2013, the balance of allowance for doubtful accounts were $9,910 and $9,979, respectively.

Inventory

Inventory consists of raw materials, work in process and finished goods of manufactured products. Inventory is stated at lower of cost or market and consists of materials, labor and overhead. The weighted average method is used for inventory valuation by HLJ Huimeijia. The first-in, first-out (“FIFO”) method is used for inventory valuation by other entities of the Company. Overhead costs included in finished goods include direct labor cost and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory as well as inventory the volume of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. Inventory amounts are reported net of such allowances. There was no inventory allowance as of December 31, 2013 and June 30, 2013, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment,” and FASB ASC Topic 205“Presentation of Financial Statements.” The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of December 31, 2013 and June 30, 2013, the Company has not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of our intangible assets could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy or (iv) any failure to meet the performance projections included in our forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets for the six months ended December 31, 2013 and 2012, respectively.

Construction in Progress

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. Costs classified to construction in progress include all costs of obtaining the asset and bringing it to the location and condition necessary for its intended use. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service.

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment recorded for construction in progress for the six months ended December 31, 2013 and 2012, respectively.

Translation of Foreign Currencies

Humankind, Huimeijia and HLJ Huimeijia maintain their books and accounting records in PRC currency “Renminbi” (“RMB”), which has been determined as the functional currency. Transactions denominated in currencies other than RMB are translated into RMB at the exchange rates prevailing on the date of the transactions, as quoted by the Federal Reserve Board. Foreign currency exchange gains and losses resulting from these transactions are included in operations.

Humankind, Huimeijia and HLJ Huimeijia’s financial statements are translated into the reporting currency, the United States Dollar (“USD”). Assets and liabilities of the above are translated at the prevailing exchange rate at each reporting period end date. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from the translation of these financial statements are reflected as accumulated other comprehensive income in shareholders’ equity.

Revenue Recognition

The Company recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exits and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at discounted selling price and allows its customers to return product for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for such returns based upon historical experience. For the six months ended December 31, 2013 and 2012, there was no such provision recorded.

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

In July 2006 the FASB issued FIN 48(ASC 740-10), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (ASC 740), which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48(ASC 740- 10), tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

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

At the conclusion of the period ended December 31, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting discussed below, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have come to management’s attention during the quarter ended December 31, 2013 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

/s/ Xin Sun
By:	Xin Sun
Title:	Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)
Date:	February 19, 2014

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Attached as Exhibits 101 to this Quarterly Report on Form 10-Q are the following financial statements for the quarter ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements. The XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.