Form 10-Q
period 2014-03-31
China Health Industries Holdings, Inc.
filed 2014-05-20
CIK 1309057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 12, 2014, there are 62,239,737 shares of common stock, $0.0001 par value, issued and outstanding.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements	1

	Consolidated and Combined Balance Sheets As of March 31, 2014 and June 30, 2013 (Unaudited)	1

	Consolidated and Combined Statements of Operations and Comprehensive Income For the Three Months and Nine Months Ended March 31, 2014 and 2013 (Unaudited)	2

	Consolidated and Combined Statements of Cash Flows For the Nine Months Ended March 31, 2014 and 2013 (Unaudited)	3

	Notes to Consolidated and Combined Financial Statements As of March 31, 2014 (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II	OTHER INFORMATION

Item 6.	Exhibits	26

Signatures		27

Exhibits/Certifications		28

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED BALANCE SHEETS

(Unaudited)

	March 31, 2014	June 30, 2013
ASSETS
Current assets
Cash and cash equivalents	$27,052,042	$28,868,533
Notes receivable	15,864	34,413
Accounts receivable, net	1,829,038	136,414
Inventory	1,129,339	1,004,642
Other receivables, net	84,242	108,029
Advance to suppliers	48,436	171,598
Prepaid expenses	5,791	156,750
Total current assets	30,164,752	30,480,379

Property, plant and equipment, net	4,525,568	2,561,067
Intangible assets, net	5,801,217	6,316,925
Construction in progress	186,834	2,345,026
Total assets	$40,678,371	$41,703,397
LIABILITIES AND EQUITY

Current liabilities
Short-term loans	$1,608,648	$1,140,548
Accounts payable and accrued expenses	721,909	679,554
Advance from customers	209,910	200,761
Related party debts	1,934,045	2,138,454
Wages payable	61,289	185,096
Taxes payable	370,944	255,588
Total current liabilities	4,906,745	4,600,001

Equity
Common stock, ($0.0001 par value, 300,000,000 shares authorized, 62,239,737 issued and outstanding as of March 31, 2014 and June 30, 2013, respectively)	6,224	6,224
Additional paid-in capital	27,317	27,317
Accumulated other comprehensive income	3,175,099	3,636,312
Statutory reserve	38,679	38,679
Retained earnings	32,524,063	33,394,548
Total stockholders' equity	35,771,382	37,103,080
Non-controlling interests	244	316
Total equity	35,771,626	37,103,396

Total liabilities and equity	$40,678,371	$41,703,397

 The accompanying notes are an integral part of these consolidated and combined financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

REVENUE	$2,555,394	$2,725,308	$6,501,198	$6,882,237

COST OF GOODS SOLD	1,781,580	2,514,732	5,030,815	5,752,659

GROSS PROFIT	773,814	210,576	1,470,383	1,129,578

OPERATING EXPENSES
Selling, general and administrative expenses	540,192	353,995	1,594,887	1,561,247
Depreciation and amortization expenses	42,684	48,914	587,283	255,066
Research and development expenses	47	120,491	157,552	358,658
Total operating expenses	582,923	523,400	2,339,722	2,174,971

INCOME (LOSS) FROM OPERATIONS	190,891	(312,824)	(869,339)	(1,045,393)

OTHER INCOME (EXPENSES)
Interest income	23,644	66,951	87,746	190,490
Interest expense	40,277	22,164	84,280	99,214
Other expenses, net	38,810	48	4,682	166
Total other income (expenses), net	(55,443)	44,739	(1,216)	91,110

INCOME (LOSS) BEFORE INCOME TAXES	135,448	(268,085)	(870,555)	(954,283)

Provision for income taxes	-	93	-	23,816

NET INCOME (LOSS)	135,448	(268,178)	(870,555)	(978,099)
Less: net income (loss) attributable to non-controlling interests	1	(47)	(70)	(166)
Net income (loss) attributable to China Health Industries Holdings	135,447	(268,131)	(870,485)	(977,933)
Foreign currency translation gain (loss)	(970,760)	116,732	(460,681)	847,865
Comprehensive income (loss)	(835,312)	(151,446)	(1,331,236)	(130,234)
Less: comprehensive income (loss) attributable to non-controlling interests	(7)	(45)	(73)	(156)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHINA HEALTH INDUSTRIES HOLDINGS	$(835,305)	$(151,401)	$(1,331,163)	$(130,078)

Net loss attributable to China Health Industries Holdings' shareholders per share are:
Basic & diluted loss per share	$-	$-	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	62,239,737	62,239,737	62,239,737	62,239,737

The accompanying notes are an integral part of these consolidated and combined financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	March 31, 2014	March 31, 2013

Cash Flows from Operating Activities
Net loss available to China Health Industries Holdings	$(870,485)	$(977,933)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	690,619	353,828
Bad debt expenses	(2,166)	-
Non-controlling interests	(70)	(166)
Changes in operating assets and liabilities:
Accounts receivable	(1,722,779)	2,263,421
Notes receivable	18,438	(11,351)
Other receivables	22,819	7,873
Inventory	(139,946)	69,602
Due from related parties	(1,604)	-
Advance to Suppliers, prepaid expenses and long term deposit	274,820	3,517,721
Accounts payables and accrued expenses	88,950	58,753
Advance from customers and other payables	(25,153)	141,827
Wages payable	(123,648)	131,183
Taxes payable	120,744	(194,567)
Net cash provided by (used in) operating activities	(1,669,461)	5,360,191

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(102,151)	(54,115)
Purchases of intangible assets	(11,464)	(4,782,103)
Increase in construction in progress	-	(160,308)
Net cash used in investing activities	(113,615)	(4,996,526)

Cash Flows from Financing Activities
Payment of related party debts	(184,056)	(4,326)
Proceeds from related party debts	-	848,032
Payment of short-term loan	(1,146,381)	(637,614)
Proceeds from short-term loan	1,637,687	-
Net cash provided by financing activities	307,250	206,092

Effect of exchange rate changes on cash and cash equivalents	(340,665)	518,634

Net increase (decrease) in cash and cash equivalents	(1,816,491)	1,088,391

Cash and cash equivalents, beginning balance	28,868,533	28,770,157

Cash and cash equivalents, ending balance	$27,052,042	$29,858,548

Supplemental cash flow information
Cash paid for income taxes	$-	$240,951
Cash paid for interest expense	$90,613	$88,298

Non-cash activities:
Reclassification from construction in progress to property, plant and equipment	$2,166,812	$-

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

On December 31, 2008, China Health HK entered into a reverse merger with Universal Fog, Inc., a U.S. publicly traded shell company (the “Transaction”). China Health HK is the acquirer in the Transaction, and the Transaction has been treated as a recapitalization of China Health US. After the Transaction and a 20:1 reverse stock split, Mr. Xin Sun owned 61,203,088 shares of common stock, representing 98.3% of the 62,234,737 total outstanding shares of common stock of China Health US. On April 7, 2009, Mr. Sun transferred 28,200,000 shares of common stock to 296 individuals, leaving him with 33,003,088 shares of common stock of China Health US, or approximately 53.03% of the total outstanding shares of common stock. Universal Fog, Inc. changed its name to China Health Industries Holdings, Inc. on February 19, 2009.

On November 22, 2013, Humankind completed the acquisition of Heilongjiang Huimeijia Pharmaceutical Co., Ltd. (“HLJ Huimeijia”) for a total purchase price of $16,339,869 (RMB100,000,000) (the “Purchase Price”). HLJ Huimeijia was founded on October 30, 2003, and is engaged in the manufacturing and distribution of tincture, ointments, rubber paste (including hormones), topical solution, suppositories, liniment (including traditional Chinese medicine extractions), enemas and oral liquids. HLJ Huimeijia’s predecessor is Heilongjiang Xue Du Pharmaceutical Co., Ltd., which has established its brand name in the market through its supply of high quality medical products. HLJ Huimeijia is categorized as a “high and new technology” enterprise by the Science Technology Department in Heilongjiang Province. HLJ Huimeijia has 21 products which have been approved by, and have received approval numbers issued by, the China State Food and Drug Administration (the “CFDA”). In addition, HLJ Huimeijia is the holder of one patent for utility models, five patents for external design and two trademarks in China, including the Chinese brand name of “Xue Du” which has an established reputation among customers in northeastern China.

China Health US, China Health HK, Humankind, Huimeijia and HLJ Huimeijia are collectively referred herein to as the “Company.”

As of March 31, 2014, the Company’s corporate structure is as follows:

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated and combined financial statements have been prepared by Company without audit pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated and combined financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the years ended June 30, 2013 and 2012. These consolidated and combined financial statements include all adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The results of operations for the nine months ended March 31, 2014 may not be indicative of results that may be expected for the year ended June 30, 2014.

Principles of Consolidation

The accompanying consolidated and combined financial statements include China Health US and its four subsidiary companies, including China Health HK, Humankind Huimeijia, and HLJ Huimeijia. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

On November 22, 2013, China Health US, through its wholly owned subsidiary Humankind, completed the acquisition of HLJ Huimeijia. HLJ Huimeijia and Humankind are under the common control of Mr. Xin Sun, the CEO of the Company before and after the date of transfer. Humankind’s accounting policy adopted the guidance in ASC 805-50-05-5 for the transfer of net assets between entities under common control to apply a method similar to the pooling-of-interests method. Under this method, the financial statements of Humankind shall report results of operations for the period in which the transfer occurs as though the transfer of net assets had occurred at the beginning of the period. Results of operations for that period will thus comprise both those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date to the end of the period. Similarly, Humankind shall present the statements of financial position and other financial information as of the beginning of the period as though the assets and liabilities had been transferred at that date. Financial statements and financial information of Humankind presented for prior years also shall be retrospectively adjusted to furnish comparative information.

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

As of March 31, 2014 and June 30, 2013, the Company’s uninsured bank balance was mainly maintained at financial institutions located in the PRC and HK, totaled $27,052,042 and $28,868,533 respectively. The Company has no insured bank balance as of March 31, 2014 and June 30, 2013, respectively.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. As of March 31, 2014 and June 30, 2013, the balances of allowance for doubtful accounts were $7,725 and $9,979, respectively.

Advance to Suppliers

Advance to suppliers principally includes advances to suppliers. The Company periodically makes advances to certain vendors for purchases of raw materials, and records these purchases as advance to suppliers. As of March 31, 2014 and June 30, 2013, advance to suppliers amounted to $48,436 and $171,598, respectively.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. As of March 31, 2014 and June 30, 2013, prepaid expenses amounted to $5,791 and $156,750, respectively.

Inventory

Inventory consists of raw materials, work in progress and finished goods of manufactured products.

Inventory is stated at lower of cost or market and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other entities of the Company use the first-in, first-out (“FIFO”) method is used for inventory valuation. Overhead costs included in finished goods include direct labor cost and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory as well as inventory the volume of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. There was no inventory allowance provided for the nine months ended March 31, 2014 and 2013, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment,” and FASB ASC Topic 205“Presentation of Financial Statements.” The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of March 31, 2014 and June 30, 2013, the Company has not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

Property, Plant and Equipment

Property, plant and equipment are carried at the lower of cost or fair value. Maintenance, repairs and minor renewals are expensed as incurred; major renewals and improvements that extend the lives or increase the capacity of plant assets are capitalized.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the results of operations in the reporting period of disposition.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The percentages or depreciable life applied are:

Building, Warehouse and Improvements	20 to 30 years
Office Equipment	3 to 7 years
Transportation Equipment	5 to 15 years
Machinery and Equipment	7 to 15 years

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of our intangible assets could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy or (iv) any failure to meet the performance projections included in our forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets for the nine months ended March 31, 2014 and 2013, respectively.

Construction in Progress

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. Costs classified as construction in progress include all costs of obtaining the asset and bringing it to the location and condition necessary for its intended use. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service.

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment recorded for construction in progress for the nine months ended March 31, 2014 and 2013, respectively.

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

Humankind, Huimeijia and HLJ Huimeijia’s financial statements are translated into the reporting currency, the United States Dollar (“USD”). Assets and liabilities of the above entities are translated at the prevailing exchange rate at each reporting period end date. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from the translation of these financial statements are reflected as accumulated other comprehensive income in shareholders’ equity and noncontrolling interests.

Revenue Recognition

The Company recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exits and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience for the nine months ended March 31, 2014 and 2013, respectively.

Cost of Goods Sold

Cost of goods sold consists primarily of the costs of raw materials, freight charges, direct labor, depreciation of plants and machinery, warehousing and overhead costs associated with the manufacturing process and commission expenses.

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

Enterprise Income Tax

Under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC (the “EIT Law”), income tax is payable by enterprises at a rate of 25% of their taxable income.

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

Value added tax payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. Value added taxes for the nine months ended March 31, 2014 and 2013 were $885,387 and $925,923, respectively.

Sales Taxes and Sales-Related Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual VAT paid as taxes on maintaining and building cities and education additional fees, both of which belong to sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. Sales taxes and sales-related taxes for the nine months ended March 31, 2014 and 2013 were $112,614 and $114,565, respectively.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the nine months ended March 31, 2014 and 2013, the Company had no potential dilutive common stock equivalents outstanding.

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

NOTE 3 - ACQUISITION

On November 22, 2013, the Company, through its wholly owned subsidiary Humankind, completed the acquisition of HLJ Huimeijia for a total purchase price of $16,339,869 (RMB100,000,000) (the “Purchase Price”). We have accounted for this acquisition in accordance with the FASB’s revised accounting standards for business combinations under common control. We have included the financial results of HLJ Huimeijia according to their carrying value in our consolidated results from the acquisition date. The assets and liabilities of HLJ Huimeijia shall be measured according to their book value as of closing of the acquisition on November 22, 2013. The difference between the book value of net assets of the HLJ Huimeijia and the book value of the consolidation price paid had been adjusted the capital public reserve, due to the capital public reserve is not enough to be deducted, and the retained earnings have been adjusted.

NOTE 4 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable amounted to $1,829,038 and $136,414, respectively, net of allowance for doubtful accounts amounting to $7,725 and $0 as of March 31, 2014 and June 30, 2013, respectively. The Company offered thirty (30) day payment terms for sales before November 2013 and ninety (90) day payment terms for sales after November 2013.

NOTE 5 - INVENTORIES

Inventories consisted of following:

	March 31, 2014	June 30, 2013
Raw Materials	$553,677	$430,282
Work in Progress	240,205	230,897
Finished Goods	335,457	343,463
Total	$1,129,339	$1,004,642

NOTE 6 - CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:

	March 31, 2014	June 30, 2013
Plant - HLJ Huimeijia	$150,318	$153,593
Warehouse - HLJ Huimeijia	34,586	35,031
Plant and Production Lines - Huimeijia	1,930	1,955
Interior Decoration - Humankind	-	814,677
Warehouse - Humankind	-	684,330
Office Building - Humankind	-	655,440
Total	$186,834	$2,345,026

As of March 31, 2014, a plant was completed and $150,318 (RMB 942,662) was recorded as a cost of construction in progress at HLJ Huimeijia. The project is now waiting for final inspection, examination and government approval. The balance will be transferred to property, plant and equipment upon receipt of government approval, and the plant will be placed in service.

On December 8, 2012, Humankind entered into an agreement with a contractor for the interior decoration of the office building and the warehouse. As of March 31, 2014, the project was completed and the cost of construction in progress had been transferred to the property, plant and equipment account. The estimated total cost of construction was $0 and $814,677 (RMB 5,000,000) as of March 31, 2014 and June 30, 2013, respectively.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2014	June 30, 2013
Building, Warehouses and Improvements	$4,696,118	$2,602,119
Machinery and Equipment	961,395	871,799
Office Equipment	107,889	108,276
Transportation Equipment	231,093	234,068
Other	24,130	24,440
Less Accumulated Depreciation	(1,495,057)	(1,279,635)
Total	$4,525,568	$2,561,067

Depreciation expense was $235,866 and $185,500 for the nine months ended March 31, 2014 and 2013, respectively. Depreciation expense charged to operations was $132,530 and $86,738 for the nine months ended March 31, 2014 and 2013, respectively. Depreciation expense charged to cost of goods sold was $103,336and $98,762 for the nine months ended March 31, 2014 and 2013, respectively.

The Company transferred construction in progress to property, plant and equipment in the amount of $2,166,812 for the nine months ended March 31, 2014.

As of March 31, 2014, the building of HLJ Huimeijia in the book value of $1,452,329 has been mortgaged for the working capital loan in the principal amount of $1,608,648 (RMB 10,000,000). As of June 30, 2013, the building of HLJ Huimeijia in the book value of $1,471,024 has been mortgaged for the working capital loan in the principal amount of $1,140,548 (RMB 7,000,000).

NOTE 8 - INTANGIBLE ASSETS

The following is a summary of intangible assets:

	March 31, 2014	June 30, 2013
Land Use Rights – Humankind	$1,019,559	$1,032,682
Health Supplement Product Patents – Humankind	4,825,944	4,888,064
Pharmaceutical Patents - HLJ Huimeijia	144,132	134,582
Land Use Rights - HLJ Huimeijia	697,363	706,339
Less: Accumulated Amortization	(885,781)	(444,742)
Total	$5,801,217	$6,316,925

All land in the PRC belongs to the State. Enterprises and individuals can pay the State a fee to obtain the right to use a piece of land for commercial purposes or residential purposes for an initial period of 50 years or 70 years, respectively. The land use right can be sold, purchased, and exchanged in the market. The successor owner of the land use right will have the right to use the land for the time remaining on the initial period.

Amortization expense charged to operations was $454,753 and $168,328 for the nine months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, land use rights of HLJ Huimeijia with the book value of $697,363 have been mortgaged for a working capital loan in the principal amount of $1,608,648 (RMB 10,000,000). As of June 30, 2013, land use rights of HLJ Huimeijia with a book value of $706,339 have been mortgaged for a working capital loan in the principal amount of $1,140,548 (RMB 7,000,000).

NOTE 9 - SHORT-TERM LOAN

On November 30, 2012, HLJ Huimeijia entered into a loan agreement with Longjiang Bank, Mudanjiang Hailin Branch (the “Bank”) for a working capital loan in the principal amount of $1,140,548 (RMB 7,000,000) at an interest rate of 7.8% per annum. The loan had a one-year term with a maturity date on November 29, 2013, and was secured by the land use right and the building of HLJ Huimeijia. As of June 30, 2013, the Company’s short-term loan was $1,140,548 (RMB 7,000,000). The loan was paid off on November 22, 2013.

On November 20, 2013, HLJ Huimeijia entered into a short-term loan agreement with the Bank for a working capital loan in the principal amount of $1,608,648 (RMB 10,000,000), at an interest rate that is 10% higher than the bench mark. The loan was secured by the land use right and the building of HLJ Huimeijia, with a maturity date of November 19, 2014. As of March 31, 2014, the Company’s short-term loan was $1,608,648 (RMB 10,000,000).

Interest expenses were $ $84,280 and $99,214 for the nine months ended March 31, 2014 and 2013, respectively.

NOTE 10 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun, Mr Sun Kai and Ms Man Haiping, consisted of the following:

	March 31, 2014	June 30, 2013
Mr. Xin Sun	$1,896,428	$2,051,472
Mr. Kai Sun	37,617	38,101
Ms. Haiping Man	-	48,881
Total	$1,934,045	$2,138,454

These loans are unsecured and non-interest bearing and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun and Ms. Haiping Man are PRC citizens and family members of Xin Sun, the CEO of the Company.

NOTE 11 - INCOME TAXES

(a) Corporate income taxes

United States

China Health US was organized in the United States. China Health US had no taxable income for US income tax purposes for the three and nine months ended March 31, 2014. As of March 31, 2014, China Health US has a net operating loss carry forward for United States income taxes. Net operating loss carry forwards are available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and the continued losses of the US entity. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the three and nine months ended March 31, 2014 and 2013. Management reviews this valuation allowance periodically and makes adjustments accordingly.

Hong Kong

China Health HK was incorporated in the Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for income taxes have been made as China Health HK has no taxable income in Hong Kong.

People’s Republic of China

Under the EIT Law, the standard EIT rate is 25%. The PRC subsidiaries of the Company are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

The provision for income taxes on income consists of the following for the three months ended March 31, 2014 and 2013:

Provision for income taxes consisted of:

	Three months ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013
Current provision :
USA	$-	$-	$-	$-
China	-	93	-	23,816
Total current provision	-	93	-	23,816
Deferred provision:
USA	-	-	-	-
China	-	-	-	-
Total deferred provision	-	-	-	-
Total provision for income taxes	$-	$93	$-	23,816

Significant components of deferred tax assets were as follows:

	March 31, 2014	June 30, 2013
Deferred tax assets
Net operating loss carryforward	$88,338	$148,498
Depreciation and amortization expenses	48,613	-
Valuation allowance	(136,951)	(148,498)
Deferred tax assets, net	$-	$-

As of March 31, 2014, the Company accrued a 100% valuation allowance on its deferred tax assets based on the assessment on the probability of future reversion.

(b) Uncertain tax positions

There were no unrecognized tax benefits as of March 31, 2014 and June 30, 2013. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the three and nine months ended March 31, 2014 and 2013, the Company did not incur any interest and penalties arising from its tax payments.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

Rental expense was nil and $26,532 for the nine months ended March 31, 2014 and 2013, respectively. Since the Company terminated its rental agreement on January 9, 2013, it had no rental commitment as of March 31, 2014.

NOTE 13 - MAJOR SUPPLIERS AND CUSTOMERS

The Company had one supplier that in the aggregate accounted for 85% of the Company’s purchases for the nine months ended March 31, 2014.

The Company had four customers that in the aggregate accounted for 46% of the Company’s total sales for the nine months ended March 31, 2014, with each customer accounting for 12%, 12%, 11% and 11%, respectively.

The Company had one supplier that in the aggregate accounted for 79% of the Company’s total purchases for the nine months ended March 31, 2013.

The Company had six customers that in the aggregate accounted for 71% of the Company’s total sales for the nine months ended March 31, 2013 with each customer accounting for 13%, 12%, 12%, 12%, 11% and 11%, respectively.

NOTE 14 - SEGMENT REPORTING

The Company was organized into three main business segments based on the types of products being provided to customers: HLJ Huimeijia, Humankind and others. Each of the three operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income, and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

The following tables present summary information by segment as of and for the nine and three months ended March 31, 2014 and 2013, respectively:

	As of and For the Nine Months Ended March 31, 2014				As of and For the Nine Months Ended March 31, 2013
	HLJ Huimeijia	Humankind	Others	Consolidated	HLJ Huimeijia	Humankind	Others	Combined
Revenues	$980,495	$5,520,703	$-	$6,501,198	$943,375	$5,938,862	$-	$6,882,237
Cost of revenues	712,868	4,317,947	-	5,030,815	692,741	5,059,918	-	5,752,659
Gross profit	267,627	1,202,756	-	1,470,383	250,634	878,944	-	1,129,578
Interest expense	84,280	-	-	84,280	99,214	-	-	99,214
Depreciation and amortization	88,093	492,142	7,048	587,283	192,529	62,537	-	255,066
Income tax	-	-	-	-	-	23,816	-	23,816
Total capital expenditures	37,299	64,852	-	102,151	51,186	2,929	-	54,115
Total assets	$3,508,374	$37,071,786	$98,211	$40,678,371	$3,512,199	$37,958,096	$107,568	$41,577,863

	As of and For the Three Months Ended March 31, 2014				As of and For the Three Months Ended March 31, 2013
	HLJ Huimeijia	Humankind	Others	Consolidated	HLJ Huimeijia	Humankind	Others	Combined
Revenues	$229,513	$2,325,881	$-	$2,555,394	$245,648	$2,479,660	$-	$2,725,308
Cost of revenues	188,309	1,593,271	-	1,781,580	208,976	2,305,756	-	2,514,732
Gross profit	41,204	732,610	-	773,814	36,672	173,904	-	210,576
Interest expense	40,277	-	-	40,277	22,164	-	-	22,164
Depreciation and amortization	(131,801)	174,487	(2)	42,684	18,417	30,497	-	48,914
Income tax	-	-	-	-	-	93	-	93
Total capital expenditures	(427)	18	-	(409)	703	63	-	766
Total assets	$3,508,374	$37,071,786	$98,211	$40,678,371	$3,512,199	$37,958,096	$107,568	$41,577,863

NOTE 15 - SUBSEQUENT EVENTS

Management has considered all events occurring through May 20, 2014, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2014 have been incorporated into the accompanying consolidated and combined financial statements, and those requiring disclosure have been fully disclosed in accordance with FASB ASC Topic 855, “Subsequent Events”.

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

Our business is conducted through our sales agents and sales personnel. We sell our products to our own sales personnel and our sales agents, who in turn sell our products to our end customers. We have sales agents located in Jiangsu, Zhejiang, Gansu, Shanghai, Anhui and Beijing, where most of our revenues are generated. Our sales through agents in Beijing, Zhejiang, Jiangsu, Shanghai, Gansu and Anhui provinces accounted for 12%, 12%, 11%, 11%, 10% and 9% of our total sales, respectively, for the nine months ended March 31, 2014. Although we do not currently sell our products online, we expect to do so in the future.

1.	Humankind

Humankind was incorporated in the PRC on December 14, 2003 and completed its Good Manufacturing Practice (“GMP”) certification on April 24, 2007. It is engaged in the manufacture and sale of health products, “green” (or organic) food and the detection of disease susceptibility or pre-disposition through genetic studies.

Through Humankind, we are licensed to manufacture and sell two health supplement products, which have a State Good Health Issue Number as provided below. Humankind distributes and sells six kinds of health food and one kind of cosmetics product. In addition, the Company purchased 12 health supplement products on January 18, 2013 from a third-party company based in Guangdong province for a total $4,825,944 (RMB30,000,000).

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

2.	HLJ Huimeijia

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

Through HLJ Huimeijia, we are licensed to manufacture and sell twenty one products with approval numbers issued by the CFDA as following:

	English Name	Efficacy
1	Enema Glycerini	Lubricating laxative. Used for constipation.
2	Umguentum Acidi Borici Camphoratum	Dermerethistica. Used for chilblain.
3	Ge Hong Beriberi Water	Dehumidification insecticide. Used for tinea pedis and tinea manuum caused by damp toxin brewing and binding, and other skin diseases caused by enzyme.
4	Pelvic Inflammation Suppository	Heat-clearing and detoxifying; activating blood to promote menstruation disperse swelling and relieve pain. Used for toxin and blood stasis stagnation in the uterus, distending pain in the lower abdomen, irregular menses, algomenorrhea and leukorrhagia, as well as pelvic inflammation and annexitis with the aforementioned symptoms.
5	Injury and Paralysis Tincture	Warm channel and expelling cold, promoting blood circulation to arrest pain. Used to relieve pain caused by traumatic injury and sprain.
6	Indometacin and Furazolidone Suppositories	Anti - inflammatory painkiller. Used to treat acute hemorrhoid, including internal hemorrhoids, external hemorrhoids, mixed hemorrhoids, anal fissure or archosyrinx and relieve pain; Used to ease pain after the operation of anal fissure, archosyrinx or hemorrhoids.
7	Injury and Rheumatism Relieving Paste	Dispelling rheumatism and relieving pain. Used for headache, rheumatalgia, neuralgia, sprain and muscular soreness.
8	Refining GouPi Cream	Relaxing tendon, invigorating the circulation of blood, dissipating cold and relieving pain. Used for arthralgia and myalgia, acute contusion, sprain, rheumatalgia, arthralgia, hypochondriac pain, muscular soreness, etc.
9	Muskiness Pain Relieving Paste	Expelling wind and removing dampness, relaxing the tendons and unblocking collateral. Used for rheumatic arthralgia, low back cold pain, traumatic injury, etc.
10	Muskiness Bone Strengthener Paste	Analgesia and anti-inflammatory. Used for rheumatalgia, arthralgia, backache, neuralgia, muscular soreness, sprain and contusion.
11	Matrine Suppositories	Antibacterial and antiphlogistic drugs. Used for trichomonas and candida vaginitis, chronic cervicitis, pelvic inflammation, etc.
12	Ethacriding Lactate Solution	Disinfectant and preservative drug. Used for disinfection of traumatic and disinfected wounds.
13	Triamcinolone Acetonide and Neomycin Paste	Used for neurodermatitis circumscripta and chronic eczema. Also used for small-scale psoriasis.
14	Double – Coptis Suppository	Course wind and resolving the exterior, heat-clearing and detoxifying. Used for influenza caused by affection of exogenous wind-heat, with symptoms of fever, cough and sore throat. Also used for upper respiratory tract infections and pneumonia, with symptoms of fever, cough and sore throat.
15	Methylrosanilinium Chloride Solution	Disinfectant and preservative drug.
16	Iodine Tincture	Disinfectant and preservative drug.
17	Mercurochrome Solution	Disinfectant and preservative drug..
18	Hydrogen Peroxide Solution	Disinfectant and preservative drug.
19	Halcinonide Cream	Grucocorticoid. External use drug only to be used on the skin. Used for dermatoneuritis and psoriasis.
20	Compound Fluocinonide Tincture	Grucocorticoid. Used for dermatoneuritis and psoriasis.
21	Policresulen Vaginal Suppository	Anti-microbial and hemostasis drug.

Results of Operations

The following table summarizes the results of our operations for the three months ended March 31, 2014 and 2013, respectively:

	March 31, 2014	March 31, 2013	Variance	%
Revenues	$2,555,394	$2,725,308	$(169,914)	-6.23%
Humankind	2,325,881	2,479,660	(153,779)	-6.20%
HLJ Huimeijia	229,513	245,648	(16,135)	-6.57%
Cost of Goods Sold	$1,781,580	$2,514,732	$(733,152)	-29.15%
Humankind	1,593,271	2,305,756	(712,485)	-30.90%
HLJ Huimeijia	188,309	208,976	(20,667)	-9.89%
Gross Profit	$773,814	$210,576	$563,238

Revenue

Total revenues decreased by $169,914, or 6.23%, for the three months ended March 31, 2014 as compared to the same period in 2013. The decrease in revenues was primarily due to a decrease of $153,779 or 6.20% in Humankind’s revenues and a decrease of $16,135 or 6.57% in HLJ Huimeijia’s revenues for the three months ended March 31, 2014 as compared to the same period in 2013. The decrease in revenues was mainly attributable to the decrease in sales volume as compared to the same period in 2013.

Our total cost of sales decreased $733,152 or 29.15% for the three months ended March 31, 2014 as compared to the same period in 2013. The decrease in cost of sales was primarily due to a decrease of $712,485 or 30.90% in Humankind’s cost of sales and a decrease of $20,667 or 9.89% in HLJ Huimeijia’s cost of sales for the three months ended March 31, 2014 as compared to the same period in 2013. The decrease in cost of sales was mainly a result of the decrease in sales volume.

Our gross margin increased 22.55%, from 7.73% for the three months ended March 31, 2013 to 30.28% for the three months ended March 31, 2014. This increase was attributable to the increase in Humankind’s sale prices since November 2013. The sales price for the Waterlilies Soft Capsule (Sailuozhi) increased 40%, and the sales price for the Propolis and Black Ant Capsule increased 31%, compared to the same period in 2013.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the three months ended March 31, 2014 and 2013, respectively:

	March 31, 2014		March 31, 2013
Product Category*	Sales US$	% of Sales	Sales US$	% of Sales
Humankind
Waterlilies Soft Capsule (Sailuozhi)	1,452,095	56.84%	1,557,001	57.13%
Propolis and Black Ant Capsule	873,786	34.19%	678,199	24.89%
Virility Max Capsule	-	-	263	0.01%
Colon Cleanser Capsule	-	-	209	0.01%
New Looks-28 Set	-	-	243,988	8.95%
HLJ Huimeijia
Muskiness Bone Strengthener Paste	69,417	2.72%	45,640	1.67%
Muskiness Pain Relieving Paste	24,455	0.96%	40,797	1.50%
Injury and Rheumatism relieving Paste	24,073	0.94%	43,885	1.61%
Refining GouPi Cream	19,733	0.77%	47,571	1.75%
Injury and Paralysis Tincture	5,284	0.21%	8,083	0.30%
Ge Hong Beriberi Water	9,836	0.38%	39	0.00%
Matrine Suppositories	24	0.00%	630	0.02%
Pelvic Inflammation Suppository	5,184	0.20%	5,536	0.20%
Indometacin and Furazolidone Suppositories	5,325	0.21%	6,874	0.25%
Triamcinolone Acetonide and Neomycin Paste	3,391	0.13%	5,694	0.21%
Compound Fluocinonide Tincture	-	-	293	0.01%
Enema Glycerini	49,127	1.92%	33,783	1.24%
Hydrogen Peroxide Solution	1,642	0.06%	507	0.02%
Umguentum Acidi Borici Camphoratum	11,914	0.47%	5,904	0.22%
Ethacriding Lactate Solution	108	0.00%	368	0.01%
Policresulen Vaginal Suppository	-	-	44	0.00%
Total	$2,555,394	100.00%	$2,725,308	100.00%

*All of the products are manufactured by the Company except the New Looks-28 Set.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2014 and 2013, respectively:

	March 31, 2014	March 31, 2013	Variance	%
Operating Expenses
Selling, general and administrative	$540,192	$353,995	$186,197	52.60%
Depreciation and amortization	42,684	48,914	(6,230)	-12.74%
Research and development	47	120,491	(120,444)	-99.96%
Total Operating Expenses	$582,923	$523,400	$59,523	11.37%

Total operating expenses for the three months ended March 31, 2014 increased $59,523, or 11.37%, as compared to the corresponding period in 2013. The increase in operating expenses was primarily attributable to an increase of $186,197, or 52.60%, in selling, general and administrative expense for the three months ended March 31, 2014 as compared to the same period in 2013, partially offset by a decrease of $120,444 or 99.96% in research and development expense.

Interest Income and Interest Expense

Interest income was $23,644 for the three months ended March 31, 2014, as compared to $66,951 for the three months ended March 31, 2013. This decrease of $43,307, or 64.68%, was primarily due to the decrease in deposits in the bank. The balance of deposits in the bank was $27,052,042 as of March 31, 2014 and $29,858,548 as of March 31, 2013.

Interest expense was $40,277 for the three months ended March 31, 2014, as compared to $22,164 for the three months ended March 31, 2013. This decrease of $18,113, or 81.72%, was primarily due to the increase in short-term loans. The average daily short-term loan was $1,638,681 and $1,124,900 for the three months ended March 31, 2014 and 2013, respectively.

Income Taxes

Income taxes decrease $93, or 100%, from $93 for the three months ended March 31, 2013 to $0 for the three months ended March 31, 2014. The Company had a decrease loss before income taxes in the amount of $135,448 for the three months ended March 31, 2014, as compared to loss before income taxes in the amount of $268,085 for the same period in 2013.

Net Income (Loss) and Loss Per Share

Net income was $135,448 for the three months ended March 31, 2014, as compared to loss of $21,336 for the three months ended March 31, 2013. This increase of $156,784, or 734.83%, in net income was primarily attributable to the decrease in cost of goods sold in the amount of $666,080, partially offset by the increase in general and administrative expense in the amount of $242,382.

Loss per share was $0.00 and $0.00 for the three months ended March 31, 2014 and 2013 respectively.

The following table summarizes the results of our operations for the nine months ended March 31, 2014 and 2013, respectively:

	March 31, 2014	March 31, 2013	Variance	%
Revenues	$6,501,198	$6,882,237	$(381,039)	-5.54%
Humankind	5,520,703	5,938,862	(418,159)	-7.04%
HLJ Huimeijia	980,495	943,375	37,120	3.93%
Cost of Goods Sold	$5,030,815	$5,752,659	$(721,844)	-12.55%
Humankind	4,317,947	5,059,918	(741,971)	-14.66%
HLJ Huimeijia	712,868	692,741	20,127	2.91%
Gross Profit	$1,470,383	$1,129,578	$340,805

Revenue

Total revenues decreased by $381,039, or 5.54%, for the nine months ended March 31, 2014 as compared to the same period in 2013. This decrease in revenues was primarily due to a decrease of $418,159, or 7.04%, in Humankind’s product sales for the nine months ended March 31, 2014 as compared to the same period in 2013, partially offset by an increase of $37,120, or 3.93%, in HLJ Huimeijia’s product sales. The decrease in Humankind’s product sales was mainly attributable to the decrease in sales volume as compared to the same period in 2013.

Our total cost of sales decreased $721,844, or 12.55%, for the nine months ended March 31, 2014 as compared to the same period in 2013. This decrease was primarily due to a decrease of $741,971, or 14.66%, in Humankind’s cost of sales, offset by an increase of $20,127, or 2.91%, in HLJ Huimeijia’s cost of sales. The decrease in Humankind’s cost of sales was due to the decrease in its sales volume, and the increase in HLJ Huimeijia’s cost of sales was attributable to the increase in its sales volume.

Our gross margin increased 6.21%, from 16.41% for the nine months ended March 31, 2013 to 22.62% for the nine months ended March 31, 2014. This increase was primarily due to a 6.99% increase in Humankind’s gross margin, from 14.80% for the nine months ended March 31, 2013 to 21.79% for the nine months ended March 31, 2014. The increase in gross margin was primarily attributable to an increase in the sales price of Waterlilies Soft Capsule (Sailuozhi) and a decrease in the cost of raw materials as compared to the same period in 2013.

Sales by Product Line

The following table summarizes a break-down of our sales by major product line for the nine months ended March 31, 2014 and 2013, respectively:

	March 31, 2014		March 31, 2013
Product Category*	Sales US$	% of Sales	Sales US$	% of Sales
Humankind
Waterlilies Soft Capsule (Sailuozhi)	$3,491,329	53.69%	$3,770,126	54.78%
Propolis and Black Ant Capsule	2,029,374	31.22%	1,628,397	23.66%
Virility Max Capsule	-	-	67,242	0.98%
Colon Cleanser Capsule	-	-	53,232	0.77%
New Looks-28 Set	-	-	419,865	6.10%
HLJ Huimeijia
Muskiness Bone Strengthener Paste	291,807	4.49%	270,903	3.94%
Muskiness Pain Relieving Paste	115,871	1.78%	111,674	1.62%
Injury and Rheumatism relieving Paste	94,254	1.45%	105,608	1.53%
Refining GouPi Cream	115,531	1.78%	124,326	1.81%
Injury and Paralysis Tincture	34,999	0.54%	29,200	0.42%
Ge Hong Beriberi Water	12,030	0.19%	2,857	0.04%
Matrine Suppositories	1,850	0.03%	2,296	0.03%
Pelvic Inflammation Suppository	14,771	0.23%	19,868	0.29%
Indometacin and Furazolidone Suppositories	17,527	0.27%	17,768	0.26%
Triamcinolone Acetonide and Neomycin Paste	20,771	0.32%	27,801	0.40%
Compound Fluocinonide Tincture	434	0.01%	357	0.01%
Enema Glycerini	128,087	1.97%	122,902	1.79%
Hydrogen Peroxide Solution	17,776	0.27%	5,994	0.09%
Umguentum Acidi Borici Camphoratum	102,936	1.58%	84,092	1.22%
Ethacriding Lactate Solution	11,851	0.18%	6,584	0.10%
Policresulen Vaginal Suppository	-	-	11,145	0.16%
Total	$6,501,198	100.00%	$6,882,237	100.00%

*All of the products are manufactured by the Company except the New Looks-28 Set.

Operating Expenses

The following table summarizes our operating expenses for the nine months ended March 31, 2014 and 2013, respectively:

	March 31, 2014	March 31, 2013	Variance	%
Operating Expenses
Selling, general and administrative	$1,594,887	$1,561,247	$33,640	2.15%
Depreciation and amortization	587,283	255,066	332,217	130.25%
Research and development	157,552	358,658	(201,106)	-56.07%
Total Operating Expenses	$2,339,722	$2,174,971	$164,751	7.57%

Total operating expenses for the nine months ended March 31, 2014 increased $164,751, or 7.57%, as compared to the corresponding period in 2013. The increase in operating expenses was primarily attributable to the increase in depreciation and amortization expense in the amount of $332,217, partially offset by the decrease in research and development expense in the amount of $201,106.

Interest Income and Interest Expense

Interest income was $87,746 for the nine months ended March 31, 2014, as compared to $190,490 for the nine months ended March 31, 2013. This decrease of $102,744, or 53.94%, was primarily due to the decrease in deposits in the bank. The balance of deposits in the bank was $27,052,042 as of March 31, 2014 and $29,858,548 as of March 31, 2013.

Interest expense was $84,280 for the nine months ended March 31, 2014, as compared to $99,214 for the nine months ended March 31, 2013. This decrease of $14,934, or 15.05%, was primarily due to the decrease in short-term loans. The daily average short-term loan was $1,354,379 and $1,427,650 for the nine months ended March 31, 2014 and 2013, respectively.

Income Taxes

Income taxes decreased $23,816, or 100%, from $23,816 for the nine months ended March 31, 2013 to $0 for the nine months ended March 31, 2014. The decrease was primarily attributable to the increase in loss before income taxes in the amount of $132,341.

Net Loss and Loss Per Share

Net loss was $870,555 for the nine months ended March 31, 2014, as compared to $978,099 for the nine months ended March 31, 2013. This decrease of $107,544 in net loss was primarily attributable to the decrease in cost of goods sold in the amount of $719,893, partially offset by the increase in depreciation and amortization expense in the amount of $332,217, the increase in general and administrative expense in the amount of $193,142, and the decrease in interest income in the amount of $102,744.

Loss per share was $0.01 and $0.02 for the nine months ended March 31, 2014 and 2013 respectively. This decrease was primarily a result of the above decrease in net loss.

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

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of March 31, 2014 and 2013 and for each of the nine months then ended:

	2014	2013
As of March 31:
Cash and cash equivalents	$27,052,042	$29,858,548
Working capital	$25,258,007	$29,016,771
Inventories	$1,129,339	$1,075,796
For the Nine Months Ended March 31:
Cash provided by (used in):
Operating activities	$(1,669,461)	$5,371,542
Investing activities	$(113,615)	$(5,007,877)
Financing activities	$307,250	$206,092

As of March 31, 2014, cash and cash equivalents were $27,052,042, as compared to $29,858,548 as of March 31, 2013. Cash and cash equivalents decreased $1,816,491, from $28,868,533 as of June 30, 2013 to $27,052,042 as of March 31, 2014, primarily attributable to net cash used in operating activities in the amount of $1,669,461 and investing activities in the amount of of $113,615, partially offset by net cash provided in financing activities in the amount of $307,250 and the effect of exchange rate changes in the amount of ($340,665). Cash and cash equivalents increased $1,088,391 from $28,770,157 as of June 30, 2012 to $29,858,548 as of March 31, 2013, primarily attributable to net cash provided by operating activities in the amount of $5,360,191 and financing activities in the amount of $206,092, and the effect of exchange rate changes in the amount of $518,634, partially offset by net cash used in investing activities in the amount of $4,996,526.

Our working capital at March 31, 2014 was $25,258,007, compared to working capital of $29,016,771 at March 31, 2013. This decrease of $3,758,764, or 12.95%, was primarily attributable to a decrease in cash and cash equivalents of $2,806,506.

Net cash used in operating activities was $1,669,461 for the nine months ended March 31, 2014, primarily attributable to a net loss available to China Health Industries Holdings in the amount of $870,485 and net increase in accounts receivable of $1,722,779 resulting from Humankind’s extension of the credit period, partially offset by depreciation and amortization expenses of $690,619 as reconciled and net decrease in advance to suppliers and prepaid expense of $274,820. Net cash provided by financing activities was $307,250 for the nine months ended March 31, 2014, mainly attributable to proceeds of short-term loans in the amount of $491,306, partially offset by payment of related party debts in the amount of $184,056. The effect of exchange rate changes on cash and cash equivalents in the amount of ($340,665) for the nine months ended March 31, 2014 was mainly a result of the effect of the appreciation of the RMB to the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The foreign exchange rate of USD to RMB was 6.1374 to 1 as of June 30, 2013 and 6.2164 to 1 as of March 31, 2014.

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

At the conclusion of the period ended March 31, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting discussed below, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have come to management’s attention during the quarter ended March 31, 2014 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

/s/ Xin Sun
By:	Xin Sun
Title:	Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)
Date:	May 20, 2014

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Attached as Exhibits 101 to this Quarterly Report on Form 10-Q are the following financial statements for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements. The XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

