Form 10-K
period 2014-06-30
China Health Industries Holdings, Inc.
filed 2014-09-29
CIK 1309057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ________________

Commission file number: 000-51060

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0827216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

168 Binbei Street, Songbei District, Harbin City Heilongjiang Province People’s Republic of China	150028
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of December 31, 2013 was approximately $26,839,529 (44,732,549 shares of common stock held by non-affiliates) based upon the closing price of the common stock on such date.

As of September 29, 2014, there were 62,239,737 shares of common stock, par value $0.0001 issued and outstanding.

PART I

Item 1.	Business.

Our History and Corporate Structure

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

Harbin Humankind Biology Technology Co., Limited (“Humankind”) was incorporated in Harbin City, Heilongjiang Province, the People’s Republic of China (the “PRC”) on December 14, 2003, as a limited liability company under the Company Law of the PRC. Humankind is engaged in the manufacturing and sale of health products.

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

China Health US, China Health HK, Humankind, Huimeijia and HLJ Huimeijia are collectively referred herein to as the “Company.”

Our corporate structure as of June 30, 2014 was as below:

Business Overview

Humankind was incorporated in the PRC on December 14, 2003, and completed its Good Manufacturing Practice (“GMP”) certificate on April 24, 2007, which will last until February 14, 2015 and is expected to extend after that. It is in the business of the manufacture and sale of health products.

Huimeijia was incorporated in the PRC on October 14, 2008. Huimeijia received its GMP certificate on July 23, 2009, which expired as of July 22, 2014. The Company currently has no operation. It plans to build new manufacturing facilities at HLJ Huimeijia and transfer the titles of 19 medical drugs from Huimeijia to HLJ Huimeijia. Up to present, the Company has already completed the design of the new facilities. We expect that HLJ Huimeijia will be the production base to manufacture 40 drugs including oral taken and external used products in around two years.

HLJ Huimeijia was founded on October 30, 2003, its latest GMP certificate was effective from November 12, 2009 to November 11, 2014, and is expected to extend after that. HLJ Huimeijia engages in the manufacture and distribution of tincture, ointments, rubber paste (including hormones), topical solution, suppositories, liniment (including traditional Chinese medicine extractions), enemas and oral liquids. Its predecessor is Heilongjiang Xue Du Pharmaceutical Co., Ltd., which had established brand name in the market through its supply of high-quality drug products. HLJ Huimeijia is a “high and new technology” enterprise that provides the most comprehensive types of topical medical products in Heilongjiang Province, a northeastern province of China.

Our business is conducted through our PRC subsidiaries, Humankind and HLJ Huimeijia. Our products are primarily sold through sales agents. We plan to develop chain-stores to sell our products and to eventually sell our products online.

Products

We have, through Humankind, the license to manufacture and sell 14 health supplement products, each of which have been assigned a Guo Shi Jian Zi number (as provided below).  In addition, although Humankind does not distribute and sell organic “Green” food, it plans to sell it in fiscal year of 2015.

We have, through HLJ Huimeijia, the license to manufacture and sell 21 products. In addition, HLJ Huimeijia holds one patent for utility models, five patents for external design, and two trademarks in China, including the Chinese characters of “Xue Du,” which has a good reputation amongst customers in northeastern China. Together with the 19 medical drugs Huimeijia is about to transfer to HLJ Huimeijia in around three years, HLJ Huimeijia is expected to manufacture 40 products including oral taken and external used medicines.

We are licensed to sell our products, including our medical drugs, only in the PRC.

(i)	Health Supplement

Our “QunLe” brand Sailuozhi soft capsule, which is made from frog oil, soybean isoflavone, procyanidine (made from grape seeds) and vitamin C, is for freckle removal and skin moisture supplements. The certification number issued by the China Food and Drug Administration (“CFDA”) on September 3, 2013, is 2013B1097, with an expiration date on September 2, 2018.

On May 12, 2010, we received a patent for this product (number 200610010394.4) under the name “Run Chao” (which has since been changed to “QunLe”) with the National Bureau of Intellectual Property.

Pursuant to a technology transfer agreement dated October 12, 2007 (the “ 2007 Technology Transfer Agreement”), we purchased a health product known as “Kindlink” brand propolis and black ant capsule made from propolis, black ant, acanthopanax and astragalus root from Beijing Jindelikang Bio-Technology Co., Ltd (“Jindelikang”). The change of the ownership has been approved by the CFDA.  This product is to boost one’s immunity. The certification number issued by the CFDA on August 20, 2004, for the license to manufacture the product is GuoShiJianZi G20040906. We have no continuing obligations under the Technology Transfer Agreement.

Pursuant to a technology transfer agreement dated January 18, 2013 (the “2013 Technology Transfer Agreement”), we purchased 12 health products from Guangzhou Aoda Biology Beauty Healthy Technology Co., Ltd, a non-affiliated party. These twelve products are the following:

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

-           Dr. Xiao Brand Huangjingdanggui Tablet (Guo Shi Jian Zi G20080201), which is effective in improving nutritional anemia and chloasma,

-           Dr. Xiao Brand Xingxing Soft Capsule (Guo Shi Jian Zi G20080080), which is effective in improving memory,

-           Dr. Xiao Brand Vitamin A Fish Oil Soft Capsule (Guo Shi Jian Zi G20080406), which is effective in relieving eyestrain,

-           Dr. Xiao Brand Colon Cleanser Granules (Guo Shi Jian Zi G20060061), which is effective in relaxing bowels and promoting the discharge of lead,

-           Dr. Xiao Brand Jianli Soft Capsule (Guo Shi Jian Zi G20050710), which is effective in increasing immunity and relieving physical fatigue, and

-           LB Brand Xinpin Capsule (Guo Shi Jian Zi G20050770), which is effective in dispelling chloasma.

The major suppliers of raw materials for our products who exceeded 10% of our total purchases in the fiscal years 2014 and 2013 are the following:

	Name of Supplier	Purchases (in U.S. Dollars)	% of Purchases
FY2014	Shukui Wang	5,151,325	74.32%
FY2013	Shukui Wang	5,186,068	80.34%

For the past two fiscal years, Mr. Shukui Wang has been our biggest supplier of raw materials.

The Company typically signs monthly purchase orders with its suppliers. All purchase orders with Mr. Wang and with our other suppliers are on similar terms. We shall remit payment to a supplier’s account no later than three business days after receiving products. A supplier shall deliver products no later than three business days after receiving a purchase order. The cost of delivery is borne by a supplier.

(iii)	Medical Drugs

Huimeijia purchased Harbin Dong Feng Medicine Company’s license to manufacture 19 medical drugs on September 16, 2008. Huimeijia is now the registered owner of the license, approved by the Heilongjiang Food and Medicine Supervising Bureau.

A description of the 19 medical drugs is as follows:

Serial No.	Product	Efficacy

1.	Stomach-Tonic Tablets	Invigorating stomach and relieving pain. Used in the treatment of pain from stomach distention, eructation with fetid odor and fecal disorders caused by gasterasthenia and dyspeptic retention.

2.	Pediatric Compound Sulfamethoxazole Tablets (0.125g)	Used in the treatment of 1. Urinary tract infection caused by sensitive strains of Escherichia coli, Klebsiella, Enterobacter, Proteus mirabilis, Bacillus proteus and Proteus morganli. 2. Acute otitis media in children over 2 years old caused by Streptococcus pneumoniae or Hemophilus influenza. 3. Acute episode of adult chronic bronchitis caused by Streptococcus pneumoniae or Hemophilus influenza. 4. Intestinal infection and Shigella infection caused by sensitive strains of Shigellaflexneri and Shigellasonnei. 5. Pneumonia caused by Pneumocystis carinii. 6. Prevention of pneumonia caused by Pneumocystis carinii. This product can be used for patients with a history of pneumonia caused by Pneumocystis carinii or adult HIV-infected patients whose CD4 lymphocyte count is dult HIV-infected patients whose CD4 lymphocyte countTurista caused by enterotoxic Escherichia coli.

3.	Pediatric Compound Sulfamethoxazole Tablets (0.25g)	Same as above.

4.	Pipemidic Acid Tablets	Used to treat urinary tract infection and bacterial infection of the intestines caused by sensitive gram negative bacilli.

5.	Metamizole Sodium Tablets	Used to relieve fever caused hyperpyrexia and also for headache, migrainous headache, courbature, arthralgia, menalgia etc. The product also has strong anti-rheumatism effects and can be used for acute rheumatic arthritis, but because the product may induce severe adverse reaction, it is seldom applied in the treatment of rheumatic diseases.

6.	Paracetamol Tablets	Used for fever caused by common cold or epidemic influenza and also for relieving light and moderate pain such as headache, arthralgia, migraines, tooth ache, courbature, neuralgia and menalgia.

7.	Pediatric Paracetamol, Artificial Cow-bezoar and Chlorphenamine Maleate Tablets	Used to relieve fever, headache, aching pain in extremities, sneezing, rhinorrhea, nasal obstruction, pharyngodynia and other symptoms in children caused by common cold or epidemic influenza.

8.	Compound Theophylling Hydrochloride Tablets	Used to treat bronchial asthma.

9.	Powerful Loquat Syrup	Used for the treatment of coughing and reduction of sputum caused by bronchitis.

10.	Purple Orange Cough Syrup	Relieving cough and eliminating sputum. Used to relieve coughing and excessive phlegm as well as expectoration.

11.	Cough Syrup of Loquat Leaf	Used to clear lungs, relieve coughs and eliminate sputumand excessive phlegm.

12.	Children’s Cough Syrup	Eliminating phlegm and relieving cough. Used to relieve coughs caused by the common cold in children.

13.	Pentoxyverine Citrate and Ammonium Chloride Syrup	Used for cough and expectoration.

14.	Schisandra Syrup	Tonifying vital energy and invigorating the kidneys. Used in the treatment for neurastheria, dizziness and insomnia.

15.	Ginseng Oral Liquid	Used to nourish renal “qi” and promote fluid production to quench thirst. Used to treat fatigue and acratia caused by deficiency of vital energy as well as poor appetite, cardiopalmus and shortness of breath, insomnia and forgetfulness.

16.	Compound Fluououracil Oral Solution	Used in the therapeutic treatment of digestive tract cancer (colon carcinoma and gastric carcinoma), mammary adenocarcinoma, primary hepatic carcinoma.

17.	Gossypol, Potassium Chloride and Vitamins B Capsules	Used in the treatment of uterine bleeding brought on by menopause.

18.	Compound Belladonna and Aluminum Hydroxide Powder	Used for relieving stomach pain, brash (heartburn) and acid reflux caused by gastric hypersecretion.

19.	Gentian and Sodium Bicarbonate Powder	Used for anorexia, gastric hypersecretion and dyspepsia.

In addition, HLJ Huimeijia has 21 products with approval numbers issued by the CFDA as following:

	English Name	Efficacy
1	Enema Glycerini	Lubricating laxative. Used for constipation.
2	Umguentum Acidi Borici Camphoratum	Dermerethistica. Used for chilblain.
3	Ge Hong Beriberi Water	Dehumidification insecticide. Used for tinea pedis and tinea manuum caused by damp toxin brewing and binding, and other skin diseases caused by enzyme.
4	Pelvic Inflammation Suppository	Heat-clearing and detoxifying; activating blood to promote menstruation disperse swelling and relieve pain. Used for toxin and blood stasis stagnation in the uterus, distending pain in the lower abdomen, irregular menses, algomenorrhea and leukorrhagia, as well as pelvic inflammation and annexitis with the aforementioned symptoms.
5	Injury and Paralysis Tincture	Warm channel and expelling cold, promoting blood circulation to arrest pain. Used to relieve pain caused by traumatic injury and sprain.

6	Indometacin and Furazolidone Suppositories	Anti - inflammatory painkiller. Used to treat acute hemorrhoid, including internal hemorrhoids, external hemorrhoids, mixed hemorrhoids, anal fissure or archosyrinx and relieve pain; Used to ease pain after the operation of anal fissure, archosyrinx or hemorrhoids.
7	Injury and Rheumatism Relieving Paste	Dispelling rheumatism and relieving pain. Used for headache, rheumatalgia, neuralgia, sprain and muscular soreness.
8	Refining GouPi Cream	Relaxing tendon, invigorating the circulation of blood, dissipating cold and relieving pain. Used for arthralgia and myalgia, acute contusion, sprain, rheumatalgia, arthralgia, hypochondriac pain, muscular soreness, etc.
9	Muskiness Pain Relieving Paste	Expelling wind and removing dampness, relaxing the tendons and unblocking collateral. Used for rheumatic arthralgia, low back cold pain, traumatic injury, etc.
10	Muskiness Bone Strengthener Paste	Analgesia and anti-inflammatory. Used for rheumatalgia, arthralgia, backache, neuralgia, muscular soreness, sprain and contusion.
11	Matrine Suppositories	Antibacterial and antiphlogistic drugs. Used for trichomonas and candida vaginitis, chronic cervicitis, pelvic inflammation, etc.
12	Ethacriding Lactate Solution	Disinfectant and preservative drug. Used for disinfection of traumatic and disinfected wounds.
13	Triamcinolone Acetonide and Neomycin Paste	Used for neurodermatitis circumscripta and chronic eczema. Also used for small-scale psoriasis.
14	Double – Coptis Suppository	Course wind and resolving the exterior, heat-clearing and detoxifying. Used for influenza caused by affection of exogenous wind-heat, with symptoms of fever, cough and sore throat. Also used for upper respiratory tract infections and pneumonia, with symptoms of fever, cough and sore throat.
15	Methylrosanilinium Chloride Solution	Disinfectant and preservative drug.
16	Iodine Tincture	Disinfectant and preservative drug.
17	Mercurochrome Solution	Disinfectant and preservative drug.
18	Hydrogen Peroxide Solution	Disinfectant and preservative drug.
19	Halcinonide Cream	Grucocorticoid. External use drug only to be used on the skin. Used for dermatoneuritis and psoriasis.
20	Compound Fluocinonide Tincture	Grucocorticoid. Used for dermatoneuritis and psoriasis.
21	Policresulen Vaginal Suppository	Anti-microbial and hemostasis drug.

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

Most of our products are sold to sales agent. In fiscal year of 2013, our products were mainly sold in Jiangsu, Zhejiang, Gansu, Anhui, Shanghai and Beijing provinces or cities. In fiscal year of 2014, our sales network covered 26 provinces and 4 Municipalities in China and our products were mainly sold in Beijing, Zhejiang, Jiangsu, Shanghai, Gansu, Anhui, Jilin and Liaoning provinces or cities.

E-business

We are in the process of building the infrastructure to conduct our business over the internet. A B2C e-business call and sales center has been established and will become an integral part of our distribution channel in the future. We have employed graduates from Tsinghua University, Harbin Industry University and Harbin Engineering University to develop the ERP, CRM and OA software for our e-business. OA software has been used in our daily operation. The Company plans to sell its products via internet in 2015.

Our Customers

We sell most of our products to sales agents, who are our customers. The sales agents sell the products to the end users.

Our customers who contributed more than 10% of our consolidated revenues during the past two fiscal years are as following.

Name	Products Sold	Sales (in U.S. Dollars)	Percent of Sales
FY2014

Hao Liu	Waterlilies Soft Capsule, Propolis and Black Ant Capsule	1,049,929	10.81%

Yufeng Shen	Waterlilies Soft Capsule, Propolis and Black Ant Capsule	1,033,212	10.64%

FY2013

Yufeng Shen	Waterlilies Soft Capsule, Propolis and Black Ant Capsule, New looks-28 Set, Virility Max Capsule, Colon Cleanser Capsule	988,458	12.79%

Hao Liu	Waterlilies Soft Capsule, Propolis and Black Ant Capsule, New looks-29 Set, Virility Max Capsule, Colon Cleanser Capsule	952,865	12.33%

Xiaomei Xu	Waterlilies Soft Capsule, Propolis and Black Ant Capsule, New looks-30 Set, Virility Max Capsule, Colon Cleanser Capsule	943,283	12.21%

Dawei Shen	Waterlilies Soft Capsule, Propolis and Black Ant Capsule, New looks-31 Set, Virility Max Capsule, Colon Cleanser Capsule	933,695	12.08%

Mingke Bai	Waterlilies Soft Capsule, Propolis and Black Ant Capsule, New looks-32 Set, Virility Max Capsule, Colon Cleanser Capsule	822,803	10.65%

Libin Wang	Waterlilies Soft Capsule, Propolis and Black Ant Capsule, New looks-33 Set, Virility Max Capsule, Colon Cleanser Capsule	813,215	10.52%

Manufacture

We manufacture our health food products on a plot of land located in Jin Xing Industrial Park, Songbei District, Harbin. On June 7, 2004, the Company entered into a Land Use Purchase Contract with the local government, pursuant to which the Company agreed to purchase the right to use a piece of land, approximately 8 acres (32,000 square meters), located in Harbin City, Heilongjiang Province for commercial purposes for a fifty-year period from June 7, 2004 through June 6, 2054, for $637,261 (RMB5,248,000). The Company has fully paid to the government the consideration for the land use right on June 13, 2004. The Department of Housing and Urban Development of Harbin City approved this transaction. The Company is in the process of applying for the title certificate from the local government. The manufacturing facility on the land is 4,000 square meters and there are five production lines which is sufficient for our purposes. We package our products in bottles, plastic containers and aluminum foil bags there.

After we acquired HLJ Huimeijia on November 22, 2013, we also manufacture our medicines and drugs using HLJ Huimeijia’s land, approximately 43,350 square meters, located in Hai-lin Economic Development Zone, Mudanjiang City. The manufacturing facilities occupy approximately 5,710 square meters. We plan to build new manufacturing facilities on the land. The expected construction cost is approximately $8,950,000 (RMB 55,000,000).

Our Development Strategy

We will focus on combining our products with traditional Chinese medicine, the creation of new products, and developing our B2C e-business and chain-stores. We plan to implement health management projects in our future chain-stores throughout China and establish a database of our clients’ health from data obtained from our B2C e-business and call center.

We plan to establish a one-stop shop for our customer’s health needs. From conducting a genetic profile of our customer to determine his/her susceptibility to certain types of diseases and then customizing health supplements and organic/green food to meet his/her needs, we plan to cater to our customer’s needs at all levels.  With the distribution network we hope to establish through our chain stores and B2C e-businesses, we plan to eventually branch into the sale and distribution of beauty products and medical appliances.

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

Currently, our management group comprises people graduated from the most prestigious universities in the PRC, such as Peking University and Remin University of China. We plan to further diversify management group by hiring talent both in the PRC and abroad.

4.	Create an internationally famous brand

Currently, our products are sold under the brand names “Qunle”, “Kindlink”, “Huimeijia” and “Dr. Xiao” in the PRC. Our goal is eventually to expand our sales abroad to countries such as the United States of America, Russia, and Eastern Europe and South-east Asian countries.

5.	Enter into the international market

Currently, we sell our products only in the PRC. We plan to sell our products to Russia, East Europe, and Southeast Asia in the future.

Our Business Plan

The plans designed to meet our manufacturing, marketing and profit targets include:

Manufacturing:

(a)	improving the manufacturing techniques and staff training;

(b)	guaranteeing high quality material supply;

(c)	strengthening the working procedure controls;

(d)	implementing GMP to ensure a compliance standard in the food and medical industries;

(e)	ensuring that all employees have adequate training in health regulations

Marketing:

Adopt an effective marketing mode to:

(a)	utilize direct distribution of products to chain stores nationwide;

(b)	build business alliances with well-known enterprises to create private label brands;

(c)	expand the marketing of our products beyond the traditional methods;

Product Distribution:

(a)	enlarge our sales and marketing force while developing new markets;

(b)	strengthen the distribution channel by developing promotion strategies and participating in trade shows;

(c)	develop 1-3 new products to market each year;

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

The Healthcare Product Market in the PRC

Based on the 2014 report issued by Beijing Zhiyan Kexin Consultant Co., Ltd, the PRC has developed into a dominant country in manufacturing and consuming health products. At the end of 2013, there were 2,006 companies in total manufacturing health products with an output value of RMB 280 billion. In the year of 2013, revenue of health products industry in PRC reached RMB 113.1 billion, an increase of 32.02% from the same period of the last year.

With thousands years of history in health culture and traditional Chinese medicine, PRC currently utilizes advanced technique and production capacity to initiate a new round of health care trend, from drugs and medicines to traditional health food and nutritional supplements, and from medical devices to health management and advices. The trend demonstrates huge potential in PRC’s health products market.

In December 2012, National Development and Reform Committee and Ministry of Industry and Information issued the 12th Five –year Development Plan for Food Industry, which includes the Nutrition and Health Food Manufacturing Industry in national development. According to the Plan, in the year of 2015, output value of nutrition and health food manufacturing industry in PRC will reach RMB 1,000 billion with an average annual 20% growth rate. It is believed that there will be more than 10 companies with the annual sales over RMB 10 billion. PRC will next focus on the R&D and manufacturing of high-quality protein food, dietary fiber food and health food with new functions. Undoubtedly, all these government policies will inject new power to PRC’s health industry as well as provide guaranty in terms of favorable policy and regulations.

Competition in the Healthcare Products Industry

We believe our competitors are:

Harbin DaZhong Pharmaceutical Co., Ltd.(Located in Harbin, Heilongjiang Province)

Tsinghua Unisplendour Corporation Limited (Located in Weihai City, Shandong Province)

Yeecare Company (Located in Beijing)

Heilongjiang Tianlong Pharmaceuticals Co., Ltd (Located in Heilongjiang Province)

HPGC Renmintongtai Pharmaceuticals Co., Ltd (Located in Heilongjiang Province )

Our Competitive Advantages and Strategy

We believe that we have the following competitive advantages over our competitors:

•	We have more categories of products and a diversified production line;

•	We have a strong and effective research and development team;

•	We are a self-owned enterprise, and have the support of the local government;

•	We have a geographical advantage being located in Heilongjiang Province, the center of the healthcare industry in the PRC;

Sales and Marketing

We plan to open more chain stores throughout the PRC. Customers who are members of our stores could enjoy discounted price of our products and services. After establishing enough stores, we plan to develop a 24-hour delivery system for our B2C e-business.

We did not incur expenses for advertising and promotion for the fiscal year of 2014. We have budgeted approximately $500,000 for advertising and promotion for the fiscal year of 2015.

Intellectual Property

We have received a patent (200610010394.4) for our “Qunle” brand Sailuozhi soft capsule from the National Bureau of Intellectual Property. We had initially applied for and used the trade name of “RunChao” soft capsules but the trade name was changed to “Qunle”, and the change has been approved by the National Bureau of Intellectual Property.

Pursuant to a Technology Transfer Agreement dated October 12, 2007 (“Kindlink Technology Transfer Agreement”), we purchased for a total of RMB350,000 the technology, manufacturing, and trademark rights to the health product known as “Kindlink” brand propolis and black ant capsule made from propolis, black ant, acanthopanax, astragalus root from Jindelikang. The change of the ownership has been approved by the CFDA. This product is consumed to boost one’s immunity. The certification number issued by the CFDA on August 20, 2004, to permit the manufacture of the product is GuoShiJianZi G20040906. We have no continuing obligations under the Kindlink Technology Transfer Agreement.

We have the following 12 trademarks:

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

			Humankind	5/14/2008 to 5/13/2018
“Kindlink”	3236981	No.5: Food preparations adapted for medical purposes; Dietetic substances adapted for medical use	Humankind	12/7/2013 to 12/06/2023
“Huimeijia”	5280303

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

			Humankind	7/21/2009 to 7/20/2019
“KDLK”	3230404	No.5 : Food preparations adapted for medical purposes; Dietetic foods adapted for medical purposes; Dietetic substances adapted for medical use	Humankind	9/28/2013 to 9/27/2023
“dr.xiao”	5176731	No.5 : Disinfectant; Medicines for veterinary purposes; Insecticide; Sanitary napkin; Medicine health bag; Dental lacquer	Humankind	8/14/2009 to 8/13/2019
“dr.xiao”	1610828

No.30: non-medicial nutrition liquid; non-medicial nutrition cream; non-medicial nutrition powder; Honey; non-medicial nutrition capsule; non-medicial nutrition gum; Candy for food; Spirulina (non-medicial nutrient); Candy; Pollen healthy grease

			Humankind	7/28/2011 to 7/27/2021
“DaLeNing”	5053772	No.5 : Medicine for human; Chinese patent drugs; Suppository; Tincture; Water aqua; Paste; Liniment; Medical lotion; Patch; Chemical pharmaceuticals preparations	HLJ Huimeijia	5/7/2009 to 5/6/2019
“Xuedu”	5053657	No.5 : Medicine for human; Chinese patent drugs; Suppository; Tincture; Water aqua; Paste; Liniment; Medical lotion; Patch; Chemical pharmaceuticals preparations	HLJ Huimeijia	5/7/2009 to 5/6/2019
“Xuedu” with an image	642099	No.5 : Paste	HLJ Huimeijia	5/21/2013 to 5/20/2023

In addition, the trademark of “LB” and its associated image under the registration number 1738881 is in the process of the name transfer from Guangzhou Aoda Biology Beauty Healthy Technology Co., Ltd to us, from whom we acquired 12 health products in January 2013.

We have the right to use the following patents under the approval of National Bureau of Intellectual Property:

Categories	Name	Inventor/Designer	Patent No.	Duration	Patent Owner
Invention Patent	Runchao Soft Capsule and Its Manufacturing Method	Xin Sun	ZL200610010394.4	August 10, 2006- August 9, 2026	Xin Sun
Utility Patent	Heating System in Compression Coaster with Coating Wheels	ZhengJiang Huang	ZL201220485432.2	September 22, 2012- September 21, 2022	HLJ Huimeijia
Design Patent	Packing Box for Pain-relieving Ointment	Jianjun Wang	ZL201230448116.3	September 19, 2012- September 18, 2022	HLJ Huimeijia
Design Patent	Packing Box for Nasal Mucus-releiving Ointment	Jianjun Wang	ZL201230448676.9	September 19, 2012- September 18, 2022	HLJ Huimeijia
Design Patent	Packing Box for Gou Pi Plaster	Jianjun Wang	ZL201230447952.X	September 19, 2012- September 18, 2022	HLJ Huimeijia
Design Patent	Packing Box for Tendons and Bones Strengthening Musk Ointment	Jianjun Wang	ZL201230448670.1	September 19, 2012- September 18, 2022	HLJ Huimeijia
Design Patent	Packing Box for Pain-relieving Musk Ointment	Jianjun Wang	ZL201230448010.3	September 19, 2012- September 18, 2022	HLJ Huimeijia

Regulation

The laws governing our business are as follows:

•	Pharmaceutical administration law of the PRC enacted January 12, 2001

•	Healthcare registration and administration law, enacted January 7, 2005

•	Measures for the Administration of Pharmaceutical Trade License, enacted January 4, 2004

•	Measures for the Supervision Over and Administration of Pharmaceutical Production, enacted May 8, 2004

•	Food Safety Law of the PRC, enacted June 1, 2009

•	Regulation on the Implementation of the Food Safety Law of the PRC, enacted July 20, 2009

•	Regional regulation: Heilongjiang Regional Medicinal Materials Resource Protection Bylaw, enacted January 8, 2005

•	Good Manufacturing Practice (GMP) Amendment, enacted January 17, 2011

In the PRC, a Good Manufacturing Practice Certification (“GMP Certification”) is required for companies that produce medical drugs and health supplements.  It is also required to market our medical drugs and health supplements. According to the Administrative Rules of Drug Manufacturing and Certification issued by the CFDA of the PRC on September 7, 2005, the CFDA is responsible for the review and issuance of GMP Certification. To obtain a GMP Certification, a company shall submit its application; the CFDA will then conduct a technical review of the application materials; if such company passes the technical review, the CFDA will inspect the manufacturing site. The CFDA also conducts follow-up inspections on the manufacturing site. After the issuance of the GMP Certification, the CFDA may inspect the manufacturing site from time to time. The GMP Certifications of our wholly owned subsidiaries, Humankind, HLJ Huimeijia and Huimeijia, are valid through February 14, 2015, November 11, 2014, and July 22, 2014, respectively. Once GMP Certification is obtained, we would be able to manufacture and market our products without further governmental approval.

Employees

As of June 30, 2014, we have 150 employees including 7 officers, 49 administrators, 39 sales persons and 55 workers in manufacturing. We believe that we are in compliance with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees.

We also have 19 independent workers for packing.

Item 1A.	Risk Factors.

We are a smaller reporting company and therefore this item is not applicable to us.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

All land belongs to the state in PRC. Enterprises and individuals can pay the state a fee to obtain a right to use a piece of land for commercial purpose or residential purpose for an initial period of 50 years or 70 years, respectively. The land use right can be sold, purchased, and exchanged in the market. The land use right of a successor owner will be reduced by the amount of time consumed by the predecessor owner.

We manufacture our products on a plot of land located in Jin Xing Industrial Park, Songbei District, Harbin. On June 7, 2004, the Company entered into a Land Use Purchase Contract with the local government, pursuant to which the Company agreed to purchase the right to use a piece of land, approximately 8 acres (32,000 square meters), located in Harbin County, Heilongjiang Province for commercial purposes for a fifty-year period from June 7, 2004 through June 6, 2054, for $637,261 (RMB 5,248,000). The Company has fully paid to the government the consideration for the land use right on June 13, 2004. The Department of Housing and Urban Development of Harbin City approved this transaction. The Company is in the process of applying for the title certificate from the local government. The manufacturing facility on the land is 4,000 square meters and there are five production lines which is sufficient for our operation. We package our products in bottles, plastic containers and aluminum foil bags.

After we acquired HLJ Huimeijia on November 22, 2013, we also manufacture our medicines and drugs using HLJ Huimeijia’s land, approximately 43,350 square meters, located in Hai-lin Economic Development Zone, Mudanjiang City. The manufacturing facilities occupy approximately 5,710 square meters. We plan to build new manufacturing facilities on the land. The expected construction cost is approximately $8,950,000 (RMB 55,000,000).

In addition, the building of HLJ Huimeijia in the book value of $1,796,166 has been mortgaged for the working capital loan in the principal amount of $1,611,967 (RMB 10,000,000).

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

Market Information

Our common stock is traded over-the-counter on the OTC Markets QB Tier under the ticker “CHHE” and the market for the stock has been relatively inactive. The range of high and low bid quotations for the quarters of the last two years ended June 30, 2014 and 2013 for which financial statements are included is listed below. The quotations are taken from Yahoo Finance. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Calendar Quarter	High Bid	Low Bid
Fiscal Year ended June 30, 2013
First Quarter	$0.50	$0.30
Second Quarter	$0.65	$0.05
Third Quarter	$0.19	$0.01
Fourth Quarter	$0.09	$0.07

Fiscal Year ended June 30, 2014
First Quarter	$0.08	$0.04
Second Quarter	$1.20	$0.04
Third Quarter	$0.95	$0.21
Fourth Quarter	$0.60	$0.02

As of September 29, 2014, we had approximately 486 shareholders of record of our common stock, such number of holders does not include street name holders who hold shares by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. We will rely on dividends from Humankind for our funds and PRC regulations may limit the amount of funds distributed to us from Humankind, which will affect our ability to declare any dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this report, we do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

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

Recent Sale of Unregistered Securities

None.

Repurchase of Equity Securities

None.

Item 6.	Selected Financial Data.

Not Applicable.

Item 7.	Management ’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “the Registrant,” “our Company,” or “the Company” are to China Health Industries Holdings, Inc., a Delaware corporation, China Health Industries Holdings Limited, a corporation incorporated under the laws of Hong Kong, its wholly owned subsidiary in China, Harbin Humankind Biology Technology Co. Limited (“Humankind”) and indirect 99% owned subsidiary, Harbin Huimeijia Medicine Company and indirect wholly owned subsidiary, Heilongjiang Huimeijia Pharmaceutical Co., Ltd. (“HLJ Huimeijia”). Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iii) “RMB” are to Renminbi Yuan of China; (iv) “Securities Act” are to the Securities Act of 1933, as amended; and (v) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Business Overview

Our principal business operations are conducted through our wholly owned subsidiaries, Humankind and HLJ Huimeijia.

Our business is conducted through our sales agents and sales personnel. We sell our products to our own sales personnel and our sales agents, who in turn sell our products to our end customers. We have sales agents located in Jiangsu, Zhejiang, Gansu, Shanghai, Anhui and Beijing, where most of our revenues are generated. Our sales through agents in Beijing, Zhejiang and Jiangsu provinces accounted for 11%, 11%, and 10% of our total sales, respectively, for the year ended June 30, 2014. Although we do not currently sell our products online, we expect to do so in the future.

2015 Outlook

Overall, we anticipate our total revenues for the year ended June 30, 2015 versus the year ended June 30, 2014 to increase by 30% or approximately $2.9 million, with growth in all categories of our product sales, include the anticipated revenue from Humankind at approximately $9.8 million and from HLJ Huimeijia at approximately $2.8 million. The gross profit margin for the year ended June 30, 2015 is expected to be approximately 30%, and we estimate our overall net profit margin for the year ended June 30, 2015 to be 4%. There is, however, no assurance that these projections will be reached.

Results of Operations

The following table summarizes the top lines of the results of our operations for the years ended June 30, 2014 and 2013, respectively:

	June 30, 2014	June 30, 2013	Variance	%
Revenues	$9,709,099	$8,995,653	$713,446	7.9%
Humankind	8,356,422	7,727,040	629,382	8.1%
HLJ Huimeijia	1,352,677	1,268,613	84,064	6.6%
Cost of Goods Sold	$7,315,171	$7,732,283	$(417,112)	(5.4)%
Humankind	6,286,579	6,752,699	(466,120)	(6.9)%
HLJ Huimeijia	1,028,592	979,584	49,008	5.0%
Gross Profit	$2,393,928	$1,263,370	$1,130,558	89.5%
Humankind	2,069,843	974,341	1,095,502	112.4%
HLJ Huimeijia	324,085	289,029	35,056	12.1%

Revenue

Total revenues increased by $713,446, or 7.9%, for the year ended June 30, 2014 as compared to the same period in 2013. The increase in revenues was primarily due to an increase of $629,382 or 8.1% in Humankind’s revenues and an increase of $84,064 or 6.6% in HLJ Huimeijia’s revenues for the year ended June 30, 2014 as compared to the same period in 2013. The reason for the increase of the sales revenue with a decreasing sales volume is that from November 2013 the sales discounts of two primary products were adjusted. The unit sale prices to the agents of Waterlilies Soft Capsule (Sailuozhi) and Propolis and Black Ant Capsule were adjusted from $41.8 to $62.7 and from $20.1 to $27.6, respectively.

Our total cost of sales decreased $417,112 or 5.4% for the year ended June 30, 2014 as compared to the same period in 2013. The decrease in cost of sales was primarily due to a decrease of $466,120 or 6.9% in Humankind’s cost of sales which offset an increase of $49,008 or 5% in HLJ Huimeijia’s cost of sales for the year ended June 30, 2014 as compared to the same period in 2013. This decrease was primarily due to the decrease in sales volume.

Our gross margin increased $1,130,558 from $1,263,370 for the year ended June 30, 2013 to $2,393,928 for the year ended June 30, 2014. This increase was attributable to the higher sale prices of our two primary products.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the years ended June 30, 2014 and 2013, respectively:

	June 30, 2014			June 30, 2013
	Quantity (Unit)	Sales US$	% of Sales	Quantity (Unit)	Sales US$	% of Sales
Humankind
Waterlilies Soft Capsule (Sailuozhi)	85,520	$5,265,350	54.2%	93,146	$4,929,284	54.8%
Propolis and Black Ant Capsule	108,753	3,091,074	31.8%	95,986	2,210,120	24.6%
Virility Max Capsule	-	-	-	3,080	67,570	0.8%
Colon Cleanser Capsule	-	-	-	1,852	53,491	0.6%
New looks-28 Set	-	-	-	4,544	466,575	5.2%
HLJ huimeijia
Muskiness Bone Strengthener Paste	1,479,160	$399,882	4.1%	1,688,969	$399,139	4.4%
Muskiness Pain Relieving Paste	566,066	156,573	1.6%	495,289	146,519	1.6%
Injury and Rheumatism relieving Paste	581,949	136,873	1.4%	524,768	141,565	1.6%
Refining GouPi Cream	820,742	192,673	2.0%	806,376	170,551	1.9%
Enema Glycerini	1,721,896	167,589	1.7%	1,781,015	169,919	1.9%
Umguentum Acidi Borici Camphoratum	336,676	102,402	1.1%	277,329	84,742	0.9%
Injury and Paralysis Tincture	35,960	38,748	0.4%	40,832	34,908	0.4%
Pelvic Inflammation Suppository	39,167	21,682	0.2%	66,475	33,865	0.4%
Indometacin and Furazolidone Suppositories	51,739	24,936	0.3%	54,947	23,927	0.3%
Compound Fluocinonide Tincture	480	434	0.0%	940	359	0.0%
Ethacriding Lactate Solution	113,250	11,790	0.1%	-	-	0.0%
Ge Hong Beriberi Water	155,350	45,009	0.5%	63,835	10,094	0.1%
Hydrogen Peroxide Solution	240,371	24,554	0.3%	106,274	9,993	0.1%
Matrine Suppositories	3,983	1,841	0.0%	8,794	4,117	0.0%
Triamcinolone Acetonide and Neomycin Paste	409,952	27,689	0.3%	568,885	38,915	0.4%
Total	-	$9,709,099	100.0%	-	$8,995,653	100.0%

*All of the products are manufactured by the Company except the New Looks-28 Set.

Operating Expenses

The following table summarizes our operating expenses for the years ended June 30, 2014 and 2013, respectively:

	June 30, 2014	June 30, 2013	Variance	%
Operating Expenses
Selling, general and administrative	$1,970,482	$1,887,537	$82,945	4.4%
Depreciation and amortization	986,847	279,330	707,517	253.3%
Research and development	156,735	444,945	(288,210)	(64.8)%
Total Operating Expenses	$3,114,064	$2,611,812	$502,252	19.2%

Total operating expenses for the year ended June 30, 2014 increased $502,252, or 19.2%, as compared to the corresponding period in 2013. The increase in operating expenses was primarily attributable to an increase of $707,517, or 272.7%, in depreciation and amortization expense for the year ended June 30, 2014 as compared to the same period in 2013, partially offset by a decrease of $288,210 or 64.8% in research and development expense. The difference is mainly due to the increase of amortization expense from a pharmaceutical patent purchase on March 29, 2013; and a carrying forward of $2,343,092 from the “construction in progress” to “property, plant and equipment” during the 2014 financial year.

Interest Income and Interest Expense

Interest income was $111,810 for the year ended June 30, 2014, as compared to $247,642 for the year ended June 30, 2013. This decrease of $135,832, or 54.9%, was primarily due to the decrease in the average balance of deposits in the bank.

Interest expense was $111,758 for the year ended June 30, 2014, as compared to $121,703 for the year ended June 30, 2013. This decrease of $9, 945, or 8.2% was primarily a result of the falling interest rates.

Income Taxes

Income taxes decreased $23,932, or 100%, from $23,932 for the year ended June 30, 2013 to $0 for the year ended June 30, 2014. This was due to the Company had a loss before income taxes in the amount of $658,527 for the year ended June 30, 2014.

Net Loss and Loss Per Share

Net loss was $658,527 for the year ended June 30, 2014, as compared to net loss of $1,246,716 for the year ended June 30, 2013. This decrease of $564,257, or 46.1% in net loss was primarily attributable to the increase in revenues in the amount of $713,446, the decrease in cost of goods sold in the amount of $417,112, the decrease in research and development expense in the amount of $288,210, partially offset by the increase in selling, general and administrative expense of $82,945, the increase in depreciation and amortization expense of $707,517, and the decrease in interest income in the amount of $135,832.

Loss per share was $0.01 and $0.02 for the years ended June 30, 2014 and 2013 respectively. This decrease was primarily a result of the above decrease in net loss.

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

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of June 30, 2014 and 2013 and for each of the years then ended:

	2014	2013
As of June 30 :
Cash and cash equivalents	$27,232,074	$28,868,533
Working capital	$25,936,346	$25,880,378
Inventories	$1,037,939	$1,004,642
For the year ended June 30 :
Cash provided by (used in):
Operating activities	$(1,353,165)	$5,176,826
Investing activities	$(131,380)	$(6,495,269)
Financing activities	$141,923	$421,759

Cash and cash equivalents decreased $1,636,459, from $28,868,533 as of June 30, 2013 to $27,232,074 as of June 30, 2014, primarily attributable to net cash used in operating activities in the amount of $1,353,165 and investing activities in the amount of $131,380, negative effect of prevailing exchange rates on our cash position of $293,837 and offset by net cash provided by financing activities in the amount of $141,923.

Our working capital at June 30, 2014 was $25,936,346, compared to working capital of $25,880,378 at June 30, 2013. This decrease of $55,968 or 0.2% was minor.

Net cash used in operating activities was $1,353,165 for the year ended June 30, 2014, primarily attributable to a net loss available to the Company in the amount of $658,467 and net increase in accounts receivable of $2,154,160 resulting from Humankind’s extension of the credit period from 30-day payment terms for sales prior to November 1, 2013 to 30-day payment terms for sales after November 1, 2013, partially offset by depreciation and amortization expenses of $1,136,042 as reconciled and net decrease in advance to suppliers and prepaid expense of $281,514. Net cash provided by financing activities was 141,923 for the year ended June 30, 2014, mainly attributable to proceeds of short-term loans in the amount of $488,759, partially offset by payment of related party debts in the amount of $376,175. The negative effect of exchange rate changes on cash and cash equivalents in the amount of $293,837 for the year ended June 30, 2014 was mainly a result of the effect of the weakening of the RMB to the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The average exchange rates from USD to RMB were 6.2036 to 1 and 6.1374 to 1 for the years ended June 30, 2014 and 2013, respectively.

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

Critical Accounting Policies

Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with US GAAP. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. The discussion of our critical accounting policies contained in Note 2 to our consolidated financial statements, “Significant Accounting Policies”, is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

The financial statements required by this item are set forth beginning on page F-1.

INDEX TO CONSOLIDATED AND COMBINED STATEMENTS

Audited Consolidated and Combined Financial Statements:

Reports of Independent Registered Public Accounting Firm	F1

Consolidated and Combined Balance Sheets as of June 30, 2014 and 2013	F2

Consolidated and Combined Statements of Operations and Comprehensive Income For the Years Ended June 30, 2014 and 2013	F3

Consolidated and Combined Statements of Equity For the Years Ended June 30, 2014 and 2013	F4

Consolidated and Combined Statements of Cash Flows For the Years Ended June 30, 2014 and 2013	F5

Notes to Consolidated and Combined Financial Statements	F6-F18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

China Health Industries Holdings, Inc.

We have audited the accompanying consolidated and combined balance sheets of China Health Industries Holdings, Inc. and Subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated and combined statements of operations and comprehensive income, equity, and cash flows for the fiscal years then ended. The Company’s management is responsible for these consolidated and combined financial statements. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated and combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated and combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the consolidated and combined financial positions of China Health Industries Holdings, Inc. and Subsidiaries as of June 30, 2014 and 2013 and the consolidated and combined results of their operations and their cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KCCW Accountancy Corp.

Diamond Bar, California

September 29, 2014

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED BALANCE SHEETS

(Audited)

	June 30, 2014	June 30, 2013
ASSETS

Current assets
Cash and cash equivalents	$27,232,074	$28,868,533
Notes receivable	28,095	34,413
Accounts receivable, net	2,230,746	136,414
Inventory	1,037,939	1,004,642
Other receivables, net	83,570	108,029
Advance to suppliers	40,504	171,598
Prepaid expenses	101,965	156,750
Total current assets	30,754,893	30,480,379

Property, plant and equipment, net	4,661,072	2,561,067
Intangible assets, net	5,452,161	6,316,925
Construction in progress	1,934	2,345,026
Total assets	$40,870,060	$41,703,397

LIABILITIES AND EQUITY

Current liabilities
Short-term loans	$1,611,967	$1,140,548
Accounts payable and accrued expenses	627,109	542,699
Other payables	83,798	136,855
Advance from customers	245,308	200,761
Related party debts	1,776,851	2,138,454
Wages payable	69,544	185,096
Taxes payable	403,970	255,588
Total current liabilities	4,818,547	4,600,001

Equity
Common stock, ($0.0001 par value, 300,000,000 shares authorized, 62,239,737 issued and outstanding as of June 30, 2014 and 2013, respectively)	6,224	6,224
Additional paid-in capital	27,317	27,317
Accumulated other comprehensive income	3,242,959	3,636,312
Statutory reserve	38,679	38,679
Retained earnings	32,736,081	33,394,548
Total stockholders' equity	36,051,260	37,103,080
Non-controlling interests	253	316
Total equity	36,051,513	37,103,396

Total liabilities and equity	$40,870,060	$41,703,397

The accompanying notes are an integral part of these consolidated and combined financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Audited)

	For the Years Ended
	June 30, 2014	June 30, 2013

REVENUE	$9,709,099	$8,995,653

COST OF GOODS SOLD	7,315,171	7,732,283

GROSS PROFIT	2,393,928	1,263,370

OPERATING EXPENSES
Selling, general and administrative expenses	1,970,482	1,887,537
Depreciation and amortization expenses	986,847	279,330
Research and development expenses	156,735	444,945
Total operating expenses	3,114,064	2,611,812

LOSS FROM OPERATIONS	(720,136)	(1,348,442)

OTHER INCOME/(EXPENSES)
Interest income	111,810	247,642
Interest expense	(111,758)	(121,703)
Other income/(expenses), net	61,557	(281)
Total other expenses, net	61,609	125,658

LOSS BEFORE INCOME TAXES	(658,527)	(1,222,784)

Provision for income taxes	-	23,932

NET LOSS	(658,527)	(1,246,716)
Less: net loss attributable to non-controlling interests	(60)	(188)
Net loss attributable to China Health Industries Holdings	(658,467)	(1,246,528)
Foreign currency translation gain (loss)	(393,356)	1,294,453
Comprehensive income (loss)	(1,051,883)	47,737
Less: comprehensive loss attributable to non-controlling interests	(63)	(174)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHINA HEALTH INDUSTRIES HOLDINGS	$(1,051,820)	$47,911

Net loss attributable to China Health Industries Holdings' shareholders per share are:
Basic & diluted loss per share	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	62,239,737	62,239,737

The accompanying notes are an integral part of these consolidated and combined financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(Audited)

						Accumulated
			Additional			Other	Total	Non-
	Common Shares		Paid-in	Retained	Statutory	Comprehensive	Stockholders'	controlling	Total
	Shares	Amount	Capital	Earnings	Reserve	Income (loss)	Equity	Interests	Equity

Balance, June 30, 2012	62,239,737	$6,224	$27,317	$34,641,075	$38,679	$2,341,873	$37,055,168	$490	$37,055,658

Net loss	-	-	-	(1,246,527)	-	-	(1,246,527)	(188)	(1,246,715)

Other comprehensive income - Translation adjustment	-	-	-	-	-	1,294,439	1,294,439	14	1,294,453

Balance, June 30, 2013	62,239,737	6,224	27,317	33,394,548	38,679	3,636,312	37,103,080	316	37,103,396

Net loss	-	-	-	(658,467)	-	-	(658,467)	(60)	(658,527)

Other comprehensive loss - Translation adjustment	-	-	-	-	-	(393,353)	(393,353)	(3)	(393,356)

Balance, June 30, 2014	62,239,737	$6,224	$27,317	$32,736,081	$38,679	$3,242,959	$36,051,260	$253	$36,051,513

The accompanying notes are an integral part of these consolidated and combined financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Audited)

	For the Years Ended
	June 30, 2014	June 30, 2013
Cash Flows from Operating Activities
Net loss available to China Health Industries Holdings	$(658,467)	$(1,246,528)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	1,136,042	412,011
Bad debt expense	35,971	-
Non-controlling interests	(60)	(188)
Changes in operating assets and liabilities
Accounts receivable	(2,154,160)	2,191,291
Other receivables	23,555	99
Inventory	(44,487)	152,539
Advance to suppliers, prepaid expenses and long term deposit	184,324	3,845,922
Accounts payables and accrued expenses	91,141	65,325
Advance from customers and other payables	(4,959)	(57,342)
Wages payable	(114,790)	46,177
Taxes payable	152,725	(232,480)
Net cash provided by (used in) operating activities	(1,353,165)	5,176,826

Cash Flows from Investing Activities
Decrease in notes receivable	6,015	-
Purchases of property, plant and equipment	(125,991)	(55,123)
Purchases of intangible assets	(11,404)	(4,805,401)
Increase in construction in progress	-	(1,634,745)
Net cash used in investing activities	(131,380)	(6,495,269)

Cash Flows from Financing Activities
Payment of related party debts	(376,175)	(4,326)
Proceeds from related party debts	29,339	1,064,595
Payment of short-term loan	-	(638,510)
Proceeds from short-term loan	488,759	-
Net cash provided by financing activities	141,923	421,759

Effect of exchange rate changes on cash and cash equivalents	(293,837)	995,059

Net increase/(decrease) in cash and cash equivalents	(1,636,459)	98,375

Cash and cash equivalents, beginning balance	28,868,533	28,770,157

Cash and cash equivalents, ending balance	$27,232,074	$28,868,532

Supplemental cash flow information
Cash paid for income taxes	$48,361	$23,932
Cash paid for interest expense	$117,623	$121,703

Non-cash activities:
Reclassification from construction in progress to property, plant and equipment	$2,342,845	$-

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

Harbin Humankind Biology Technology Co., Limited (“Humankind”) was incorporated in Harbin City, Heilongjiang Province, the PRC on December 14, 2003, as a limited liability company under the Company Law of the PRC. Humankind is engaged in the manufacturing and sale of health products.

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

As of June 30, 2014, the Company’s corporate structure is as follows:

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States ("US GAAP") and have been consistently applied in the preparation of the consolidated financial statements.

Principles of Consolidation

The accompanying consolidated and combined financial statements include China Health US and its four subsidiary companies, including China Health HK, Humankind, Huimeijia, and HLJ Huimeijia. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

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

As of June 30, 2014 and 2013, the Company’s uninsured bank balance was mainly maintained at financial institutions located in the PRC and HK, totaled $27,232,074 and $28,868,533 respectively. The Company has no insured bank balance as of June 30, 2014 and 2013, respectively.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. From November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales, whereas the payment terms for sales before November 1, 2013 were thirty (30) day. As a result, as of June 30, 2014 and 2013, the net balances of accounts receivable were $2,230,746 and $136,414, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. As of June 30, 2014 and 2013, the balances of allowance for doubtful accounts were $45,463 and $9,979, respectively

Advance to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials, and records these purchases as advance to suppliers. As of June 30, 2014 and 2013, advance to suppliers amounted to $40,504 and $171,598, respectively.

Prepaid Expenses

Prepaid expenses principally include prepaid R&D expenses and amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. As of June 30, 2014 and 2013, prepaid expenses amounted to $101,965 and $156,750, respectively. The decrease is mainly due to Humankind’s prepaid R&D expenses. Humankind had entered into five Technology Development Agreements (the “Agreements”) with Shenyang Pharmaceutical University and Jiamusi Pharmaceutical University (the “Contractors”) during the period from April 9, 2010 through July 7, 2010. The Agreements entrust the Contractors to develop different tablet and health food products and obtain approval for the correlated registration or certification within a certain period (3 years) on behalf of the Company. As of June 30, 2014 and 2013, the Company has paid the contractors in the amount of $1,450,771 (RMB 9 million) and $1,466,419 (RMB 9 million), respectively. Humankind recognized the payments to the Contractor as prepaid expenses, and was recognizing R&D expenses proportionally over the terms of the Agreements. As of June 30, 2014 and 2013, prepaid R&D expense amounted $0 and $156, 750, respectively.

Inventory

Inventory consists of raw materials, work in progress and finished goods of manufactured products.

Inventory is stated at lower of cost or market and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other entities of the Company use the first-in, first-out (“FIFO”) method is used for inventory valuation. Overhead costs included in finished goods include direct labor cost and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory as well as inventory the volume of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. There was no inventory allowance provided for the years ended June 30, 2014 and 2013, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment,” and FASB ASC Topic 205“Presentation of Financial Statements.” The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of June 30, 2014 and 2013, the Company has not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of our intangible assets could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy or (iv) any failure to meet the performance projections included in our forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets for the years ended June 30, 2014 and 2013, respectively.

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

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment recorded for construction in progress for the years ended June 30, 2014 and 2013, respectively.

Revenue Recognition

The Company recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exits and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience for the years ended June 30, 2014 and 2013, respectively.

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

Value added tax payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. Value added taxes for the years ended June 30, 2014 and 2013 were $287,441 and $223,495, respectively.

Sales Taxes and Sales-Related Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual VAT paid as taxes on maintaining and building cities and education additional fees, both of which belong to sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. Sales taxes and sales-related taxes for the years ended June 30, 2014 and 2013 were $170,599 and $150,171, respectively.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the years ended June 30, 2014 and 2013, the Company had no potential dilutive common stock equivalents outstanding.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a significant impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU is effective retrospectively for the Company for fiscal years, and interim periods within those years beginning after December 15, 2016. Management is evaluating the effect, if any, on the Company’s financial position and results of operations.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation: Topic 718. This amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company does not expect the adoption of this guidance will have a significant impact on the Company’s consolidated financial statements.

In August 2014, The FASB has issued Accounting Standards Update (ASU) No. 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. The amendments in this ASU will apply to a reporting entity that is required to consolidate a collateralized financing entity under the Variable Interest Entities guidance when: (1) the reporting entity measures all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other Codification Topics; and (2) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. For entities other than public business entities, the amendments are effective for annual periods ending after December 15, 2016, and interim periods beginning after December 15, 2016. Early adoption is permitted as of the beginning of an annual period. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

In August 2014, the FASB has issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. statements. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

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

HLJ Huimeijia and Humankind are under the common control of Mr. Xin Sun, the CEO of the Company before and after the date of the completion of the acquisition, or the transfer. Humankind’s accounting policy adopted the guidance in ASC 805-50-05-5 for the transfer of net assets between entities under common control to apply a method similar to the pooling-of-interests method. Under this method, the financial statements of Humankind shall report results of operations for the period in which the transfer occurs as though the transfer of net assets had occurred at the beginning of the period. Results of operations for that period will thus comprise those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date to the end of the period. Similarly, Humankind shall present the statements of financial position and other financial information as of the beginning of the period as though the assets and liabilities had been transferred at that date. Financial statements and financial information of Humankind presented for prior years also shall be retrospectively adjusted to furnish comparative information.

NOTE 4 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable amounted to $2,230,746 and $136,414, respectively, net of allowance for doubtful accounts amounting to $45,463 and $9,979 as of June 30, 2014 and 2013, respectively. The difference is mainly due to the Company’s credit policy change, which offered thirty (30) day payment terms for sales before November 2013 and ninety (90) day payment terms for sales after November 2013.

NOTE 5 - INVENTORIES

Inventory consists of following:

	June 30, 2014	June 30, 2013
Raw Materials	$524,446	$430,282
Supplies and Packing Materials	10,485	-
Work-in-Progress	248,304	230,897
Finished Goods	254,704	343,463
Total	$1,037,939	$1,004,642

For the years ended June 30, 2014 and 2013, the Company has not made provision for inventory in regards to slow moving or obsolete items.

NOTE 6 - CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:

	June 30, 2014	June 30, 2013
Plant - HLJ Huimeijia	$-	$153,593
Warehouse - HLJ Huimeijia	-	35,031
Plant and Production Lines – Huimeijia	1,934	1,955
Interior Decoration – Humankind	-	814,677
Warehouse – Humankind	-	684,330
Office Building – Humankind	-	655,440
Total	$1,934	$2,345,026

On December 8, 2012, Humankind entered into an agreement with a contractor for the interior decoration of the office building and the warehouse. As of June 30, 2014, the project was completed and the cost of construction in progress had been transferred to the property, plant and equipment account. The estimated total cost of construction was $0 and $814,677 (RMB 5,000,000) as of June 30, 2014 and 2013, respectively.

On March 10, 2011, Humankind entered into an agreement with a contractor to construct a warehouse for the Company. As of June 30, 2014, the project was completed and the cost of construction in progress had been transferred to the property, plant and equipment account. The estimated total cost of construction was $0 and $684,330 (RMB 4,200,000) as of June 30, 2014 and 2013, respectively.

On August 15, 2011, Humankind entered into an agreement with a contractor to construct an office building for the Company. As of June 30, 2014, the project was completed and the cost of construction in progress had been transferred to the property, plant and equipment account. The estimated total cost of construction was $0 and $655,440 (RMB 4,022,700) as of June 30, 2014 and 2013, respectively.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30, 2014	June 30, 2013
Building, Warehouses and Improvements	$4,646,879	$2,602,119
Machinery and Equipment	1,231,702	871,799
Office Equipment	108,112	108,276
Vehicles	231,570	234,068
Other	24,180	24,440
Less Accumulated Depreciation	(1,581,371)	(1,279,635)
Total	$4,661,072	$2,561,067

Depreciation expense was $318,761 and $244,066 for the years ended June 30, 2014 and 2013, respectively. Depreciation expense charged to operations was $169,565 and $111,385 for the years ended June 30, 2014 and 2013, respectively. Depreciation expense charged to cost of goods sold was $149,196 and $132,681 for the years ended June 30, 2014 and 2013, respectively.

The Company transferred construction in progress to property, plant and equipment in the amount of $2,437,639 as of ended June 30, 2014.

As of June 30, 2014, the building of HLJ Huimeijia in the book value of $1,796,166 has been mortgaged for the working capital loan in the principal amount of $1,611,967 (RMB 10,000,000). As of June 30, 2013, the building of HLJ Huimeijia in the book value of $1,471,024 has been mortgaged for the working capital loan in the principal amount of $1,140,548 (RMB 7,000,000).

NOTE 8 - INTANGIBLE ASSETS

The following is a summary of intangible assets:

	June 30, 2014	June 30, 2013
Land Use Rights – Humankind	$1,021,662	$1,032,682
Health Supplement Product Patents – Humankind	4,835,901	4,888,064
Pharmaceutical Patents - HLJ Huimeijia	144,430	134,582
Land Use Rights - HLJ Huimeijia	698,802	706,339
Less: Accumulated Amortization	(1,248,634)	(444,742)
Total	$5,452,161	$6,316,925

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

Amortization expense charged to operations was $817,281 and $167,945 for the years ended June 30, 2014 and 2013, respectively. The difference is mainly due to a pharmaceutical patent purchasing on March 29, 2013, where only one quarter of amortization expense has occurred as of June 30, 2013.

As of June 30, 2014, land use rights of HLJ Huimeijia with the book value of $698,802 have been mortgaged for a working capital loan in the principal amount of $1,611,967 (RMB 10,000,000). As of June 30, 2013, land use rights of HLJ Huimeijia with a book value of $706,339 have been mortgaged for a working capital loan in the principal amount of $1,140,548 (RMB 7,000,000).

NOTE 9 - SHORT-TERM LOAN

On December 13, 2012, HLJ Huimeijia entered into a loan agreement with Longjiang Bank, Mudanjiang Hailin Branch (the “Bank”) for a working capital loan in the principal amount of $1,140,548 (RMB 7,000,000) at an interest rate of 8.53% from December 13, 2012 to December 12, 2013. The loan had a one year term with a maturity date on November 29, 2013, and was secured by the land use right and the building of HLJ Huimeijia. As of June 30, 2013, the Company’s short-term loan was $1,140,548 (RMB 7,000,000). The loan was paid off on November 22, 2013.

On December 20, 2013, HLJ Huimeijia entered into a short-term loan agreement with the Bank for a working capital loan in the principal amount of $1,611,967 (RMB 10,000,000), at an interest rate t of 7.8% from December 20, 2013 to December 19, 2014. The loan was secured by the land use right and the building of HLJ Huimeijia, with a maturity date of November 19, 2014. As of June 30, 2014, the Company’s short-term loan was $1,611,967 (RMB 10,000,000).

Interest expenses were $ $111,758 and $121,703 for the years ended June 30, 2014 and 2013, respectively.

NOTE 10 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun, Mr Kai Sun and Ms Haiping Man consisted of the following:

	June 30, 2014	June 30, 2013
Mr. Xin Sun	$1,739,157	$2,051,472
Mr. Kai Sun	37,694	38,101
Ms. Haiping Man	-	48,881
Total	$1,776,851	$2,138,454

These loans are unsecured and non-interest bearing and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun and Ms. Haiping Man are PRC citizens and family members of Mr. Xin Sun, the CEO of the Company.

NOTE 11 - INCOME TAXES

(a) Corporate income taxes

United States

China Health US was organized in the United States. China Health US had no taxable income for US income tax purposes for the years ended June 30, 2014 and 2013, respectively. As of June 30, 2014, China Health US has a net operating loss carry forward for United States income taxes. Net operating loss carry forwards are available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and the continued losses of the US entity. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the years ended June 30, 2014 and 2013. Management reviews this valuation allowance periodically and makes adjustments accordingly.

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

The provision for income taxes on income consists of the following for the years ended June 30, 2014 and 2013:

Provision for income taxes consisted of:

	For the Years Ended June 30,
	2014	2013
Current provision :
USA	$-	$-
China	-	23,932
Total current provision	-	23,932
Deferred provision:
USA	-	-
China	-	-
Total deferred provision	-	-
Total provision for income taxes	$-	$23,932

As of June 30, 2014, the Company prepaid in the amount of $48,878 in respect of income taxes, which will deduct income taxes payment going forward.

Significant components of deferred tax assets were as follows:

	June 30, 2014	June 30, 2013
Deferred tax assets
Net operating loss carry forward	$301,764	$148,498
Allowance for doubtful accounts	11,366	-
Valuation allowance	(313,130)	(148,498)
Deferred tax assets, net	$-	$-

As of June 30, 2014 and 2013, the Company accrued a 100% valuation allowance on its deferred tax assets based on the assessment on the probability of future reversion.

(b) Uncertain tax positions

There were no unrecognized tax benefits as of June 30, 2014 and 2013, respectively. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the years ended June 30, 2014 and 2013, the Company did not incur any interest and penalties arising from its tax payments.

NOTE 12 – EARNINGS PER SHARE

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

For the years ended June 30, 2014 and 2013, the Company does not have potential dilutive shares.

The following table sets forth the computation of basic and diluted net income per share:

	For the Years Ended June 30,
	2014	2013
Net income attributable to the common stockholders	$(658,527)	$(1,246,528)

Basic weighted average outstanding shares of common stock	62,239,737	62,239,737
Dilutive effect of options and warrants	-
Diluted weighted average common stock and common stock equivalents	$62,239,737	$62,239,737

Earnings per share:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

Rental expense was $0 and $15,337 for the years ended June 30, 2014 and 2013, respectively. Since the Company terminated its rental agreement on January 9, 2013, it had no rental commitment as of June 30, 2014.

NOTE 14 - MAJOR SUPPLIERS AND CUSTOMERS

The Company had one supplier that in the aggregate accounted for 76% of the Company’s purchases for the year ended June 30, 2014.

The Company had three customers that in the aggregate accounted for 31% of the Company’s total sales for the year ended June 30, 2014, with each customer accounting for 11%, 11% and 10%, respectively.

The Company had one supplier that in the aggregate accounted for 85% of the Company’s total purchases for the year ended June 30, 2013.

The Company had four customers that in the aggregate accounted for 42% of the Company’s total sales for the year ended June 30, 2013, with each individual customer accounting for 11%, 11%, 10% and 10%, respectively.

NOTE 15 - SEGMENT REPORTING

The Company was organized into three main business segments based on the types of products being provided to customers: HLJ Huimeijia, Humankind and others. Each of the three operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income, and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net loss by segment.

The following tables present summary information by segment for the years ended June 30, 2014 and 2013, respectively:

	For the Year Ended June 30, 2014				For the Year Ended June 30, 2013
	HLJ Huimeijia	Humankind	Others	Consolidated	HLJ Huimeijia	Humankind	Others	Consolidated
Revenues	$1,352,677	$8,356,422	$-	$9,709,099	$1,268,613	$7,727,040	$-	$8,995,653
Cost of revenues	1,028,592	6,286,579	-	7,315,171	979,584	6,752,699	-	7,732,283
Gross profit	324,085	2,069,843	-	2,393,928	289,029	974,341	-	1,263,370
Interest expense	111,758	-	-	111,758	121,703	-	-	121,703
Depreciation and amortization	175,220	805,630	5,997	986,847	96,643	182,687	-	279,330
Income tax	-	-	-	-	-	23,932	-	23,932
Net loss	(590,555)	(61,722)	(6,250)	(658,527)	(693,793)	(533,904)	(19,019)	(1,246,716)
Total capital expenditures	61,475	64,516	-	125,991	52,180	2,943	-	55,123
Total assets	$3,155,438	$37,686,901	$27,721	$40,870,060	$3,558,566	$38,110,587	$34,244	$41,703,397

NOTE 16 - SUBSEQUENT EVENTS

Management has considered all events occurring through September 29, 2014, the date this annual report is filed. All subsequent events requiring recognition as of June 30, 2014 have been incorporated into the accompanying consolidated and combined financial statements.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and our sole board member regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992 in Internal Control—Integrated Framework. Our management has implemented and tested our internal control over financial reporting based on these criteria and did not identify any significant deficiencies and material weaknesses as of June 30, 2014. However, based on the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience, our management has considered this as a material weakness and determined that as of June 30, 2014, the internal control over financial reporting was not effective.

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

This report does not include an attestation report of our registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC.

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

The following table sets forth information regarding our sole board member and executive officer. Our sole director holds office until the election and qualification of his successor.

Name	Age	Position

Xin Sun	48	Chairman (sole director), Chief Executive Officer, Chief Financial Officer and Treasurer

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

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) have:

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

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to the stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. Our sole director believes that there are general requirements for service on the board of directors (the “Board”) that are applicable to all directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The existing board member considers the qualifications of director and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

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

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experiences that should be represented on the Board as a whole, in light of the Company’s current needs and its business priorities. The Board believes that it should include some directors with a high level of financial literacy and some directors who possess relevant business experiences as a chief executive officer, president or similar position at a company. Marketing is the core focus of our business and the Company seeks to develop and deploy innovative and effective marketing and technology. Therefore, the Board believes that marketing and technology experience should be represented on the Board.

Presently, Mr. Xin Sun is the sole director of the Company. Mr. Xin Sun possesses many of the skills and experiences needed for our business. He has experience in the pharmaceutical industry, having previously been the District Director for the Northeast District of China for Pfizer Pharmaceuticals Limited from 1991 to 1994. He has also been the Director of Marketing for Ha Yao Group Sanchine Medicine Joint-Stock Company Ltd., where he acquired strong marketing experience. From 1996 to 2002, Mr. Xin Sun was the chief executive officer of a company he founded, Heilongjiang Bijie Chemical Industry Co., Ltd., and from 2003 to the present, he has been the president and chief executive officer of Humankind.

The Board plans to eventually increase its membership to include directors with skills and experiences complementary to Mr. Xin Sun’s background.

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

Based solely on our review of the copies of such reports, we believe that, with respect to the fiscal years ended June 30, 2014 our sole officer and director, and all of the persons known to us to own more than ten percent of our common stock, filed all required reports on a timely basis.

Meetings of Our Board of Directors

The Board held no meetings during the fiscal years ended June 30, 2014.

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

Director Compensation

We did not compensate our director for the fiscal years ended June 30, 2014. Going forward, however, we intend to implement a market-based director compensation program.

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

Directors and Officers of Humankind

The following table sets forth certain information as of June 30, 2014 concerning the directors and executive officers of Humankind:

Directors and Executive Officers	Position/Title	Age
Xin Sun	Chairman, Chief Financial Officer, Treasurer	48
Baosen Ma	President, Secretary, Director	46
Kai Sun	Director	43

The following is a summary of the biographical information of those directors and officers of Humankind whose biographical information does not appear above:

Baosen Ma, President, Secretary and Director

Mr. Baosen Ma graduated from China University of Political Science and Law with a major in Financial Accounting. From 1987 to 1992, he was an accountant with Harbin Keluola Solar Power Co., Ltd. Thereafter, from 1992 to 1996, he was Vice General Manager and Sales Manager for Shanghai Dahua Solar Battery Co., Ltd. From 1996 to 2004, he was the East China Manager for the Ha Yao Group Sanchine Medicine Joint-Stock Ltd. In January 2004, Mr. Ma was appointed President, Secretary and Director of Humankind.

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

SUMMARY COMPENSATION TABLE

(all figures in US Dollars)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Xin Sun, Chief Executive Officer, Chief Financial Officer	2014	23,330	0	0	N/A	N/A	N/A	N/A	23,330
	2013	61,762	0	0	N/A	N/A	N/A	N/A	61,762

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the fiscal years ended June 30, 2014 and 2013, respectively.

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

Director Compensation

Mr. Xin Sun, our chief executive officer and sole director, receives no additional compensation for his services in his capacity as a director of our public company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than five percent of any class of voting securities, (ii) our director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of September 29, 2014.

The address of the beneficial owner listed below is Harbin Humankind Biology Technology Co. Limited, 168 Binbei Street, Songbei District, Harbin, Heilongjiang Province, PRC.

Title of Class	Name	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Xin Sun, Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer	17,507,188	28.1%

Common Stock	All officers and directors as a group (1 person)	17,507,188	28.1%

(1)       Based on 62,239,737 total issued and outstanding shares of the Company as of September 29, 2014.

Mr. Xin Sun has the sole power to vote and dispose of all shares of common stock listed opposite his name. Mr. Sun did not and does not own any options or convertible securities.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Our company received temporary short-term loans from its majority owner and our sole director and principal executive officer, Mr. Xin Sun, a PRC citizen. These loans are unsecured and non-interest bearing, and have no fixed terms of repayment; therefore, they are deemed payable on demand. Cash flows classified as due to majority owner are classified as cash flows from financing activities. The total borrowings from Mr. Sun were $1,739,157 and $2,051,472 as of June 30, 2014 and June 30, 2013, respectively.

Interest was imputed on the loans using the Chinese bank borrowing rate of 6.31%. There were no interested imputed on the loans for the fiscal years 2014 and 2013, respectively.

Item 14.	Principal Accounting Fees and Services.

We were billed by KCCW Accountancy Corp., our independent public accountants, for the following professional services they performed for us during the fiscal years ended June 30, 2014 and 2013 as set forth in the table below.

	Audit Fees	Audit-Related Fees	Tax Fees	Other Fees

2014	$322,500	-	-	-
2013	$160,000	-	-	-

Pre-Approval Policies and Procedures

All of the services rendered to us by our independent registered public accountants were pre-approved by the Board.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit		Filed

Index	Description of Document	Herewith	Incorporated by Reference To:

3.1	Articles of Incorporation.		Exhibit 3.1 of the Company’s Registration Statement on Form 10-SB filed with the SEC on December 1, 2004.

3.2	By-laws.		Exhibits 3.2 of the Company’s Registration Statement on Form 10-SB filed with the SEC on December 1, 2004.

3.3	Certificate of Amendment, dated May 11, 2005.		Exhibits 3.3of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

3.4	Certificate of Amendment, dated November 12, 2008.		Exhibit 3.4 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

4.1	Specimen of Common Stock Certificate	☒

3.5	Certificate of Amendment, dated February 11, 2009.		Exhibit 3.5 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.1	English Translation of Land Use Agreement, dated June 7, 2004, between Harbin Humankind Biology Technology Co. Limited and Harbin City, Daochu District, Songbei Township, Jinxin Village.		Exhibit 10.3 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.2	English Translation of Cooperative Agreement, dated September 17, 2008, between Harbin Humankind Biology Technology Co. Limited and the Commercial Bureau of Qing’an County.		Exhibit 10.5 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.3	English Translation of Land Purchase Agreement, dated July 7, 2009, between Harbin Humankind Biology Technology Co. Limited and Harbin Songbei District Construction and Development Management Committee.	Exhibit 10.6 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.4	English Translation of Technology Transfer Agreement, dated October 12, 2007, between Harbin Humankind Biology Technology Co. Limited and Beijing Jindelikang Bio-Technology Co., Ltd.	Exhibit 10.7 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.5	English Translation of Technology Development Agreement, dated April 9, 2010, between Harbin Humankind Biology Technology Co. Limited and Shenyang Pharmaceutical University.	Exhibit 10.21 of the Company’s Annual Report on Form 10-K/A filed with the SEC on July 18, 2011.

10.6	English Translation of Technology Development Agreement, dated May 20, 2010, between Harbin Humankind Biology Technology Co. Limited and Shenyang Pharmaceutical University.	Exhibit 10.22 of the Company’s Annual Report on Form 10-K/A filed with the SEC on July 18, 2011.

10.7	English Translation of Health Food Technology Transfer Agreement, dated January 18, 2013 by and between Harbin Humankind Biology Technology Co., Limited and Guangzhou Aoda Biology Beauty Healthy Technology Co., Ltd.	Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013.

10.8	English Translation of Stock Transfer Agreement, dated April 10, 2013, by and between Stockholder of Heilongjiang Huimeijia Pharmaceuticals Co., Ltd, Liyuan Sun and Harbin Humankind Biology Technology Co., Limited. and its addendum dated June 18, 2013.	Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013.

10.9	English Translation of Stock Transfer Agreement, dated April 10, 2013, by and between Stockholder of Heilongjiang Huimeijia Pharmaceuticals Co., Ltd, Wenbin Zhang and Harbin Humankind Biology Technology Co., Limited. and its addendum dated June 18, 2013.		Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013.

10.10	English Translation of Purchase Agreement, dated January 7, 2014, between Harbin Humankind Biology Technology Co. Limited and Mr. Shukui Wang.	☒

21.1	List of Subsidiaries.	☒

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	☒

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	☒

32.1	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	☒

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

By: /s/ Xin Sun
Date: September 29, 2014	Name:	Xin Sun
	Title:	Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Xin Sun

Name:	Xin Sun
Title:	Chief Executive Officer (principal executive officer),
Chief Financial Officer (principal financial officer and principal accounting officer) and sole director
Date:	September 29, 2014

