Form 10-Q
period 2014-09-30
China Health Industries Holdings, Inc.
filed 2014-11-14
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X]   No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[X]
( Do not check if a smaller reporting company )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [_]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 11, 2014, there are 62,239,737 shares of common stock, $0.0001 par value, issued and outstanding.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets As of September 30, 2014 and June 30, 2014 (Unaudited)	1

	Condensed Consolidated and Combined Statements of Operations and Comprehensive Income For the Three Months Ended September 30, 2014 and 2013 (Unaudited)	2

	Condensed Consolidated and Combined Statements of Cash Flows For the Three Months Ended September 30, 2014 and 2013 (Unaudited)	3

	Notes to Condensed Consolidated and Combined Financial Statements As of September 30, 2014 (Unaudited)	4-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II	OTHER INFORMATION	25

Item 5.	Exhibits	25

Signatures		26

Exhibits/Certifications		27

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	June 30,
	2014	2014
ASSETS

Current assets
Cash and cash equivalents	$28,034,677	$27,232,074
Notes receivable	21,049	28,095
Accounts receivable, net	2,240,248	2,230,746
Inventory	1,009,468	1,037,939
Other receivables, net	88,083	83,570
Advance to suppliers	61,688	40,504
Prepaid expenses	100,448	101,965
Total current assets	31,555,661	30,754,893

Property, plant and equipment, net	4,621,938	4,661,072
Intangible assets, net	5,359,010	5,452,161
Construction in progress	498,860	1,934
Total assets	$42,035,469	$40,870,060

LIABILITIES AND EQUITY

Current liabilities
Short-term loans	$1,629,195	$1,611,967
Accounts payable and accrued expenses	639,298	627,109
Other payables	22,136	83,798
Advance from customers	299,767	245,308
Related party debts	2,233,189	1,776,851
Wages payable	65,623	69,544
Taxes payable	480,560	403,970
Total current liabilities	5,369,768	4,818,547

Equity
Common stock, ($0.0001 par value, 300,000,000 shares authorized, 62,239,737 issued and outstanding as of September 30, 2014 and June 30, 2014, respectively)	6,224	6,224
Additional paid-in capital	27,317	27,317
Accumulated other comprehensive income	3,633,700	3,242,959
Statutory reserve	38,679	38,679
Retained earnings	32,959,525	32,736,081
Total stockholders' equity	36,665,445	36,051,260
Non-controlling interests	256	253
Total equity	36,665,701	36,051,513

Total liabilities and equity	$42,035,469	$40,870,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended

	September 30, 2014	September 30, 2013

REVENUE	$3,160,217	$1,689,518

COST OF GOODS SOLD	2,213,963	1,531,440

GROSS PROFIT	946,254	158,078

OPERATING EXPENSES
Selling, general and administrative expenses	464,088	532,309
Depreciation and amortization expenses	189,444	227,587
Research and development expenses	-	157,060
Total operating expenses	653,532	916,956

INCOME (LOSS) FROM OPERATIONS	292,722	(758,878)

OTHER INCOME/(EXPENSES)
Interest income	23,927	39,294
Interest expense	(29,958)	(22,780)
Other income, net	38,932	24,391
Total other income, net	32,901	40,905

INCOME (LOSS) BEFORE INCOME TAXES	325,623	(717,973)

Provision for income taxes	102,179	-

NET INCOME (LOSS)	223,444	(717,973)
Less: net loss attributable to non-controlling interests	-	-
Net income (loss) attributable to China Health Industries Holdings	223,444	(717,973)
Foreign currency translation gain	390,744	106,007
Comprehensive income/(loss)	614,188	(611,966)
Less: comprehensive income attributable to non-controlling interests	3	1
COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO CHINA HEALTH INDUSTRIES HOLDINGS	$614,185	$(611,967)

Net income (loss) attributable to China Health Industries Holdings' shareholders per share are:
Basic & diluted income (loss) per share	$0.004	$(0.010)
Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	62,239,737	62,239,737

The accompanying notes are an integral part of these condensed  consolidated and combined financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	September 30,	September 30,
	2014	2013

Cash Flows from Operating Activities
Net income (loss) available to China Health Industries Holdings	$223,444	$(717,973)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	241,791	263,496
Recovery of doubtful accounts	(433)	-
Changes in operating assets and liabilities
Accounts receivable	14,711	25,276
Other receivables	(3,605)	-
Inventory	39,397	51,149
Advance to Suppliers and prepaid expenses	(18,066)	113,454
Accounts payables and accrued expenses	5,493	(56,856)
Advance from customers and other payables	(10,676)	50,590
Wages payable	(4,645)	-
Taxes payable	71,965	-
Net cash provided by (used in) operating activities	559,376	(270,864)

Cash Flows from Investing Activities
Decrease in notes receivable	7,316	-
Purchases of property, plant and equipment	(2,440)	(11,093)
Purchases of intangible assets	-	(11,428)
Net cash provided by investing activities	4,876	(22,521)

Cash Flows from Financing Activities
Repayment to related parties	(54,833)	6,236
Net cash provided by (used in) financing activities	(54,833)	6,236

Effect of exchange rate changes on cash and cash equivalents	293,184	51,077

Net increase/(decrease) in cash and cash equivalents	802,603	(236,072)

Cash and cash equivalents, beginning balance	27,232,074	28,868,533

Cash and cash equivalents, ending balance	$28,034,677	$28,632,461
Supplemental cash flow information
Cash paid for income taxes	$48,622	$-
Cash paid for interest expense	$29,958	$22,780

Non-cash activities:
Loan from related party for the construction of a facility	$494,797	$-
Reclassification from construction in progress to property and equipment	$-	$2,158,711

The accompanying notes are an integral part of these condensed  consolidated and combined financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(UNAUDITED)

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

China Health US, China Health HK, Humankind, Huimeijia and HLJ Huimeijia are collectively referred herein to as the “Company.”

As of September 30, 2014, the Company’s corporate structure is as follows:

China Health Industries Holdings, Inc.
(a Delaware company)
("China Health US")
100%
China Health Industries Holdings Limited
(a Hong Kong company)
("China Health HK")
100%
Outside of China
Within China
Harbin Humankind Biology Technology Co., Limited (a PRC company) ("Humankind")
XIN SUN
100%
99%
1%
Heilongjiang Huimeijia Pharmaceutical Co., Ltd (a PRC company) ("HLJ Huimeijia")
Harbin Huimeijia Medicine Company (a PRC company) ("Huimeijia")

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

Basis of Presentation

The accompanying unaudited consolidated and combined financial statements have been prepared by Company without audit pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated and combined financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the years ended June 30, 2014 and 2013.These consolidated and combined financial statements include all adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The results of operations for the three months ended September30, 2014 may not be indicative of results that may be expected for the year ended June 30, 2015.

Principles of Consolidation

The accompanying consolidated and combined financial statements include China Health US and its four subsidiary companies, China Health HK, Humankind, Huimeijia, and HLJ Huimeijia. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

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

As of September 30, 2014 and June 30, 2014, the Company’s uninsured bank balance was mainly maintained at financial institutions located in the PRC and HK, totaled $28,034,677 and $27,232,074 respectively. The Company has no insured bank balance as of September 30, 2014 and June 30, 2014, respectively.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. From November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales, whereas the payment terms for sales before November 1, 2013 were thirty (30) day. As a result, as of September 30, 2014 and June 30, 2014, the net balances of accounts receivable were $2,240,248 and $2,230,746, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. As of September 30 and June 30, 2014, the balances of allowance for doubtful accounts were $45,514 and $45,463, respectively.

Advance to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials, and records these purchases as advance to suppliers. As of September 30, 2014 and June 30, 2014, advance to suppliers amounted to $61,688 and $40,504, respectively.

Prepaid Expenses

Prepaid expenses principally include prepaid R&D expenses, prepaid income taxes and amount paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. As of September 30, 2014 and June 30, 2014, prepaid expenses amounted to $100,448 and $101,965, respectively.

Inventory

Inventory consists of raw materials, supplies and package materials, work in progress and finished goods of manufactured products.

Inventory is stated at lower of cost or market and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other entities of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor cost and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory as well as inventory the volume of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. There was no inventory impairment provided for the three months ended September 30,2014 and 2013 respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10 “Property, Plant, and Equipment” and FASB ASC Topic 205 “Presentation of Financial Statements.” The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of September30, 2014 and June 30, 2014, the Company has not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

Property, Plant and Equipment

Property, plant and equipment are carried at the lower of cost or fair value. Maintenance, repairs and minor renewals are expensed as incurred, major renewals and improvements that extend the lives or increase the capacity of plant assets are capitalized.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the results of operations in the reporting period of disposition.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The depreciable lives applied are:

Building, Warehouse and Improvements	20 to 30 years
Office Equipment	3 to 7 years
Vehicles	5 to 15 years
Machinery and Equipment	7 to 15 years

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of our intangible assets could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy or (iv) any failure to meet the performance projections included in our forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets for the three months ended September 30, 2014 and 2013, respectively.

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

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment recorded for construction in progress for the three months ended September 30, 2014 and 2013, respectively.

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

Humankind, Huimeijia and HLJ Huimeijia’s financial statements are translated into the reporting currency, the United States Dollar (“USD”). Assets and liabilities of the above entities are translated at the prevailing exchange rate at each reporting period end date. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from the translation of these financial statements are reflected as accumulated other comprehensive income in shareholders’ equity and non-controlling interests.

Revenue Recognition

The Company recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exits and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience for the three months ended September 30, 2014 and 2013, respectively.

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

Value added tax payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. As of September 30, 2014 and June 30, 2014, value added taxes payable were $292,389 and $287,441, respectively.

Sales Taxes and Sales-Related Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual VAT paid as taxes on maintaining and building cities and education additional fees, both of which belong to sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. Sales taxes and sales-related taxes for the three months ended September 30, 2014 and 2013 were $55,318 and $28,076, respectively.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the three months ended September 30, 2014 and 2013, the Company had no potential dilutive common stock equivalents outstanding.

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

Recent Accounting Pronouncements

In August 2014, the FASB has issued Accounting Standards Update (“ASU”) No. 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. The amendments in this ASU will apply to a reporting entity that is required to consolidate a collateralized financing entity under the Variable Interest Entities guidance when: (1) the reporting entity measures all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other Codification Topics; and (2) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. For entities other than public business entities, the amendments are effective for annual periods ending after December 15, 2016, and interim periods beginning after December 15, 2016. Early adoption is permitted as of the beginning of an annual period. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

In August 2014, the FASB has issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued statements. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force).The amendments permit the use of the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate, or OIS) as a benchmark interest rate for hedge accounting purposes. Public business entities are required to implement the new requirements in fiscal years (and interim periods within those fiscal years) beginning after December 15, 2015. All other types of entities are required to implement the new requirements in fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. The Company does not expect the adoption to have material impact on the Company's consolidated financial statement.

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

NOTE 4 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable amounted to $2,240,248 and $2,230,746, respectively, net of allowance for doubtful accounts amounting to $45,514 and $45,463 as of September 30, 2014 and June 30, 2014, respectively.

NOTE 5 - INVENTORIES

Inventory consists of following:

	September 30, 2014	June 30, 2014
Raw Materials	$541,210	$524,446
Supplies and Packing Materials	12,403	10,485
Work-in-Progress	231,959	248,304
Finished Goods	223,896	254,704
Total	$1,009,468	$1,037,939

For the three months ended September 30, 2014 and 2013, the Company has not made provision for inventory in regards to slow moving or obsolete items.

NOTE 6 - CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:

	September 30, 2014	June 30, 2014
Plant - HLJ Huimeijia	$496,905	$-
Plant and Production Lines - Huimeijia	1,955	1,934
Total	$498,860	$1,934

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for the plant, the estimated total cost of construction was approximately $2.09 million (RMB 12,800,000), anticipated to be completed within 720 days from April 20, 2012 to December 30, 2015. As of September 30, 2014, 25% of construction had been completed and $496,905 (RMB 3,050,000) had been recorded as a cost of construction in progress.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30, 2014	June 30, 2014
Building, Warehouses and Improvements	$4,696,543	$4,646,879
Machinery and Equipment	1,245,279	1,231,702
Office Equipment	111,304	108,112
Vehicles	234,045	231,570
Other	24,438	24,180
Less Accumulated Depreciation	(1,689,671)	(1,581,371)
Total	$4,621,938	$4,661,072

Depreciation expense was $91,012 and $86,529 for the three months ended September 30, 2014 and 2013, respectively. Depreciation expense charged to operations was $38,665 and $50,620 for the three months ended September 30, 2014 and 2013, respectively. Depreciation expense charged to cost of goods sold was $52,347 and $35,909 for the three months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, the building of HLJ Huimeijia in the book value of $1,815,363 has been mortgaged for the working capital loan in the principal amount of $1,629,195 (RMB 10,000,000). As of June 30, 2014, the building of HLJ Huimeijia in the book value of $1,796,166 has been mortgaged for the working capital loan in the principal amount of $1,611,967 (RMB 10,000,000).

NOTE 8 - INTANGIBLE ASSETS

The following is a summary of intangible assets:

	September 30, 2014	June 30, 2014
Land Use Rights – Humankind	$1,032,581	$1,021,662
Health Supplement Product Patents – Humankind	4,887,586	4,835,901
Pharmaceutical Patents - HLJ Huimeijia	145,973	144,430
Land Use Rights - HLJ Huimeijia	706,270	698,802
Less: Accumulated Amortization	(1,413,400)	(1,248,634)
Total	$5,359,010	$5,452,161

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

Amortization expense charged to operations was $150,779 and $176,967 for the three months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, land use rights of HLJ Huimeijia with the book value of $706,270 have been mortgaged for a working capital loan in the principal amount of $1,629,195 (RMB 10,000,000). As of June 30, 2014, land use rights of HLJ Huimeijia with a book value of $698,802 have been mortgaged for a working capital loan in the principal amount of $1,611,967 (RMB 10,000,000).

NOTE 9 - SHORT-TERM LOAN

On November 20, 2013, HLJ Huimeijia entered into a short-term loan agreement with the Bank for a working capital loan in the principal amount of RMB 10,000,000, at an interest rate of 7.8% from November 20, 2013 to November 19, 2014. The loan was secured by the land use right and the building of HLJ Huimeijia, with a maturity date of November 19, 2014.As of September 30, 2014 and June 30, 2014, the Company’s short-term loan was $1,629,195 and $1,611,967, respectively.

Interest expenses were $29,958 and $22,780 for the three months ended September 30, 2014 and 2013, respectively.

NOTE 10- RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun consisted of the following:

	September 30, 2014	June 30, 2014
Mr. Xin Sun	$2,195,092	$1,739,157
Mr. Kai Sun	38,097	37,694
Total	$2,233,189	$1,776,851

These loans are unsecured and non-interest bearing and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun is a PRC citizen and a family member of Mr. Xin Sun, the CEO of the Company.

NOTE 11- INCOME TAXES

(a) Corporate income taxes

United States

China Health US was organized in the United States. China Health US had no taxable income for US income tax purposes for the years ended June 30, 2014 and 2013, respectively. As of September 30, 2014, China Health US has a net operating loss carry forward for United States income taxes. Net operating loss carry forwards are available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and the continued losses of the US entity. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the three months ended September 30, 2014 and 2013. Management reviews this valuation allowance periodically and makes adjustments accordingly.

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

The provision for income taxes on income consists of the following for the three months ended September 30, 2014 and 2013:

Provision for income taxes consisted of:

	For the Three Months Ended September 30,
	2014	2013
Current provision :
USA	$-	$-
China	102,179	-
Total current provision	102,179	-
Deferred provision:
USA	-	-
China	-	-
Total deferred provision	-	-
Total provision for income taxes	$102,179	$-

Significant components of deferred tax assets were as follows:

	September 30, 2014	June 30, 2014
Deferred tax assets
Net operating loss carry forward	$322,469	$301,764
Allowance for doubtful accounts	108	11,366
Valuation allowance	(322,577)	(313,130)
Deferred tax assets, net	$-	$-

As of September 30, 2014 and June 30, 2014, the Company accrued a 100% valuation allowance on its deferred tax assets based on the assessment on the probability of future reversion.

(b) Uncertain tax positions

There were no unrecognized tax benefits as of September 30 and June 30, 2014, respectively. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the three months ended September 30, 2014 and 2013, the Company did not incur any interest and penalties arising from its tax payments.

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

Since the Company terminated its rental agreement on January 9, 2013, it had no rental commitment as of September 30, 2014.

NOTE 13 - MAJOR SUPPLIERS AND CUSTOMERS

The Company had one supplier that in the aggregate accounted for 74% of the Company’s purchases for the three months ended September 30, 2014.

The Company had three customers that in the aggregate accounted for 38% of the Company’s total sales for the three months ended September 30, 2014, with each customer accounting for 11%, 11% and 10%, respectively.

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

The following tables’ present summary information by segment for the three months ended September 30, 2014 and 2013, respectively:

	For the Three Months Ended September 30, 2014				For the Three Months Ended September 30, 2013
	HLJ				HLJ
	Huimeijia	Humankind	Others	Consolidated	Huimeijia	Humankind	Others	Combined
Revenues	$407,874	$2,752,343	$-	$3,160,217	$303,734	$1,385,784	$-	$1,689,518
Cost of revenues	290,077	1,923,886	-	2,213,963	204,752	1,326,688	-	1,531,440
Gross profit	117,797	828,457	-	946,254	98,982	59,096	-	158,078
Interest expense	29,958	-	-	29,958	22,780	-	-	22,780
Depreciation and amortization	22,987	166,457	-	189,444	28,010	199,577	-	227,587
Income tax	-	102,179	-	102,179	-	-	-	-
Net income (loss)	(83,025)	306,540	(71)	223,444	(62,415)	(655,485)	(73)	(717,973)
Total capital expenditures	2,440	-	-	2,440	11,093	-	-	11,093
Total assets	$3,640,804	$38,366,768	$27,897	$42,035,469	$3,531,184	$37,514,229	$34,261	$41,079,674

NOTE 15 - SUBSEQUENT EVENTS

Management has considered all events occurring through November 14, 2014, the date this annual report is filed. All subsequent events requiring recognition as of September 30, 2014 have been incorporated into the accompanying consolidated and combined financial statements.

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

  the effect of political, economic, and market conditions and geopolitical events;

  legislative and regulatory changes that affect our business;

  the availability of funds and working capital;

  the actions and initiatives of current and potential competitors;

  investor sentiment;

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

Our business is conducted through our sales agents and sales personnel. We sell our products to our own sales personnel and our sales agents, who in turn sell our products to our end customers. We have sales agents located in Jiangsu, Zhejiang, Gansu, Shanghai, Anhui and Beijing, where most of our revenues are generated. Our sales through agents in Zhejiang, Beijing and Jiangsu provinces accounted for 11%, 11%, and 10% of our total sales, respectively, for the three months ended September 30, 2014. Although we do not currently sell our products online, we expect to do so in the future.

Results of Operations

The following table summarizes the top lines of the results of our operations for the three months ended September 30, 2014 and 2013, respectively:

	September 30, 2014	September 30, 2013	Variance	%
Revenues	$3,160,217	$1,689,518	$1,470,699	87.05%
Humankind	2,752,343	1,385,784	1,366,559	98.61%
HLJ Huimeijia	407,874	303,734	104,140	34.29%
Cost of Goods Sold	$2,213,963	$1,531,440	$682,523	44.57%
Humankind	1,923,886	1,326,688	597,198	45.01%
HLJ Huimeijia	290,077	204,752	85,325	41.67%
Gross Profit	$946,254	$158,078	$788,176	498.60%
Humankind	828,457	59,096	769,361	1301.88%
HLJ Huimeijia	117,797	98,982	18,815	19.01%

Revenue

Total revenues increased by $1,470,699, or 87.05%, for the three months ended September 30, 2014 as compared to the same period in 2013. The increase in revenues was primarily due to an increase of $1,366,559 or 98.61% in Humankind’s revenues and an increase of $104,140 or 34.29% in HLJ Huimeijia’s revenues for the three months ended September 30, 2014 as compared to the same period in 2013. The reason for the increase of the sales revenue in Humankind was due to the enhanced sales price and the increase in sales volume. From November 2013 the sales discounts of two primary products were adjusted. The unit sale prices to the agents of Waterlilies Soft Capsule (Sailuozhi) and Propolis and Black Ant Capsule were adjusted from $47.6 to $66.8 and from $23.6 to $29.8, respectively. The sales volume increase was attributable to the company’s greater efforts in generating publicity for the three months ended September 30, 2014.

Our total cost of sales increased $682,523 or 44.57% for the three months ended September 30, 2014 as compared to the same period in 2013. The increase in cost of sales was primarily due to an increase of $597,198 or 45.01% in Humankind’s cost of sales and an increase of $85,523 or 41.67% in HLJ Huimeijia’s cost of sales for the three months ended September 30, 2014 as compared to the same period in 2013. This increase was primarily due to the increase in sales volume.

Our gross profit increased $788,176 from $158,078 for the three months ended September 30, 2013 to $946,254 for the three months ended September 30, 2014. This increase was attributable to the enhanced sales prices of our two primary products and the increase in sales volume.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the three months ended September 30, 2014 and 2013, respectively:

	September 30, 2014			September 30, 2013
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Waterlilies Soft Capsule (Sailuozhi)	25,362	$1,693,729	53.60%	18,858	$898,423	53.18%
Propolis and Black Ant Capsule	35,518	1,058,614	33.50%	20,688	487,363	28.85%
HLJ huimeijia
Muskiness Bone Strengthener Paste	481,515	129,610	4.10%	371,240	96,843	5.73%
Muskiness Pain Relieving Paste	234,678	65,965	2.09%	160,623	45,906	2.72%
Injury and Rheumatism relieving Paste	166,795	41,724	1.32%	136,248	34,477	2.04%
Refining GouPi Cream	273,500	74,862	2.37%	108,647	29,056	1.72%
Enema Glycerini	476,065	46,781	1.48%	404,863	36,430	2.16%
Umguentum Acidi Borici Camphoratum	11,527	3,681	0.12%	58,704	17,339	1.03%
Injury and Paralysis Tincture	7,399	7,858	0.25%	14,802	15,681	0.93%
Pelvic Inflammation Suppository	17,877	10,525	0.33%	8,570	4,765	0.28%
Indometacin and Furazolidone Suppositories	11,620	5,586	0.18%	10,834	4,987	0.30%
Ethacriding Lactate Solution	-	-	-	46,770	4,857	0.29%
Ge Hong Beriberi Water	9,755	3,000	0.09%	5,040	1,717	0.10%
Hydrogen Peroxide Solution	47,400	5,319	0.17%	72,470	7,162	0.42%
Matrine Suppositories	-	-	-	2,000	807	0.05%
Triamcinolone Acetonide and Neomycin Paste	186,550	12,963	0.41%	504	3,705	0.22%
Total		$3,160,217	100.00%		$1,689,518	100.00%

Operating Expenses

The following table summarizes our operating expenses for the three months ended September 30, 2014 and 2013, respectively:

	September 30, 2014	September 30, 2013	Variance	%
Operating Expenses
Selling, general and administrative	$464,088	$532,309	$(68,221)	-12.82%
Depreciation and amortization	189,444	227,587	(38,143)	-16.76%
Research and development	-	157,060	(157,060)	-100.00%
Total Operating Expenses	$653,532	$916,956	$(263,424)	-28.73%

Total operating expenses for the three months ended September 30, 2014 decreased $263,424, or 28.73%, as compared to the corresponding period in 2013. The decrease in operating expenses was primarily attributable to a decrease of $157,060, or 100%, in research and development expense, which had already been fully amortized in July 2013, so the research and development was $0 for the three months ended September 30, 2014.

Interest Income and Interest Expense

Interest income was $23,927 for the three months ended September 30, 2014, as compared to $39,294 for the three months ended September 30, 2013. This decrease of $15,367, or 39.1%, was primarily due to the decrease in the average balance of deposits in the bank.

Interest expense was $29,958 for the three months ended September 30, 2014, as compared to $22,780 for the three months ended September 30, 2013. This increase of $7,178 or 31.51% was primarily due to the increase in short-term loan. The average daily short-term loans were $1,629,195 (RMB 10,000,000) and $1,143,791 (RMB 7, 000,000) for the three months ended September 30, 2014 and 2013, respectively.

Income Taxes

Income taxes increased $102,179, or 100%, from $0 for the three months ended September 30, 2013 to $102,179 for the three months ended September 30, 2014. This was due to the difference between the Company’s $325,623 income before income taxes for the three months ended September 30, 2014 and a $717,973 loss before income taxes for the three months ended September 30, 2013.

Net Income (Loss) and Income (Loss) Per Share

Net income was $223,444 for the three months ended September 30, 2014, as compared to net loss of $717,973 for the three months ended September 30, 2013. This increase of $941,417, or 131.1% in net income was primarily attributable to the increase in revenues in the amount of $1,470,699, the decrease in research and development expense in the amount of $157,060, partially offset by the increase in cost of goods sold of $682,523.

Income per share was $0.004 for the three months ended September 30, 2014 and loss per share was $0.010 for the three months ended September 30, 2013. This increase was primarily a result of the above increase in net income.

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

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of September 30, 2014 and 2013 and for each of the three months then ended:

	2014	2013
As of September 30 :
Cash and cash equivalents	$28,034,677	$28,632,461
Working capital	$26,185,893	$25,477,687
Inventories	$1,009,468	$956,305
For the three months ended September 30 :
Cash provided by (used in):
Operating activities	$559,376	$(270,864)
Investing activities	$4,876	$(22,521)
Financing activities	$(54,833)	$6,236

For the three months ended September 30, 2014, our net increase in cash and cash equivalents totaled $802,603, which comprised of $559,376 provided by operating activities, $4,876 provided by investing activities and the positive effect of prevailing exchange rates on our cash position of $293,184, offset by $54,833 used in financing activities

For the three months ended September 30, 2013, our net decrease in cash and cash equivalents totaled $236,072, which comprised of $270,864 used in operating activities and $22,521 used in investing activities, offset by the positive effect of prevailing exchange rates on our cash position of $50,742 and $6,236 provided by investing activities.

Our working capital at September 30, 2014 was $26,185,893, compared to working capital of $25,477,687 at September 30, 2013. This increase of $708,206 or 2.8% was primarily attributable to the increase in accounts receivable, net in the amount of $2,128,894, offset by the decrease in cash in bank in the amount of $597,784, the decrease in prepaid expense in the amount of $115,282, the increase in short term loans in the amount of $485,404 and the increase in taxes payable in the amount of $224,338.

Net cash provided by operating activities was $559,376 for the three months ended September 30, 2014, primarily attributable to a net income available to the Company in the amount of $223,444, depreciation and amortization expenses of $241,791 as reconciled and net decrease in taxes payable of $71,965. Net cash used in financing activities was $54,833 for the three months ended September 30, 2014, attributable to repayment to related party debts in the amount of $54,833. The positive effect of exchange rate changes on cash and cash equivalents in the amount of $293,184 for the three months ended September 30, 2014 was mainly a result of the effect of the appreciation of the RMB to the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 6.1380 to 1 and 6.2036 to 1 as of September 30, 2014 and June 30, 2014, respectively and the average exchange rate from USD to RMB was 6.1641 for the three months ended September 30, 2014.

Net cash used in operating activities was $270,864 for the three months ended September 30, 2013, primarily attributable to a net loss available to the Company in the amount of $717,973 and the increase in the advance from customers and other payables in the amount of $50,590, offset by depreciation and amortization expenses of $263,496 as reconciled, decrease in advance to supplier and prepaid expense in the amount of $113,454, and decrease in inventory in the amount of $51,149. Net cash provided by financing activities was $6,236 for the three months ended September 30, 2013, attributable to proceeds of related party debts in the amount of $6,236. The positive effect of exchange rate changes on cash and cash equivalents in the amount of $50,742 for the three months ended September 30, 2013 was mainly a result of the effect of the depreciation of the RMB to the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 6.1200 to 1 and 6.1374 to 1 as of September 30, 2013 and June 30, 2013, respectively and the average exchange rate from USD to RMB was 6.1253 for the three months ended September 30, 2013.

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

Related Party Debts

We had related party debts of $2,233,189 as of September 30, 2014, as compared to $1,776,851 as of June 30, 2014, an increase of $456,338 or 26%, which is mainly attributable to a loan in the amount of $494,797 from Mr. Xin Sun, the CEO of the Company for the construction of the factory.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Critical Accounting Policies and Estimates

We prepare the condensed consolidated financial statements in accordance with US GAAP. These accounting principles require us to make judgments, estimates and assumptions on the reported amounts of assets and liabilities at the end of each fiscal period, and the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these judgments and estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and assumptions that we believe to be reasonable.

There have been no material changes during the three months ended September 30, 2014 in the Company’s significant accounting policies to those previously disclosed in the June 30, 2014 annual report.

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

At the conclusion of the period ended September 30, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting as discussed in our annual report on Form 10-K for the fiscal year ended June 30, 2014, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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
  Hire an individual that possesses the requisite U.S. GAAP experience and education.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have come to management’s attention during the quarter ended September 30, 2014 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

/s/ Xin Sun
By:	Xin Sun
Title:	Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)
Date:	November 14, 2014

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Attached as Exhibits 101 to this Quarterly Report on Form 10-Q are the following financial statements for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements. The XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.