Form 10-Q
period 2014-12-31
China Health Industries Holdings, Inc.
filed 2015-02-13
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2014

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]      No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
( Do not check if a smaller reporting company )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]      No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 10, 2015, there are 62,239,737 shares of common stock, $0.0001 par value, issued and outstanding.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets As of December 31, 2014 and June 30, 2014 (Unaudited)	1

	Condensed Consolidated and Combined Statements of Operations and Comprehensive Income For the Three Months and Six Months Ended December 31, 2014 and 2013 (Unaudited)	2

	Condensed Consolidated and Combined Statements of Cash Flows For the Six Months Ended December 31, 2014 and 2013 (Unaudited)	3

	Notes to Condensed Consolidated and Combined Financial Statements As of December 31, 2014 (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II	OTHER INFORMATION	26

Item 6.	Exhibits	26

Signatures		27

Exhibits/Certifications		28

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
	2014	2014
ASSETS

Current assets
Cash and cash equivalents	$28,320,894	$27,232,074
Notes receivable	-	28,095
Accounts receivable, net	1,989,926	2,230,746
Inventory	908,152	1,037,939
Other receivables, net	46,112	83,570
Advance to suppliers	69,730	40,504
Prepaid expenses	-	101,965
Total current assets	31,334,814	30,754,893

Property, plant and equipment, net	4,496,423	4,661,072
Intangible assets, net	5,173,951	5,452,161
Construction in progress	534,500	1,934
Total assets	$41,539,688	$40,870,060

LIABILITIES AND EQUITY

Current liabilities
Short-term loans	$1,611,707	$1,611,967
Accounts payable and accrued expenses	626,790	627,109
Other payables	60,729	83,798
Advance from customers	717,835	245,308
Related party debts	1,674,078	1,776,851
Wages payable	191,036	69,544
Taxes payable	284,186	403,970
Total current liabilities	5,166,361	4,818,547

Equity
Common stock, ($0.0001 par value, 300,000,000 shares authorized, 62,239,737 issued and outstanding as of December 31, 2014 and June 30, 2014, respectively)	$6,224	$6,224
Additional paid-in capital	27,317	27,317
Accumulated other comprehensive income	3,234,517	3,242,959
Statutory reserve	38,679	38,679
Retained earnings	33,066,336	32,736,081
Total stockholders' equity	36,373,073	36,051,260
Non-controlling interests	254	253
Total equity	36,373,327	36,051,513

Total liabilities and equity	$41,539,688	$40,870,060

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013

REVENUE	$3,117,562	$2,256,286	$6,277,779	$3,945,804

COST OF GOODS SOLD	2,179,413	1,717,795	4,393,376	3,249,235

GROSS PROFIT	938,149	538,491	1,884,403	696,569

OPERATING EXPENSES
Selling, general and administrative expenses	591,670	520,003	1,055,758	1,054,695
Depreciation and amortization expenses	154,152	319,395	343,596	544,599
Research and development expenses	-	445	-	157,505
Total operating expenses	745,822	839,843	1,399,354	1,756,799

INCOME (LOSS) FROM OPERATIONS	192,327	(301,352)	485,049	(1,060,230)

OTHER INCOME/(EXPENSES)
Interest income	24,459	24,808	48,386	64,102
Interest expense	(32,240)	(21,223)	(62,198)	(44,003)
Other income(expenses), net	(19,376)	9,737	19,556	34,128
Total other income (expense), net	(27,157)	13,322	5,744	54,227

INCOME (LOSS) BEFORE INCOME TAXES	165,170	(288,030)	490,793	(1,006,003)

Provision for income taxes	58,359	-	160,538	-

NET INCOME (LOSS)	106,811	(288,030)	330,255	(1,006,003)
Less: net loss attributable to non-controlling interests	-	(71)	-	(71)
Net income (loss) attributable to China Health Industries Holdings	106,811	(287,959)	330,255	(1,005,932)
Foreign currency translation gain	(399,185)	357,213	(8,441)	509,545
Comprehensive income(loss)	(292,374)	69,183	321,814	(496,458)
Less: comprehensive loss attributable to non- controlling interests	(3)	(67)	-	(66)
COMPREHENSIVE INCOME(LOSS) ATTRIBUTABLE TO CHINA HEALTH INDUSTRIES HOLDINGS	$(292,371)	$69,250	$321,814	$(496,392)

Net income (loss) attributable to China Health
Industries Holdings' shareholders per share are:
Basic & diluted income (loss) per share	$(0.002)	$(0.010)	$0.005	$(0.020)

Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	62,239,737	62,239,737	62,239,737	62,239,737

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	December 31,	December 31,
	2014	2013

Cash Flows from Operating Activities
Net income (loss) available to China Health Industries Holdings	$330,255	$(1,005,932)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	448,487	600,040
(Recovery of) provision for doubtful accounts	(615)	9,910
Noncontrolling interests	-	(71)
Changes in operating assets and liabilities
Accounts receivable	242,986	(885,867)
Other receivables	37,742	41,088
Inventory	130,649	66,402
Advance to Suppliers and prepaid expenses	73,294	263,397
Accounts payables and accrued expenses	(219)	(48,464)
Advance from customers and other payables	453,085	(58,396)
Wages payable	122,466	(131,071)
Taxes payable	(120,671)	45,834

Net cash provided by (used in) operating activities	1,717,459	(1,103,130)

Cash Flows from Investing Activities
Decrease in notes receivable	28,313	22,600
Purchases of property, plant and equipment	(3,755)	(102,560)
Purchases of intangible assets	-	(11,460)
Increase in construction in progress	(536,795)	-

Net cash used in investing activities	(512,237)	(91,420)

Cash Flows from Financing Activities
Collection of related party debts	(519,841)	29,339
Proceeds from related party loan	416,508	491,162

Net cash (used in) provided by financing activities	(103,333)	520,501

Effect of exchange rate changes on cash and cash equivalents	(13,069)	393,068

Net increase/(decrease) in cash and cash equivalents	1,088,820	(280,981)

Cash and cash equivalents, beginning balance	27,232,074	28,868,533

Cash and cash equivalents, ending balance	$28,320,894	$28,587,552

Supplemental cash flow information
Cash paid for income taxes	$190,536	$-
Cash paid for interest expense	$62,198	$13,863
Non-cash investing activities:
Transfer to property, plant and equipment from construction in progress	$-	$2,164,828

Non-cash financing activities:

Loan from related party for the construction of a facility	$495,474	$-

Collection of related party debts for selling drug approval numbers	$(519,841)	$-

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
As of December 31, 2014 (Unaudited)

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

As of December 31, 2014, the Company’s corporate structure is as follows:

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

Basis of Presentation

The accompanying unaudited consolidated and combined financial statements have been prepared by Company without audit pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated and combined financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the years ended June 30, 2014 and 2013.These consolidated and combined financial statements include all adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The results of operations for the six months ended December 31, 2014 may not be indicative of results that may be expected for the year ended June 30, 2015.

Principles of Consolidation

The accompanying consolidated and combined financial statements include China Health US and its four subsidiary companies, China Health HK, Humankind, Huimeijia, and HLJ Huimeijia. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

Segment Reporting

FASB ASC Topic 280, “Segment Reporting”, established standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments. The Company has three reportable operating segments: Humankind, HLJ Huimeijia and others. The segments are grouped based on the types of products provided.

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB ASC Topic 820 that applies to the Company requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

Various inputs are considered when determining the fair value of the Company’s debt. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. These inputs are summarized in the three broad levels listed below.

Level 1- observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets;

Level 2 - other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.);

Level 3 - significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

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

Statement of Cash Flows

In accordance with Statement FASB ASC Topic 230, “Statement of Cash Flows”, cash flow from the Company's operations is calculated based upon the local currencies and translated to the reporting currency using an average foreign exchange rate for the reporting period. As a result, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Significant estimates and assumptions by management include, among others; useful lives of long-lived assets and intangible assets, valuation of inventory, accounts receivable and notes receivable, impairment analysis of long-lived assets, construction in progress, intangible assets and deferred taxes. While the Company believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

As of December 31, 2014 and June 30, 2014, the Company’s uninsured bank balance was mainly maintained at financial institutions located in the PRC and HK, totaled $28,320,894 and $27,232,074 respectively. The Company has no insured bank balance as of December 31, 2014 and June 30, 2014, respectively.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. From November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales, whereas the payment terms for sales before November 1, 2013 were thirty (30) day. As a result, as of December 31, 2014 and June 30, 2014, the net balances of accounts receivable were $1,989,926 and $2,230,746, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. As of December 31 and June 30, 2014, the balances of allowance for doubtful accounts were $44,845 and $45,463, respectively.

Advance to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials, and records these purchases as advance to suppliers. As of December 31, 2014 and June 30, 2014, advance to suppliers amounted to $69,730 and $40,504, respectively.

Prepaid Expenses

Prepaid expenses principally include prepaid R&D expenses, prepaid income taxes and amount paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. As of December 31, 2014 and June 30, 2014, prepaid expenses amounted to $0 and $101,965, respectively.

Inventory

Inventory consists of raw materials, supplies and package materials, work in progress and finished goods of manufactured products.

Inventory is stated at lower of cost or market and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other entities of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor cost and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory as well as inventory the volume of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. There was no inventory impairment provided for the six months ended December 31, 2014 and 2013 respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10 “Property, Plant, and Equipment” and FASB ASC Topic 205 “Presentation of Financial Statements.” The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of December 31, 2014 and June 30, 2014, the Company has not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

Property, Plant and Equipment

Property, plant and equipment are carried at the lower of cost or fair value. Maintenance, repairs and minor renewals are expensed as incurred, major renewals and improvements that extend the lives or increase the capacity of plant assets are capitalized.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the results of operations in the reporting period of disposition

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The depreciable lives applied are:

Building, Warehouse and Improvements	20 to 30 years
Office Equipment	3 to 7 years
Vehicles	5 to 15 years
Machinery and Equipment	7 to 15 years

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, it could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets for the six months ended December 31, 2014 and 2013, respectively.

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

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment recorded for construction in progress for the six months ended December 31, 2014 and 2013, respectively.

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

Revenue Recognition

The Company recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exits and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience for the six months ended December 31, 2014 and 2013, respectively.

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

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability may be materially different from the Company’s estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities or deferred tax asset valuation allowance.

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

Value added tax payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. As of December 31, 2014 and June 30, 2014, value added taxes payable were $282,557 and $287,441, respectively.

Sales Taxes and Sales-Related Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual VAT paid as taxes on maintaining and building cities and education additional fees, both of which belong to sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. Sales taxes and sales-related taxes for the six months ended December 31, 2014 and 2013 were $110,066 and $65,121, respectively.

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

The Company operates in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between USD and RMB. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting periods.

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the six months ended December 31, 2014 and 2013, the Company had no potential dilutive common stock equivalents outstanding.

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

Recent Accounting Pronouncements

On November 3, 2014, the FASB issued ASU No. 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force)”.The amendments permit the use of the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate, or OIS) as a benchmark interest rate for hedge accounting purposes. Public business entities are required to implement the new requirements in fiscal years (and interim periods within those fiscal years) beginning after December 15, 2015. All other types of entities are required to implement the new requirements in fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. The Company does not expect the adoption to have material impact on the Company's consolidated financial statement.

On November 18, 2014, FASB issued ASU No. 2014-17, “Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force)”, which allows an acquired entity to elect to apply pushdown accounting in its separate financial statements on a change-incontrol event. The acquired entity elects whether to apply pushdown accounting individually for each change-in-control event, and may apply pushdown accounting during the reporting period in which the change-in-control event occurs. Effective November 18, 2014, an acquired entity may apply ASU 2014-17 to future change-in-control events. The Company does not expect the adoption of ASU 2014-17 to have material impact on the Company's consolidated financial statement.

On December 23, 2014, FASB issued Accounting Standards Update (ASU) No. 2014-18, “Accounting for Identifiable Intangible Assets in a Business Combination”. The ASU contains an accounting alternative for private companies that acquire identifiable intangible assets in a business combination. Under the accounting alternative, many customer-related intangible assets and all noncompete agreements would not be recognized separately and would be subsumed into goodwill. An entity that elects this alternative is also required to adopt the alternative accounting in FASB Accounting Standards Update No. 2014-02, Accounting for Goodwill. (However, an entity that elects to adopt the goodwill alternative does not need to adopt the guidance in ASU 2014-18.) ASU 2014-18 does not require an entity to provide any incremental disclosures beyond those required by ASC 805. Once elected, the accounting alternative would be applied to all future business combinations entered into in the first annual period beginning after December 15, 2015. Early adoption would be permitted. The Company does not expect the adoption of ASU 2014-18 to have material impact on the Company's consolidated financial statement.

On January 9, 2015, FASB published ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. The ASU applies to all entities and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have material impact on the Company's consolidated financial statement.

NOTE 3 – ACQUISITION

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

NOTE 4 – ASSETS SALE

On December 24, 2014, Humankind entered into a stock transfer agreement (the “Agreement”) with Xiuzheng Pharmaceutical Group Co., Ltd. a company incorporated under the laws of the People’s Republic of China and located in Jilin province (“Xiuzheng Pharmacy” or the “Buyer”), Mr. Xin Sun, the CEO of the Company, and Huimeijia, pursuant to which, Humankind and Mr. Xin Sun (the “Equity Holders”), shall sell their respective equity interests in Huimeijia to Xiuzheng Pharmacy. The transfer of the 100% equity interests of Huimeijia to the Buyer was for a total cash consideration of RMB 8,000,000 (approximately $1,306,186) to the Equity Holders.

On February 9, 2015, the four parties entered into a supplementary agreement (the “Supplementary Agreement”) to modify the terms of the Agreement, pursuant to which, the Equity Holders and Huimeijia (collectively the “Assets Transferors”) shall only sell the 19 drug approval numbers (including the tablet, capsule, powder, mixture, oral liquid, syrup and oral solution under the 19 approval numbers; licenses including the original copies of Business License, Organization Code Certificate, Tax Registration Certificate, Drug Production Permit and GMP Certificate, and other documents and original copies related to the production and operation of the 19 drugs) (the “Assets”) to Xiuzheng Pharmacy. The Equity Holders will retain the equity interests in Huimeijia, but will have the equity interests pledged to Xiuzheng Pharmacy until the Assets are transferred, at which time all the cash consideration shall be paid by the Buyer. The total cash consideration remains to be the same as under the Agreement, i.e., RMB 8,000,000 (approximately $1,306,186) to the Assets Transferors.

In the event that the Assets are failed to be transferred to the Buyer due to the fault of the Assets Transferors, the paid consideration shall be returned to the Buyer with interests accrued. If the failure of the transfer of the Assets is a result of the government policy changes or force majeure, the paid cash consideration shall be returned to the Buyer but without any interests.

As of December 31, 2014, the transfer of the Assets had not been completed.

NOTE 5 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable amounted to $1,989,926 and $2,230,746, respectively, net of allowance for doubtful accounts amounting to $44,845 and $45,463 as of December 31, 2014 and June 30, 2014, respectively.

NOTE 6 - INVENTORIES

Inventory consists of following:

	December 31, 2014	June 30, 2014
Raw Materials	$446,490	$524,446
Supplies and Packing Materials	14,084	10,485
Work-in-Progress	256,418	248,304
Finished Goods	191,160	254,704
Total	$908,152	$1,037,939

For the six months ended December 31, 2014 and 2013, the Company has not made provision for inventory in regards to slow moving or obsolete items.

NOTE 7 - CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:

	December 31, 2014	June 30, 2014
Plant - HLJ Huimeijia	$532,566	$-
Plant and Production Lines - Huimeijia	1,934	1,934
Total	$534,500	$1,934

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for the plant, the estimated total cost of construction was approximately $2.09 million (RMB 12,800,000), anticipated to be completed within 720 construction working days from April 20, 2012 to December 30, 2015. As of December 31, 2014, 26% of construction had been completed and $532,566 (RMB 3,304,360) had been recorded as a cost of construction in progress.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31, 2014	June 30, 2014
Building, Warehouses and Improvements	$4,646,130	$4,646,879
Machinery and Equipment	1,232,408	1,231,702
Office Equipment	110,110	108,112
Vehicles	232,338	231,570
Other	24,176	24,180
Less Accumulated Depreciation	(1,748,739)	(1,581,371)
Total	$4,496,423	$4,661,072

Depreciation expense was $168,954 and $142,170 for the six months ended December 31, 2014 and 2013, respectively. Depreciation expense charged to operations was $64,063 and $58,450 for the six months ended December 31, 2014 and 2013, respectively. Depreciation expense charged to cost of goods sold was $104,891 and $83,720 for the six months ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, the building of HLJ Huimeijia in the book value of $1,795,877 had been mortgaged for the working capital loan in the principal amount of $1,611,707 (RMB 10,000,000). As of June 30, 2014, the building of HLJ Huimeijia in the book value of $1,796,166 had been mortgaged for the working capital loan in the principal amount of $1,611,967 (RMB 10,000,000).

NOTE 9 - INTANGIBLE ASSETS

The following is a summary of intangible assets:

	December 31, 2014	June 30, 2014
Land Use Rights – Humankind	$1,021,498	$1,021,662
Health Supplement Product Patents – Humankind	4,835,122	4,835,901
Pharmaceutical Patents - HLJ Huimeijia	144,406	144,430
Land Use Rights - HLJ Huimeijia	698,689	698,802
Less: Accumulated Amortization	(1,525,764)	(1,248,634)
Total	$5,173,951	$5,452,161

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

Amortization expense charged to operations was $279,533 and $457,870 for the six months ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, land use rights of HLJ Huimeijia with the book value of $698,689 had been mortgaged for a working capital loan in the principal amount of $1,611,707 (RMB 10,000,000). As of June 30, 2014, land use rights of HLJ Huimeijia with a book value of $698,802 had been mortgaged for a working capital loan in the principal amount of $1,611,967 (RMB 10,000,000).

NOTE 10 - SHORT-TERM LOAN

On November 20, 2014, HLJ Huimeijia entered into a short-term loan agreement with a bank for a working capital loan in the principal amount of RMB 10,000,000, at an interest rate of 7.8% from November 20, 2014 to November 19, 2015. The loan was secured by the land use right and the building of HLJ Huimeijia, with a maturity date of November 19, 2015. As of December 31, 2014 and June 30, 2014, the Company’s short-term loan was $1,611,707 and $1,611,967, respectively.

Interest expenses were $62,198 and $44,003 for the six months ended December 31, 2014 and 2013, respectively.

NOTE 11 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun consisted of the following:

	December 31, 2014	June 30, 2014
Mr. Xin Sun	$1,658,532	$1,739,157
Mr. Kai Sun	15,546	37,694
Total	$1,674,078	$1,776,851

These loans are unsecured and non-interest bearing and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun is a PRC citizen and a family member of Mr. Xin Sun, the CEO of the Company.

NOTE 12 - INCOME TAXES

(a) Corporate income taxes

United States

China Health US was organized in the United States. China Health US had no taxable income for US income tax purposes for the years ended June 30, 2014 and 2013, respectively. As of December 31, 2014, China Health US has a net operating loss carry forward for United States income taxes. Net operating loss carry forwards are available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and the continued losses of the US entity. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the six months ended December 31, 2014 and 2013. Management reviews this valuation allowance periodically and makes adjustments accordingly.

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

The provision for income taxes on income consists of the following for the three months ended September 30, 2014 and 2013:

Provision for income taxes consisted of:

	For the Six Months Ended December 31,
	2014	2013
Current provision :
USA	$-	$-
China	160,538	-
Total current provision	160,538	-
Deferred provision:
USA	-	-
China	-	-
Total deferred provision	-	-
Total provision for income taxes	$160,538	$-

Significant components of deferred tax assets were as follows:

	December 31, 2014	June 30, 2014
Deferred tax assets
Net operating loss carry forward	$339,530	$322,469
Allowance for doubtful accounts	154	108
Valuation allowance	(339,684)	(322,577)
Deferred tax assets, net	$-	$-

As of December 31, 2014 and June 30, 2014, the Company accrued a 100% valuation allowance on its deferred tax assets based on the assessment on the probability of future reversion.

(b) Uncertain tax positions

There were no unrecognized tax benefits as of December 31 and June 30, 2014, respectively. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the six months ended December 31, 2014 and 2013, the Company did not incur any interest and penalties arising from its tax payments.

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

NOTE 1 4 - MAJOR SUPPLIERS AND CUSTOMERS

The Company had one supplier that in the aggregate accounted for 64% of the Company’s purchases for the six months ended December 31, 2014.

The Company had three customers that in the aggregate accounted for 32% of the Company’s total sales for the six months ended December 31, 2014, with each customer accounting for 11%, 11% and 10%, respectively.

The Company had one supplier accounted for 85% of the Company’s purchases for the six months ended December 31, 2013.

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

The following tables’ present summary information by segment for the six months ended December 31, 2014 and 2013, respectively:

	As of and For the Six Months Ended December 31, 2014				As of and For the Six Months Ended December 31, 2013
	HLJ				HLJ
	Huimeijia	Humankind	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$962,690	5,315,089	-	6,277,779	750,982	3,194,822	-	3,945,804
Cost of revenues	693,176	3,700,200	-	4,393,376	524,559	2,724,676	-	3,249,235
Gross profit	269,514	1,614,889	-	1,884,403	226,423	470,146	-	696,569
Interest expense	62,198	-	-	62,198	44,003	-	-	44,003
Depreciation and amortization	31,267	312,329	-	343,596	219,894	317,655	7,050	544,599
Income tax	-	160,538	-	160,538	-	-	-	-
Net income (loss)	(151,234)	481,614	(125)	330,255	(345,538)	(653,288)	(7,177)	(1,006,003)
Total capital expenditures	2,943	812	-	3,755	37,726	64,834	-	102,560
Total assets	3,404,941	38,107,153	27,5944	41,539,688	24,762	41,401,059	170,468	41,596,289
Non-controlling interests	$-	-	254	254	-	-	250	250

	As of and For the Three Months Ended December 31, 2014				As of and For the Three Months Ended December 31, 2013
	HLJ				HLJ
	Huimeijia	Humankind	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$554,816	2,562,746	-	3,117,562	447,248	1,809,038	-	2,256,286
Cost of revenues	403,099	1,776,314	-	2,179,413	319,807	1,397,988	-	1,717,795
Gross profit	151,717	786,432	-	938,149	127,441	411,050	-	538,491
Interest expense	32,240	-	-	32,240	21,223	-	-	21,223
Depreciation and amortization	8,280	145,872	-	154,152	194,267	118,078	7,050	319,395
Income tax	-	58,359	-	58,359	-	-	-	-
Net income (loss)	(68,209)	175,074	(54)	106,811	(283,123)	2,197	(7,104)	(288,030)
Total capital expenditures	503	812	-	1,315	36,111	64,834	-	100,945
Total assets	3,404,941	38,107,15	27,594	41,539,688	24,762	41,401,059	170,468	41,596,289
Non-controlling interests	$-	-	254	254	-	-	250	250

NOTE 16 - SUBSEQUENT EVENTS

On February 9, 2015, Humankind, Xiuzheng Pharmacy, Mr. Xin Sun and Huimeijia entered into the Supplementary Agreement to modify the terms of the Agreement which was entered into on December 24, 2014. Please refer to “NOTE 4 – ASSETS SALE”.

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

Our business is conducted through our sales agents and sales personnel. We sell our products to our own sales personnel and our sales agents, who in turn sell our products to our end customers. We have sales agents located in Jiangsu, Zhejiang, Gansu, Shanghai, Anhui and Beijing, where most of our revenues are generated. Our sales through agents in Zhejiang, Beijing and Jiangsu provinces accounted for 11%, 11%, and 10% of our total sales, respectively, for the six months ended December 31, 2014. Although we do not currently sell our products online, we expect to do so in the future.

Results of Operations

The following table summarizes the top lines of the results of our operations for the three months ended December 31, 2014 and 2013, respectively:

	December 31, 2014	December 31, 2013	Variance	%
Revenues	$3,117,562	$2,256,286	$861,276	38.17%
Humankind	2,562,746	1,809,038	753,708	41.66%
HLJ Huimeijia	554,816	447,248	107,568	24.05%
Cost of Goods Sold	$2,179,413	$1,717,795	$461,618	26.87%
Humankind	1,776,314	1,397,988	378,326	27.06%
HLJ Huimeijia	403,099	319,807	83,292	26.04%
Gross Profit	$938,149	$538,491	$399,658	74.22%
Humankind	786,432	411,050	375,382	91.32%
HLJ Huimeijia	151,717	127,441	24,276	19.05%

Revenue

Total revenues increased by $861,276, or 38.17%, for the three months ended December 31, 2014 as compared to the same period in 2013. The increase in revenues was primarily due to an increase of $753,708 or 41.66% in Humankind’s revenues and an increase of $107,568 or 24.05% in HLJ Huimeijia’s revenues for the three months ended December 31, 2014 as compared to the same period in 2013. The reason for the increase of the sales revenue in Humankind was due to the enhanced sales price and the increase in sales volume. From November 2013 the sales discounts rate of two primary products were adjusted. The unit sale prices to the agents of Waterlilies Soft Capsule (Sailuozhi) and Propolis and Black Ant Capsule were adjusted from $47.6 to $66.8 and from $23.6 to $29.8, respectively. The sales volume increase was attributable to the Company’s greater efforts in generating publicity for the three months ended December 31, 2014.

Our total cost of sales increased $461,618 or 26.87% for the three months ended December 31, 2014 as compared to the same period in 2013. The increase in cost of sales was primarily due to an increase of $378,326 or 27.06% in Humankind’s cost of sales and an increase of $83,292 or 26.04% in HLJ Huimeijia’s cost of sales for the three months ended December 31, 2014 as compared to the same period in 2013. This increase was primarily due to the increase in sales volume.

Our gross profit increased $399,658 from $538,491 for the three months ended December 31, 2013 to $938,149 for the three months ended December 31, 2014. This increase was attributable to the enhanced sales prices of our two primary products and the increase in sales volume. The sales prices of Waterlilies Soft Capsule (Sailuozhi) increased $128 from $256 for the three months ended December 31, 2013 to $385 for the three months ended December 31, 2014, and the sales prices of Propolis and Black Ant Capsule increased $46 from $123 for the three months ended December 31, 2013 to $169 for the three months ended December 31, 2014. The sales volume in Waterlilies Soft Capsule (Sailuozhi) and Propolis and Black Ant Capsule increase 4,853 and 8,923 for the three months ended December 31, 2014 as compared to the same period in 2013, respectively.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the three months ended December 31, 2014 and 2013, respectively:

	December 31, 2014			December 31, 2013
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Waterlilies Soft Capsule (Sailuozhi)	23,513	$1,577,866	50.61%	18,660	$1,140,811	50.56%
Propolis and Black Ant Capsule	32,651	984,880	31.59%	23,728	668,225	29.62%
HLJ Huimeijia
Muskiness Bone Strengthener Paste	638,400	$184,095	5.91%	377,857	$125,547	5.56%
Muskiness Pain Relieving Paste	279,510	83,367	2.67%	141,524	45,510	2.02%
Injury and Rheumatism relieving Paste	277,385	78,982	2.53%	126,593	35,704	1.58%
Refining GouPi Cream	270,255	75,605	2.43%	299,530	66,742	2.96%
Injury and Paralysis Tincture	12,477	12,601	0.40%	12,878	14,034	0.62%
Ge Hong Beriberi Water	20	10	0.00%	1,198	477	0.02%
Matrine Suppositories	-	-	0.00%	1,935	1,019	0.05%
Pelvic Inflammation Suppository	14,055	8,440	0.27%	8,767	4,822	0.21%
Indometacin and Furazolidone Suppositories	25,236	13,194	0.42%	14,540	7,215	0.32%
Triamcinolone Acetonide and Neomycin Paste	99,550	6,732	0.22%	255,096	13,675	0.61%
Compound Fluocinonide Tincture	-	-	0.00%	477	434	0.02%
Enema Glycerini	399,282	40,915	1.31%	422,234	42,530	1.88%
Hydrogen Peroxide Solution	49,310	5,485	0.18%	90,810	8,972	0.40%
Umguentum Acidi Borici Camphoratum	141,420	45,390	1.46%	243,367	73,683	3.27%
Ethacriding Lactate Solution	-	-	0.00%	65,480	6,886	0.31%
Total		$3,117,562	100.00%		$2,256,286	100.00%

Operating Expenses

The following table summarizes our operating expenses for the three months ended December 31, 2014 and 2013, respectively:

	December 31, 2014	December 31, 2013	Variance	%
Operating Expenses
Selling, general and administrative	$591,670	$520,003	$71,667	13.78%
Depreciation and amortization	154,152	319,395	(165,243)	-51.74%
Research and development	0	445	(445)	-100.00%
Total Operating Expenses	$745,822	$839,843	$(94,021)	-11.20%

Total operating expenses for the three months ended December 31, 2014 decreased $94,021, or 11.20%, as compared to the corresponding period in 2013. The decrease in operating expenses was primarily attributable to a decrease of $165,243, or 51.74%, in depreciation and amortization results from the accrued amortization complementally for land use right for the previous years before December 31, 2013.

Interest Income and Interest Expense

Interest income was $24,459 for the three months ended December 31, 2014, as compared to $24,808 for the three months ended December 31, 2013. This decrease of $349, or 1.41%, was primarily due to the decrease in the average balance of deposits in the bank.

Interest expense was $32,240 for the three months ended December 31, 2014, as compared to $21,223 for the three months ended December 31, 2013. This increase of $11,017 or 51.91% was primarily due to the increase in short-term loan. The average daily short-term loans were $1,626,890 and $1,268,219 for the three months ended December 31, 2014 and 2013, respectively.

Income Taxes

Income taxes increased $58,359, or 100%, from $0 for the three months ended December 31, 2013 to $58,359 for the three months ended December 31, 2014. This was due to the Company’s loss before income taxes for the three months ended December 31, 2013 which resulted in $0 income tax for that period

Net Income (Loss) and Income (Loss) Per Share

Net income was $106,811 for the three months ended December 31, 2014, as compared to net loss of $288,030 for the three months ended December 31, 2013. This increase of $394,841, or 137.08% in net income was primarily attributable to the increase in revenues in the amount of $861,276, the decrease in operating expense in the amount of $94,021, partially offset by the increase in cost of goods sold of $461,618 and the increase in the income tax of $58,359.

Income per share was $0.002 for the three months ended December 31, 2014 and loss per share was $0.010 for the three months ended December 31, 2013. This increase was primarily a result of the above increase in net income.

The following table summarizes the top lines of the results of our operations for the six months ended December 31, 2014 and 2013, respectively:

	December 31, 2014	December 31, 2013	Variance	%
Revenues	$6,277,779	$3,945,804	$2,331,975	59.10%
Humankind	5,315,089	3,194,822	2,120,267	66.37%
HLJ Huimeijia	962,690	750,982	211,708	28.19%
Cost of Goods Sold	$4,393,376	$3,249,235	$1,144,141	35.21%
Humankind	3,700,200	2,724,676	975,524	35.80%
HLJ Huimeijia	693,176	524,559	168,617	32.14%
Gross Profit	$1,884,403	$696,569	$1,187,834	170.53%
Humankind	1,614,889	470,146	1,144,743	243.49%
HLJ Huimeijia	269,514	226,423	43,091	19.03%

Revenue

Total revenues increased by $2,331,975, or 59.10%, for the six months ended December 31, 2014 as compared to the same period in 2013. The increase in revenues was primarily due to an increase of $2,120,267 or 66.37% in Humankind’s revenues and an increase of $211,708 or 28.19% in HLJ Huimeijia’s revenues for the six months ended December 31, 2014 as compared to the same period in 2013. The reason for the increase of the sales revenue in Humankind was due to the enhanced sales price and the increase in sales volume. From November 2013 the sales discounts of two primary products were adjusted. The unit sale prices to the agents of Waterlilies Soft Capsule (Sailuozhi) and Propolis and Black Ant Capsule were adjusted from $47.6 to $66.8 and from $23.6 to $29.8, respectively. The sales volume increase was attributable to the company’s greater efforts in generating publicity for the six months ended December 31, 2014.

Our total cost of sales increased $1,144,141 or 35.21% for the six months ended December 31, 2014 as compared to the same period in 2013. The increase in cost of sales was primarily due to an increase of $975,524 or 35.80% in Humankind’s cost of sales and an increase of $168,617 or 32.14% in HLJ Huimeijia’s cost of sales for the six months ended December 31, 2014 as compared to the same period in 2013. This increase was primarily due to the increase in sales volume.

Our gross profit increased $1,187,834 from $696,569 for the six months ended December 31, 2013 to $1,884,403 for the six months ended December 31, 2014. This increase was attributable to the enhanced sales prices of our two primary products and the increase in sales volume. The sales prices of Waterlilies Soft Capsule (Sailuozhi) increased $128 from $256 for the six months ended December 31, 2013 to $385 for the six months ended December 31, 2014, and The sales prices of Propolis and Black Ant Capsule increased $46 from $123 for the six months ended December 31, 2013 to $169 for the six months ended December 31, 2014. The sales volume in Waterlilies Soft Capsule (Sailuozhi) and Propolis and Black Ant Capsule increase 11,357 and 23,753 for the six months ended December 31, 2014 as compared to the same period in 2013, respectively.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the six months ended December 31, 2014 and 2013, respectively:

	December 31, 2014			December 31, 2013
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Waterlilies Soft Capsule (Sailuozhi)	48,875	$3,271,595	52.11%	37,518	$2,039,234	51.68%
Propolis and Black Ant Capsule	68,169	2,043,494	32.55%	44,416	1,155,588	29.29%
HLJ Huimeijia
Muskiness Bone Strengthener Paste	1,119,915	$313,705	5.00%	749,097	$222,390	5.64%
Muskiness Pain Relieving Paste	514,188	149,332	2.38%	302,147	91,416	2.32%
Injury and Rheumatism relieving Paste	444,180	120,706	1.92%	262,841	70,181	1.78%
Refining GouPi Cream	543,755	150,467	2.40%	408,177	95,798	2.43%
Injury and Paralysis Tincture	19,876	20,459	0.33%	27,680	29,715	0.75%
Ge Hong Beriberi Water	9,775	3,010	0.05%	6,238	2,194	0.06%
Matrine Suppositories	-	-	0.00%	3,935	1,826	0.05%
Pelvic Inflammation Suppository	31,932	18,965	0.30%	17,337	9,587	0.24%
Indometacin and Furazolidone Suppositories	36,856	18,780	0.30%	25,374	12,202	0.31%
Triamcinolone Acetonide and	286,100	19,695	0.31%	255,600	17,380	0.44%
Neomycin Paste
Compound Fluocinonide Tincture	-	-	0.00%	477	434	0.01%
Enema Glycerini	875,347	87,696	1.40%	827,097	78,960	2.00%
Hydrogen Peroxide Solution	96,710	10,804	0.17%	163,280	16,134	0.41%
Umguentum Acidi Borici Camphoratum	152,947	49,071	0.78%	302,071	91,022	2.31%
Ethacriding Lactate Solution	-	-	0.00%	112,250	11,743	0.30%
Total		$6,277,779	100.00%		$3,945,804	100.00%

Operating Expenses

The following table summarizes our operating expenses for the six months ended December 31, 2014 and 2013, respectively:

	December 31, 2014	December 31, 2013	Variance	%
Operating Expenses
Selling, general and administrative	$1,055,758	$1,054,695	$1,063	0.10%
Depreciation and amortization	343,596	544,599	(201,003)	-36.91%
Research and development	-	157,505	(157,505)	-100.00%
Total Operating Expenses	$1,399,354	$1,756,799	$(357,445)	-20.35%

Total operating expenses for the six months ended December 31, 2014 decreased $357,445, or 20.35%, as compared to the corresponding period in 2013. The decrease in operating expenses was primarily attributable to a decrease of $201,003, or 36.91%, in depreciation and amortization resulted from the accrued amortization complementally for land use right for previous years before Decenber 31, 2013 and decrease of $157,505, or 100% in research and development expense, which had already been fully amortized in July 2013, so the research and development was $0 for the three months ended December 31, 2014.

Interest Income and Interest Expense

Interest income was $48,386 for the six months ended December 31, 2014, as compared to $64,102 for the six months ended December 31, 2013. This decrease of $15,716, or 24.52%, was primarily due to the decrease in the average balance of deposits in the bank.

Interest expense was $62,198 for the six months ended December 31, 2014, as compared to $44,003 for the six months ended December 31, 2013. This increase of $18,195 or 41.35% was primarily due to the increase in short-term loan. The average daily short-term loans were $1,624,549 and $1,213,352 for the six months ended December 31, 2014 and 2013, respectively.

Income Taxes

Income taxes increased $160,538, or 100%, from $0 for the six months ended December 31, 2013 to $160,538, for the six months ended December 31, 2014. This was due to the difference between the Company’s $490,793 income before income taxes for the six months ended December 31, 2014 and a $1,006,003 loss before income taxes for the six months ended December 31, 2013.

Net Income (Loss) and Income (Loss) Per Share

Net loss was $330,255 for the six months ended December 31, 2014, as compared to net loss of $1,006,003 for the six months ended December 31, 2013. This increase of $1,336,258, or 132.38% in net income was primarily attributable to the increase in revenues in the amount of $2,331,975, the decrease in operating expense in the amount of $357,445, partially offset by the increase in cost of goods sold of $1,144,141 and the increase in the income tax of $160,538.

Income per share was $0.005 for the six months ended December 31, 2014 and loss per share was 0.020 for the six months ended December 31, 2013. This increase was primarily a result of the above increase in net income.

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

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of December 31, 2014 and 2013 and for each of the six months then ended:

	2014	2013
As of December 31:
Cash and cash equivalents	$28,320,894	$28,587,552
Working capital	$26,168,453	$25,720,485
Inventories	$908,152	$951,534
For the six months ended December 31 :
Cash provided by (used in):
Operating activities	$1,717,459	$(1,103,130)
Investing activities	$(512,237)	$(91,420)
Financing activities	$(103,333)	$520,501

For the six months ended December 31, 2014, our net increase in cash and cash equivalents totaled $1,088,820, which comprised of $1,717,459 provided by operating activities, offset by $103,333 used in financing activities and $512,237 used in investing activities and the negative effect of prevailing exchange rates on our cash position of $13,069.

For the six months ended December 31, 2013, our net decrease in cash and cash equivalents totaled $280,981, which comprised of $1,103,130 used in operating activities, and $91,420 used in investing activities, offset by the positive effect of prevailing exchange rates on our cash position of $393,068 and $520,051 provided by financing activities.

Our working capital at December 31, 2014 was $26,168,453, compared to working capital of $25,720,485 at December 31, 2013. This increase of $447,968 or 1.74% was primarily attributable to the increase in accounts receivable, net in the amount of $967,816, the increase in advance from customers in the amount of $549,298, the increase in wage payable in the amount of $135,626 and the increase in accounts payable and accrued expenses of $125,515, offset by the decrease in cash in bank in the amount of $266,658, the decrease in related party debts in the amount of $517,974, the decrease in other payables in the amount of $54,098, and the decrease in short-term loans in the amount of $40,175.

Net cash provided by operating activities was $1,717,459 for the six months ended December 31, 2014, primarily attributable to the net income available to the Company in the amount of $330,255, the depreciation and amortization expenses of $448,487 as reconciled, the decrease in account receivables of $242,986, the decrease in inventory of $130,649, the increase in advance from customers and other payables in the amount of $453,085 and the increase in wages payable of $122,466. Net cash used in investing activities was $512,237 for the six months ended December 31, 2014, primarily attributable to an increase in construction in progress of $536,795, which is for the construction of a plant of HLJ Huimeijia to enhance its production capacity, expected to be complete before December 31, 2015.Net cash used in financing activities was $103,333 for the six months ended December 31, 2014, attributable to collection of related party debts in the amount of $519,841, offset by the proceeds from related party debts in the amount of $416,508. The negative effect of exchange rate changes on cash and cash equivalents in the amount of $13,069 for the six months ended December 31, 2014 was mainly a result of the effect of the appreciation of the RMB to the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 6.2046 to 1 and 6.2036 to 1 as of December 31, 2014 and June 30, 2014, respectively and the average exchange rate from USD to RMB was 6.1557 for the six months ended December 31, 2014.

Net cash used in operating activities was $1,103,130 for the six months ended December 31, 2013, primarily attributable to a net loss available to the Company in the amount of $1,005,932, net increase in account receivables of $885,867 and increase in wages payable of $131,071, offset by depreciation and amortization expenses of $600,040 as reconciled, and decrease in advance to supplier and prepaid expense in the amount of $263,397. Net cash used in investing activities was $91,420 for the six months ended December 31, 2014, primarily attributable to purchases of property, plant and equipment of $102,560. Net cash provided by financing activities was 520,501 for the six months ended December 31, 2013, attributable to proceeds from short term loan in the amount of $491,162. The positive effect of exchange rate changes on cash and cash equivalents in the amount of $393,068 for the six months ended December 31, 2013 was mainly a result of the effect of the depreciation of the RMB to the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 6.0537 to 1 and 6.1374 to 1 as of December 31, 2013 and June 30, 2013, respectively and the average exchange rate from USD to RMB was 6.1080 for the six months ended December 31, 2013.

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

Related Party Debts

We had related party debts of $2,189,824 as of December 31, 2014, as compared to $1,776,851 as of June 30, 2014, an increase of $412,973 or 23%, which is mainly attributable to a loan in the amount of $491,571 from Mr. Xin Sun, the CEO of the Company for the construction of the factory. The loan is unsecured and non-interest bearing and has no fixed terms of repayment. There was no written agreement for the loan.

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

There has been no material changes during the six months ended December 31, 2014 in the Company’s significant accounting policies to those previously disclosed in the June 30, 2014 annual report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

At the conclusion of the period ended December 31, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive and principal financial officer concluded that, due to the material weakness in our internal control over financial reporting as discussed in our annual report on Form 10-K for the fiscal year ended June 30, 2014, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Despite the material weakness reported above, our management believes that our unaudited condensed consolidated and combined financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented due to the fact that we have retained a consultant who has U.S. GAAP experience to assist us in the preparation of our unaudited condensed consolidated and combined financial statements.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have come to management’s attention during the quarter ended December 31, 2014 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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
Date:  February 13, 2015

EXHIBIT INDEX

Exhibit No.	Description

10.1

English Translation of Stock Transfer Agreement dated December 24, 2014, by and among Harbin Humankind Biology Technology Co., Limited., Xin Sun, Harbin Huimeijia Medicine Company, and Xiuzheng Pharmaceutical Group Co., Ltd. (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2014).

10.2

English Translation of the Supplementary Agreement dated February 9, 2015, by and among Harbin Humankind Biology Technology Co., Limited., Xin Sun, Harbin Huimeijia Medicine Company, and Xiuzheng Pharmaceutical Group Co., Ltd.

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