Form 10-Q
period 2015-03-31
China Health Industries Holdings, Inc.
filed 2015-05-15
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 11, 2015, there are 65,539,737 shares of common stock, $0.0001 par value, issued and outstanding.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets As of March 31, 2015 and June 30, 2014 (Unaudited)	1

	Condensed Consolidated and Combined Statements of Operations and Comprehensive Income For the Three Months and Six Months Ended March 31, 2015 and 2014 (Unaudited)	2

	Condensed Consolidated and Combined Statements of Cash Flows For the Nine Months Ended March 31, 2015 and 2014 (Unaudited)	3

	Notes to Condensed Consolidated and Combined Financial Statements As of March 31, 2015 (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II	OTHER INFORMATION	27

Item 6.	Exhibits	27

Signatures		28

Exhibits/Certifications		29

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	June 30,
	2015	2014
ASSETS

Current assets
Cash and cash equivalents	$29,034,685	$27,232,074
Notes receivable	-	28,095
Accounts receivable, net	1,350,831	2,230,746
Inventory	838,156	1,037,939
Other receivables, net	48,561	83,570
Advance to suppliers	34,325	40,504
Prepaid expenses	-	101,965
Total current assets	31,306,558	30,754,893

Property, plant and equipment, net	4,416,931	4,661,072
Intangible assets, net	5,053,860	5,452,161
Construction in progress	534,983	1,934
Total assets	$41,312,332	$40,870,060

LIABILITIES AND EQUITY

Current liabilities
Short-term loans	$1,613,163	$1,611,967
Accounts payable and accrued expenses	534,257	627,109
Other payables	62,298	83,798
Advance from customers	742,428	245,308
Related party debts	1,823,709	1,776,851
Wages payable	153,613	69,544
Taxes payable	155,206	403,970
Total current liabilities	5,084,674	4,818,547

Equity
Common stock, ($0.0001 par value, 300,000,000 shares authorized, 62,239,737 issued and outstanding as of March 31, 2015 and June 30, 2014, respectively)	$6,224	$6,224
Additional paid-in capital	27,317	27,317
Accumulated other comprehensive income	3,269,649	3,242,959
Statutory reserve	38,679	38,679
Retained earnings	32,885,554	32,736,081
Total stockholders' equity	36,227,423	36,051,260
Non-controlling interests	235	253
Total equity	36,227,658	36,051,513

Total liabilities and equity	$41,312,332	$40,870,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014

REVENUE	$1,933,377	$2,555,394	$8,211,156	$6,501,198

COST OF GOODS SOLD	1,403,081	1,781,580	5,796,457	5,030,815

GROSS PROFIT	530,296	773,814	2,414,699	1,470,383

OPERATING EXPENSES
Selling, general and administrative expenses	515,085	540,192	1,570,843	1,594,887
Depreciation and amortization expenses	173,083	42,684	516,679	587,283
Research and development expenses	-	47	-	157,552
Total operating expenses	688,168	582,923	2,087,522	2,339,722

INCOME (LOSS) FROM OPERATIONS	(157,872)	190,891	327,177	(869,339)

OTHER INCOME/(EXPENSES)
Interest income	24,479	23,644	72,865	87,746
Interest expense	(31,276)	(40,277)	(93,474)	(84,280)
Other income/(expenses), net	9,623	(38,810)	29,179	(4,682)
Total other income (expense), net	2,826	(55,443)	8,570	(1,216)

INCOME (LOSS) BEFORE INCOME TAXES	(155,046)	135,448	335,747	(870,555)

Provision for income taxes	25,754	-	186,292	-

NET INCOME (LOSS)	(180,800)	135,448	149,455	(870,555)
Less: net loss attributable to non-controlling interests	(18)	1	(18)	(70)
Net income (loss) attributable to China Health Industries Holdings	(180,782)	135,447	149,473	(870,485)
Foreign currency translation gain	35,113	(970,760)	26,672	(460,681)
Comprehensive income/(loss)	(145,687)	(835,312)	176,127	(1,331,236)
Less: comprehensive loss attributable to non- controlling interests	(36)	(7)	(36)	(73)
COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO CHINA HEALTH INDUSTRIES HOLDINGS	$(145,651)	$(835,305)	$176,163	$(1,331,163)

Net income (loss) attributable to China Health Industries Holdings' shareholders per share are:
Basic & diluted income (loss) per share	$(0.003)	$0.002	$0.002	$(0.014)

Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	62,239,737	62,239,737	62,239,737	62,239,737

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	March 31,	March 31,
	2015	2014

Cash Flows from Operating Activities
Net income (loss) available to China Health Industries Holdings	$149,473	$(870,485)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	673,370	690,619
(Recovery of) provision for doubtful accounts	-	(2,166)
Noncontrolling interests	-	(70)
Changes in operating assets and liabilities
Accounts receivable	883,986	(1,722,779)
Other receivables	35,166	22,819
Inventory	201,102	(139,946)
Advance to Suppliers and prepaid expenses	108,546	274,820
Accounts payables and accrued expenses	(93,568)	88,950
Advance from customers and other payables	476,683	(25,153)
Wages payable	84,247	(123,648)
Taxes payable	(249,747)	120,744
Net cash provided by (used in) operating activities	2,269,258	(1,686,295)

Cash Flows from Investing Activities
Decrease in notes receivable	28,193	18,438
Purchases of property, plant and equipment	(21,643)	(102,151)
Purchases of intangible assets	-	(11,460)
Increase in construction in progress	(534,508)	-
Net cash used in investing activities	(527,958)	(95,173)

Cash Flows from Financing Activities
Repayment of related party debts	(517,627)	-
Proceeds from related party debts	563,636	(184,056)
Payment of short-term loan	-	(1,146,381)
Proceeds from short-term loan	-	1,637,687
Net cash provided by financing activities	46,009	307,250

Effect of exchange rate changes on cash and cash equivalents	15,302	(342,273)

Net increase/(decrease) in cash and cash equivalents	1,802,611	(1,816,491)

Cash and cash equivalents, beginning balance	27,232,074	28,868,533

Cash and cash equivalents, ending balance	$29,034,685	$27,052,042

Supplemental cash flow information
Cash paid for income taxes	$190,536	$-
Cash paid for interest expense	$93,474	$90,613

Non-cash investing activities:

Loan from related party for the construction of a facility	$493,363	$-
Transfer to property, plant and equipment from construction in progress	$-	$2,166,812

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

China Health Industries Holdings Limited (“China Health HK”) was incorporated on July 20, 2007 in Hong Kong under the Companies Ordinance as a limited liability company. China Health HK was formed for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship as defined by the Financial Accounting Standards Board (“FASB”) ACS Topic 915 (“Development Stage Entities”).

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

As of March 31, 2015, the Company’s corporate structure is as follows:

China Health Industries Holdings, Inc.
(a Delaware company)
("China Health US")
100%
China Health Industries Holdings Limited
(a Hong Kong company)
("China Health HK)")
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

Basis of Presentation

The accompanying unaudited consolidated and combined financial statements have been prepared by Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated and combined financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the years ended June 30, 2014 and 2013.These consolidated and combined financial statements include all adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The results of operations for the nine months ended March 31, 2015 may not be indicative of results that may be expected for the year ended June 30, 2015.

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

As of March 31, 2015 and June 30, 2014, the Company’s uninsured bank balance was mainly maintained at financial institutions located in the PRC and HK, totaled $29,034,685 and $27,232,074 respectively. The Company has no insured bank balance as of March 31, 2015 and June 30, 2014, respectively.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. The Company’s current credit policy is ninety (90) day payment terms for sales, which has been implemented since November 1, 2013. Prior to that, it was thirty (30) day. As of March 31, 2015 and June 30, 2014, the net balances of accounts receivable were $1,350,831 and $2,230,746, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. As of March 31, 2015 and June 30, 2014, the balances of allowance for doubtful accounts were $45,497 and $45,463, respectively.

Advance to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials, and records these purchases as advance to suppliers. As of March 31, 2015 and June 30, 2014, advance to suppliers amounted to $34,325 and $40,504, respectively.

Prepaid Expenses

Prepaid expenses principally include prepaid R&D expenses, prepaid income taxes and amount paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. As of March 31, 2015 and June 30, 2014, prepaid expenses amounted to nil and $101,965, respectively.

Inventory

Inventory consists of raw materials, supplies and package materials, work in progress and finished goods of manufactured products.

Inventory is stated at lower of cost or market and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other entities of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor cost and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, obsolete inventory and inventory the value of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. There was no inventory impairment provided for the nine months ended March 31, 2015 and 2014 respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10 “Property, Plant, and Equipment” and FASB ASC Topic 205 “Presentation of Financial Statements.” The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of March 31, 2015 and June 30, 2014, the Company has not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, it could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets for the nine months ended March 31, 2015 and 2014, respectively.

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

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment recorded for construction in progress for the nine months ended March 31, 2015 and 2014, respectively.

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

Revenue Recognition

The Company recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exits and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience for the nine months ended March 31, 2015 and 2014, respectively.

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

Value Added Tax

The Provisional Regulations of PRC Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax (“VAT”) is imposed on goods sold in, or imported into, the PRC and on processing, repair and replacement services provided within the PRC.

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. As of March 31, 2015 and June 30, 2014, VAT payables were $222,793 and $287,441, respectively.

Sales-Related Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual VAT paid as taxes on maintaining and building cities and education additional fees, both of which belong to sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. Sales-related taxes for the nine months ended March 31, 2015 and 2014 were $143,987 and $112,614, respectively.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the nine months ended March 31, 2015 and 2014, the Company had no potential dilutive common stock equivalents outstanding.

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

Recent Accounting Pronouncements

On November 3, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force)”.The amendments permit the use of the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate, or OIS) as a benchmark interest rate for hedge accounting purposes. Public business entities are required to implement the new requirements in fiscal years (and interim periods within those fiscal years) beginning after December 15, 2015. All other types of entities are required to implement the new requirements in fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. The Company does not expect the adoption to have material impact on the Company's consolidated financial statement.

On November 18, 2014, FASB issued ASU No. 2014-17, “Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force)”, which allows an acquired entity to elect to apply pushdown accounting in its separate financial statements on a change-in control event. The acquired entity elects whether to apply pushdown accounting individually for each change-in-control event, and may apply pushdown accounting during the reporting period in which the change-in-control event occurs. Effective November 18, 2014, an acquired entity may apply ASU 2014-17 to future change-in-control events. The Company does not expect the adoption of ASU 2014-17 to have material impact on the Company's consolidated financial statement.

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

In February 2015, FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. This ASU will be effective for periods beginning after December 15, 2015 for public companies. Management is evaluating the potential impact, if any, on the Company’s financial position and results of operations.

NOTE 3 – ACQUISITION

On November 22, 2013, Humankind completed the acquisition of HLJ Huimeijia for a total purchase price of $16,339,869 (RMB 100, 000,000) (the “Purchase Price”). HLJ Huimeijia was founded on October 30, 2003. HLJ Huimeijia is engaged in the manufacturing and distribution of tincture, ointments, rubber paste (including hormones), solution (topical), suppositories, liniment (including traditional Chinese medicine extraction), enemas and oral liquid. HLJ Huimeijia’s predecessor is Heilongjiang Xue Du Pharmaceutical Co., Ltd., which had established its brand name in the market by its medical products. HLJ Huimeijia is categorized as a “high and new technology” enterprise by the Science Technology Department in Heilongjiang Province. HLJ Huimeijia has 21 products which have been approved by, and have received approval numbers issued by, the China State Food and Drug Administration (“CFDA”). In addition, HLJ Huimeijia is a holder of one patent for utility models, five patents for external design and two trademarks in China, including the Chinese brand name of “Xue Du” that has an established reputation among customers in northeastern China.

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

NOTE 4 –ASSETS SALE

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

As of March 31, 2015, the transfer of the Assets had not been completed. The Company is striving to accelerate the process of the transfer.

NOTE 5 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable amounted to $1,350,831 and $2,230,746, respectively, net of allowance for doubtful accounts amounting to $45,497 and $45,463 as of March 31, 2015 and June 30, 2014, respectively.

NOTE 6 - INVENTORIES

Inventory consists of following:

	March 31, 2015	June 30, 2014
Raw Materials	$331,305	$524,446
Supplies and Packing Materials	12,363	10,485
Work-in-Progress	281,325	248,304
Finished Goods	213,163	254,704
Total	$838,156	$1,037,939

For the nine months ended March 31, 2015 and 2014, the Company has not made provision for inventory in regards to excessive, slow moving or obsolete items.

NOTE 7 - CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:

	March 31, 2015	June 30, 2014
Plant - HLJ Huimeijia	$533,047	$-
Plant and Production Lines - Huimeijia	1,936	1,934
Total	$534,983	$1,934

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for the plant, the estimated total cost of construction was approximately $2.09 million (RMB 12,800,000), anticipated to be completed within 720 days from April 20, 2012 to December 30, 2015. As of March 31, 2015, 26% of construction had been completed and $533,047 (RMB 3,304,360) had been recorded as a cost of construction in progress.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2015	June 30, 2014
Building, Warehouses and Improvements	$4,650,328	$4,646,879
Machinery and Equipment	1,234,597	1,231,702
Office Equipment	126,988	108,112
Vehicles	232,548	231,570
Other	24,197	24,180
Less Accumulated Depreciation	(1,851,727)	(1,581,371)
Total	$4,416,931	$4,661,072

Depreciation expense was $269,920 and $235,866 for the nine months ended March 31, 2015 and 2014, respectively. Depreciation expense charged to operations was $113,229 and $132,530 for the nine months ended March 31, 2015 and 2014, respectively. Depreciation expense charged to cost of goods sold was $156,690 and $103,336 for the nine months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, the building of HLJ Huimeijia in the book value of $1,797,499 has been mortgaged for the working capital loan in the principal amount of $1,611,707 (RMB 10,000,000). As of June 30, 2014, the building of HLJ Huimeijia in the book value of $1,796,166 has been mortgaged for the working capital loan in the principal amount of $1,611,967 (RMB 10,000,000).

NOTE 9 - INTANGIBLE ASSETS

The following is a summary of intangible assets:

	March 31, 2015	June 30, 2014
Land Use Rights – Humankind	$1,022,420	$1,021,662
Health Supplement Product Patents – Humankind	4,839,490	4,835,901
Pharmaceutical Patents - HLJ Huimeijia	144,537	144,430
Land Use Rights - HLJ Huimeijia	699,320	698,802
Less: Accumulated Amortization	(1,651,907)	(1,248,634)
Total	$5,053,860	$5,452,161

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

Amortization expense charged to operations was $403,450 and $454,753 for the nine months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, land use rights of HLJ Huimeijia with the book value of $699,320 have been mortgaged for a working capital loan in the principal amount of $1,611,707 (RMB 10,000,000). As of June 30, 2014, land use rights of HLJ Huimeijia with a book value of $698,802 have been mortgaged for a working capital loan in the principal amount of $1,611,967 (RMB 10,000,000).

NOTE 10 - SHORT-TERM LOAN

On November 20, 2014, HLJ Huimeijia entered into a short-term loan agreement with a bank for a working capital loan in the principal amount of RMB 10,000,000, at an interest rate of 7.8% from November 20, 2014 to November 19, 2015. The loan was secured by the land use right and the building of HLJ Huimeijia, with a maturity date of November 19, 2015. As of March 31, 2015 and June 30, 2014, the Company’s short-term loan was $1,613,163 and $1,611,967, respectively.

Interest expenses were $93,474 and $84,280 for the nine months ended March 31, 2015 and 2014, respectively.

NOTE 11 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun consisted of the following:

	March 31, 2015	June 30, 2014
Mr. Xin Sun	$1,808,065	$1,739,157
Mr. Kai Sun	15,644	37,694
Total	$1,823,709	$1,776,851

These loans are unsecured and non-interest bearing and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun is a PRC citizen and a family member of Mr. Xin Sun, the CEO of the Company.

NOTE 12 - INCOME TAXES

(a) Corporate income taxes

United States

China Health US was organized in the United States. China Health US had no taxable income for US income tax purposes for the years ended June 30, 2014 and 2013, respectively. As of March 31, 2015, China Health US has a net operating loss carry forward for United States income taxes. Net operating loss carry forwards are available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and the continued losses of the US entity. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the nine months ended March 31, 2015 and 2014. Management reviews this valuation allowance periodically and makes adjustments accordingly.

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

The provision for income taxes on income consists of the following for the nine and three months ended March 31, 2015 and 2014:

Provision for income taxes consisted of:

	For the Nine Months Ended March 31,		For the Three Months Ended March 31,
	2015	2014	2015	2014
Current provision :
USA	$-	$-	$-	$-
China	186,292	-	25,754	-
Total current provision	186,292	-	25,754	-
Deferred provision:
USA	-	-	-	-
China	-	-	-	-
Total deferred provision	-	-	-	-
Total provision for income taxes	$186,292	$-	$25,754	$-

Significant components of deferred tax assets were as follows:

	March 31, 2015	June 30, 2014
Deferred tax assets
Net operating loss carry forward	$404,040	$322,469
Allowance for doubtful accounts	15,620	108
Valuation allowance	(419,660)	(322,577)
Deferred tax assets, net	$-	$-

As of March 31, 2015 and June 30, 2014, the Company accrued a 100% valuation allowance on its deferred tax assets based on the assessment on the probability of future reversion.

(b) Uncertain tax positions

There were no unrecognized tax benefits as of March 31, 2015 and June 30, 2014, respectively. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the nine months ended March 31, 2015 and 2014, the Company did not incur any interest and penalties arising from its tax payments.

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

Since the Company terminated its rental agreement on January 9, 2013, it had no rental commitment as of March 31, 2015.

NOTE 14 - MAJOR SUPPLIERS AND CUSTOMERS

The Company had one supplier that in the aggregate accounted for 64% of the Company’s purchases for the nine months ended March 31, 2015.

The Company had three customers that in the aggregate accounted for 32% of the Company’s total sales for the nine months ended March 31, 2015, with each customer accounting for 11%, 11% and 10%, respectively.

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

The following tables’ present summary information by segment for the nine months ended March 31, 2015 and 2014, respectively:

	As of and For the Nine Months Ended March 31, 2015				As of and For the Nine Months Ended March 31, 2014
	HLJ				HLJ
	Huimeijia	Humankind	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$1,286,898	6,924,258	-	8,211,156	980,495	5,520,703	-	6,501,198
Cost of revenues	948,552	4,847,905	-	5,796,457	712,868	4,317,947	-	5,030,815
Gross profit	338,346	2,076,353	-	2,414,699	267,627	1,202,756	-	1,470,383
Interest expense	93,474	-	-	93,474	84,280	-	-	84,280
Depreciation and amortization	58,559	456,315	1,805	516,679	88,093	492,142	7,048	587,283
Income tax	-	186,292	-	186,292	-	-	-	-
Net income (loss)	(407,422)	558,878	(2,001)	149,455	(369,816)	(493,492)	(7,247)	(870,555)
Total capital expenditures	4,388	17,255	-	21,643	37,299	64,852	-	102,151
Total assets	3,277,624	38,008,963	25,745	41,312,332	3,508,374	37,071,786	98,211	40,678,371
Non-controlling interests	$-	-	235	235	-	-	241	241

	As of and For the Three Months Ended March 31, 2015				As of and For the Three Months Ended March 31, 2014
	HLJ				HLJ
	Huimeijia	Humankind	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$324,208	1,609,169	-	1,933,377	229,513	2,325,881	-	2,555,394
Cost of revenues	255,376	1,147,705	-	1,403,081	188,309	1,593,271	-	1,781,580
Gross profit	68,832	461,464	-	530,296	41,204	732,610	-	773,814
Interest expense	31,276	-	-	31,276	40,277	-	-	40,277
Depreciation and amortization	27,292	143,986	1,805	173,083	(131,801)	174,487	(2)	42,684
Income tax	-	25,754	-	25,754	-	-	-	-
Net income (loss)	(256,188)	77,264	(1,876)	(180,800)	24,278	(159,796)	70	135,448
Total capital expenditures	1,445	16,443	-	17,888	(427)	18	-	(409)
Total assets	3,277,624	38,008,963	25,745	41,312,332	3,508,374	37,071,786		40,678,371
Non-controlling interests	$-	-	235	235	-	-	250	250

NOTE 16 - STOCK BASED COMPENSATION

On March 27, 2015 the Board of Directors adopted the Company’s 2015 Equity Incentive Plan (the “Plan”), which became effective as of such date. The Plan is intended to be construed as an employee benefit plan that satisfies the requirements for exemption from the restrictions of Section 16(b) of the Exchange Act. A summary of the principal provisions of the Plan is set forth below.

The aggregate number of shares of common stock that may be issued under the Plan is 6,000,000 shares. In the event that the Board determines that any dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of Common Stock or other securities of the Company, or other corporate transaction or event affects the common stock such that an adjustment is determined by the Board, in its sole discretion, to be necessary or appropriate in order to prevent dilution or enlargement of benefits or potential benefits intended to be made available under the Plan, the Board may, in such manner as it in good faith deems equitable, adjust any or all of (i) the number of shares of common stock or other securities of the Company (or number and kind of other securities or property) with respect to which awards may be granted, (ii) the number of shares of common stock or other securities of the Company (or number and kind of other securities or property) subject to outstanding awards, and (iii) the exercise price with respect to any stock option, or make provision for an immediate cash payment to the holder of an outstanding award in consideration for the cancellation of such award.

Individuals eligible for awards under the Plan shall consist of employees (including officers), directors and consultants, or those who will become employees (including officers), directors and consultants, of the Company and/or its subsidiaries whose performance or contribution, in the sole discretion of the Committee, benefits or will benefit the Company or any subsidiary.

The Plan shall be effective upon its approval by the Board and adoption by the Company. The Plan shall terminate on March 27, 2025, except with respect to awards then outstanding. After such date no further awards shall be granted under the Plan.

On March 30, 2015, the Company granted 3,000,000 and 300,000 restricted shares to Mr. Xin Sun, Chief Executive Officer and Chief Financial Officer of the Company and an employee, respectively. The vesting periods of the restricted shares under the Plan were determined based on individual stock award agreements and would be recognized as equity compensation for the fiscal years ended June 30, 2015 and 2016. The grant was pursuant to the Plan and a Restricted Stock Award Agreement, and was based on the exemption afforded by Regulation S under the Securities Act of 1933, as amended. As the stock certificates were issued on April 2, 2015, the total 3,300,000 restricted shares were no included in the outstanding share as of March 31, 2015 hence were not reflected in the Condensed Consolidated Balance Sheets.

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

Business Overview

Our principal business operations are conducted through our wholly-owned subsidiaries, Humankind and HLJ Huimeijia.

The Company owns GMP-certified plant and facilities and has the capacity to produce 21 CFDA-approved medicines and 14 CFDA-approved health supplement products in soft capsule, hard capsule, tablet, granule and oral liquid forms. These products address the needs of key sectors, including the feminine, geriatric and children’s markets.

Our business is conducted through our sales agents and sales personnel. We sell our products directly to end-customers by our own sales personnel, as well as sales agents, operating primarily in Jiangsu, Zhejiang, Gansu, Shanghai, Anhui and Beijing, where most of our revenues are generated. Our sales through agents in Zhejiang, Beijing and Jiangsu provinces accounted for 11%, 11%, and 10% of our total sales, respectively, for the nine months ended March 31, 2015. Although we do not currently sell our products online, we expect to do so in the future.

Results of Operations

The three months ended March 31, 2015 compared to the three months ended March 31, 2014.

The following table summarizes the top lines of the results of our operations for the three months ended March 31, 2015 and 2014, respectively:

	March 31, 2015	March 31, 2014	Variance	%
Revenues	$1,933,377	$2,555,394	$(622,017)	-24.34%
Humankind	1,609,169	2,325,881	(716,712)	-30.81%
HLJ Huimeijia	324,208	229,513	94,695	41.26%
Cost of Goods Sold	$1,403,081	$1,781,580	$(378,499)	-21.25%
Humankind	1,147,705	1,593,271	(445,566)	-27.97%
HLJ Huimeijia	255,376	188,309	67,067	35.62%
Gross Profit	$530,296	$773,814	$(243,518)	-31.47%
Humankind	461,464	732,610	(271,146)	-37.01%
HLJ Huimeijia	68,832	41,204	27,628	67.05%

Revenue

Total revenues decreased by $622,017, or 24.34%, for the three months ended March 31, 2015 as compared to the same period in 2014. The decrease in revenues was primarily due to a decrease of $716,712 or 30.81% in Humankind’s revenues, and partially offset by an increase of $94,695 or 41.26% in HLJ Huimeijia’s revenues for the three months ended March 31, 2015 as compared to the same period in 2014. The reason for the decrease of the sales revenue in Humankind was due to the decrease in average sales price and sales volume. The average unit sale prices to the agents of Waterlilies Soft Capsule (Sailuozhi) and Propolis and Black Ant Capsule were decreased from $67.6 to $65.2 and from $30.6 to $29.3, for the three months ended March 31, 2015 and 2014, respectively. The sales volume in Waterlilies Soft Capsule (Sailuozhi) and Propolis and Black Ant Capsule decreased 5,659 and 8,832 boxes for the three months ended March 31, 2015 as compared to the same period in 2014, respectively, this decrease was caused by the loss of a small amount of customers who were not satisfied with the Company’s product portfolio as currently the Humankind only sells two products, Waterlilies Soft Capsule (Sailuozhi) and Propolis and Black Ant Capsule. The Company strives to expand the variety of its products and has purchased 12 new products from Guangzhou Aoda Biology Beauty Healthy Technology Co. Ltd in 2013. However, the majority of the 12 products were either under the review by the CFDA or in the process of Corporate Standard Registration, a backup registration not subject to the CFDA approval but subject to the CFDA’s monitor on the production after such a registration. The Company plans to accelerate the registration process and manufacture and release four to six new products to form a series of health-care products in the near future. The Company is also considering to develop new sales areas by acquiring new distributors or explore market for medical products in order to enhance the profits. The increase of the sales revenue in HLJ Huimeijia was mainly due to an increase in the total number of wholesale customers we served for the three months ended March 31, 2015.

Our total cost of sales decreased $378,499 or 21.25% for the three months ended March 31, 2015 as compared to the same period in 2014. The decrease in cost of sales was primarily due to a decrease of $445,566 or 27.97% in Humankind’s cost of sales, and partially offset by an increase of $67,067 or 35.62% in HLJ Huimeijia’s cost of sales for the three months ended March 31, 2015 as compared to the same period in 2014. This decrease was primarily due to the decrease in sales volume.

Our gross profit decreased $243,518 from $773,814 for the three months ended March 31, 2014 to $530,296 for the three months ended March 31, 2015. The decrease was primarily attributable to the $271,146 decrease in the gross profit from the products of Humankind’s that generally have higher margins. Our overall gross profit margin decreased 2.85% to 27.43% for the three months ended March 31, 2015 from 30.28% for the same period in 2014, primarily due the 2.82% decrease in the gross profit margin from Humankind, this decrease was due mainly to a decline in sales prices of Waterlilies Soft Capsule (Sailuozhi) and Propolis and Black Ant Capsule and a decline in sales volume as discussed above.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product lines for the three months ended March 31, 2015 and 2014, respectively:

	March 31, 2015			March 31, 2014
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Waterlilies Soft Capsule (Sailuozhi)	15,807	$1,031,381	53.35%	21,466	$1,452,095	56.82%
Propolis and Black Ant Capsule	19,708	577,787	29.88%	28,540	873,786	34.19%
HLJ Huimeijia
Muskiness Bone Strengthener Paste	433,701	$118,283	6.12%	353,265	$69,417	2.72%
Muskiness Pain Relieving Paste	139,776	44,869	2.32%	80,012	24,455	0.96%
Injury and Rheumatism relieving Paste	134,966	39,670	2.05%	88,962	24,073	0.94%
Refining GouPi Cream	295,896	67,981	3.52%	63,838	19,733	0.77%
Injury and Paralysis Tincture	-	-	-	4,574	5,284	0.21%
Ge Hong Beriberi Water	3,973	1,305	0.07%	35,680	9,836	0.38%
Matrine Suppositories	-	-	-	48	24	0.00%
Pelvic Inflammation Suppository	7,344	3,633	0.19%	10,347	5,184	0.20%
Indometacin and Furazolidone Suppositories	17,740	9,139	0.47%	11,173	5,325	0.21%
Triamcinolone Acetonide and Neomycin Paste	6,250	372	0.02%	50,500	3,391	0.13%
Enema Glycerini	247,020	25,887	1.34%	497,474	49,127	1.92%
Hydrogen Peroxide Solution	-	-	-	15,800	1,642	0.06%
Umguentum Acidi Borici Camphoratum	41,440	13,070	0.68%	34,605	11,914	0.47%
Ethacriding Lactate Solution	-	-	-	1,000	108	0.00%
Total	1,363,621	$1,933,377	100.00%	1,297,284	$2,555,394	100.00%

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2015 and 2014, respectively:

	March 31, 2015	March 31, 2014	Variance	%
Operating Expenses
Selling, general and administrative	$515,085	$540,192	$(25,107)	-4.65%
Depreciation and amortization	173,083	42,684	130,399	305.50%
Research and development	-	47	(47)	-100.00%
Total Operating Expenses	$688,168	$582,923	$105,245	18.05%

Total operating expenses for the three months ended March 31, 2015 increased $105,245, or 18.05%, as compared to the corresponding period in 2014. The increase in operating expenses was primarily attributable to an increase of $130,399, or 305.50% in depreciation and amortization results from increased capital expenditure on our newly purchased machinery and equipment for the three months ended March 31, 2015, and reversed adjustment of land use right amortization in the quarter of 2014, which was caused by changed estimated useful life.

Interest Income and Interest Expense

Interest income was $24,479 for the three months ended March 31, 2015, as compared to $23,644 for the three months ended March 31, 2014. This increase of $835, or 3.53%, was primarily due to the increase in the average balance of deposits in the bank.

Interest expense was $31,276 for the three months ended March 31, 2015, as compared to $40,277 for the three months ended March 31, 2014. This decrease of $9,001 or 22.35% was primarily due to the decrease in short-term loan. The average daily short-term loans were $1,603,613 and $1,638,681 for the three months ended March 31, 2015 and 2014, respectively.

Income Taxes

Income taxes increased $25,754, or 100%, from $0 for the three months ended March 31, 2014 to $25,754 for the three months ended March 31, 2015. This was due to the Company’s loss before income taxes for the three months ended March 31, 2014 which resulted in $0 of income tax for that period.

Net Income (Loss) and Income (Loss) Per Share

Net loss was $180,800 for the three months ended March 31, 2015, as compared to net income of $135,448 for the three months ended March 31, 2014. This decrease of $316,248, or 233.48% in net income was primarily attributable to the decrease in revenues in the amount of $622,017, the increase in operating expense in the amount of $105,245, and the increase in the income tax of $25,754, partially offset by the decrease in cost of goods sold of $378,499.

Loss per share was $0.003 for the three months ended March 31, 2015 and income per share was $0.002 for the three months ended March 31, 2014. This decrease was primarily a result of the above increase in net loss.

The nine months ended March 31, 2015 compared to the nine months ended March 31, 2014.

The following table summarizes the top lines of the results of our operations for the nine months ended March 31, 2015 and 2014, respectively:

	March 31, 2015	March 31, 2014	Variance	%
Revenues	$8,211,156	$6,501,198	$1,709,958	26.30%
Humankind	6,924,258	5,520,703	1,403,555	25.42%
HLJ Huimeijia	1,286,898	980,495	306,403	31.25%
Cost of Goods Sold	$5,796,457	$5,030,815	$765,642	15.22%
Humankind	4,847,905	4,317,947	529,958	12.27%
HLJ Huimeijia	948,552	712,868	235,684	33.06%
Gross Profit	$2,414,699	$1,470,383	$944,316	64.22%
Humankind	2,076,353	1,202,756	873,597	72.63%
HLJ Huimeijia	338,346	267,627	70,719	26.42%

Revenue

Total revenues increased by $1,709,958, or 26.30%, for the nine months ended March 31, 2015 as compared to the same period in 2014. The increase in revenues was primarily due to an increase of $1,403,555 or 25.42% in Humankind’s revenues and an increase of $306,403 or 31.25% in HLJ Huimeijia’s revenues for the nine months ended March 31, 2015 as compared to the same period in 2014. The reason for the increase of the sales revenue in Humankind was due to the enhanced sales price and the increase in sales volume primarily during the six months ended December 31, 2014. The sales volume increase was attributable to the Company’s greater efforts in generating publicity for the nine months ended March 31, 2015.

Our total cost of sales increased $765,642 or 15.22% for the nine months ended March 31, 2015 as compared to the same period in 2014. The increase in cost of sales was primarily due to an increase of $529,958 or 12.27% in Humankind’s cost of sales and an increase of $235,684 or 33.06% in HLJ Huimeijia’s cost of sales for the nine months ended March 31, 2015 as compared to the same period in 2014. This increase was primarily due to the increase in sales volume.

Our gross profit increased $944,316 from $1,470,383 for the nine months ended March 31, 2014 to $2,414,699 for the nine months ended March 31, 2015. The increase was primarily attributable to the $873,597 increase in the gross profit from Humankind that generally have higher margins. Our overall gross profit margin increased 6.79% to 29.41% for the nine months ended March 31, 2015 from 22.62% for the same period in 2014, primarily due the 8.20% increase in the gross profit margin from Humankind, this increase was attributable to the enhanced sales prices of our two primary products and the increase in sales volume. The average sales prices of Waterlilies Soft Capsule (Sailuozhi) increased $7.3 from $59.2 for the nine months ended March 31, 2014 to $66.5 for the nine months ended December 31, 2015, and the sales prices of Propolis and Black Ant Capsule increased $2.0 from $27.8 for the nine months ended March 31, 2014 to $29.8 for the nine months ended March 31, 2015. The sales volume in Waterlilies Soft Capsule (Sailuozhi) and Propolis and Black Ant Capsule increased 5,698 and 14,921 boxes for the nine months ended March 31, 2015 as compared to the same period in 2014, respectively.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the nine months ended March 31, 2015 and 2014, respectively:

	March 31, 2015			March 31, 2014
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Waterlilies Soft Capsule (Sailuozhi)	64,682	$4,302,976	68.54%	58,984	$3,491,329	88.48%
Propolis and Black Ant Capsule	87,877	2,621,281	41.75%	72,956	2,029,374	51.43%
HLJ Huimeijia
Muskiness Bone Strengthener Paste	1,553,616	$432,121	6.88%	1,102,362	$291,807	7.40%
Muskiness Pain Relieving Paste	653,964	194,201	3.09%	382,159	115,871	2.94%
Injury and Rheumatism relieving Paste	579,146	160,376	2.55%	351,803	94,254	2.39%
Refining GouPi Cream	839,651	218,448	3.48%	472,015	115,531	2.93%
Injury and Paralysis Tincture	19,876	20,372	0.32%	32,254	34,999	0.89%
Ge Hong Beriberi Water	13,748	4,315	0.07%	41,918	12,030	0.30%
Matrine Suppositories	-	-	-	3,983	1,850	0.05%
Pelvic Inflammation Suppository	39,276	22,598	0.36%	27,684	14,771	0.37%
Indometacin and Furazolidone Suppositories	54,596	27,919	0.44%	36,547	17,527	0.44%
Triamcinolone Acetonide and Neomycin Paste	292,350	20,067	0.32%	306,100	20,771	0.53%
Compound Fluocinonide Tincture	-	-	-	477	434	0.01%
Enema Glycerini	1,122,367	113,583	1.81%	1,324,571	128,087	3.25%
Hydrogen Peroxide Solution	96,710	10,758	0.17%	179,080	17,776	0.45%
Umguentum Acidi Borici Camphoratum	194,387	62,141	0.99%	336,676	102,936	2.61%
Ethacriding Lactate Solution	-	-	-	113,250	11,851	0.30%
Total	5,612,246	$8,211,156	130.80%	4,710,879	$6,501,198	164.76%

Operating Expenses

The following table summarizes our operating expenses for the nine months ended March 31, 2015 and 2014, respectively:

	March 31, 2015	March 31, 2014	Variance	%
Operating Expenses
Selling, general and administrative	$1,570,843	$1,594,887	$(24,044)	-1.51%
Depreciation and amortization	516,679	587,283	(70,604)	-12.02%
Research and development	-	157,552	(157,552)	-100.00%
Total Operating Expenses	$2,087,522	$2,339,722	$(252,200)	-10.78%

Total operating expenses for the nine months ended March 31, 2015 decreased $252,200, or 10.78%, as compared to the corresponding period in 2014. The decrease in operating expenses was primarily attributable to a decrease of $157,552, or 100% in research and development expense, which had already been fully amortized in July 2013, and decrease of $70,604, or 12.02%, in depreciation and amortization resulted from the accrued amortization complementally for land use right for previous years before December 31, 2013.

Interest Income and Interest Expense

Interest income was $72,865 for the nine months ended March 31, 2015, as compared to $87,746 for the nine months ended March 31, 2014. This decrease of $14,881, or 16.96%, was primarily due to the decrease in the average balance of deposits in banks.

Interest expense was $93,474 for the nine months ended March 31, 2015, as compared to $84,280 for the nine months ended March 31, 2014. This increase of $9,194 or 10.91% was primarily due to the increase in short-term loans. The average daily short-term loans were $1,617,683 and $1,354,379 for the nine months ended March 31, 2015 and 2014, respectively.

Income Taxes

Income taxes increased $186,292, or 100%, from $0 for the nine months ended March 31, 2014 to $186,292 for the nine months ended March 31, 2015. This was due to the difference between the Company’s $335,747 income before income taxes for the nine months ended March 31, 2015 and a loss of $870,555 before income taxes for the nine months ended March 31, 2014.

Net Income (Loss) and Income (Loss) Per Share

Net income was $149,455 for the nine months ended March 31, 2015, as compared to net loss of $870,555 for the nine months ended March 31, 2014. This increase of $1,020,010, or 117.17% in net income was primarily attributable to the increase in revenues in the amount of $1,709,958, the decrease in operating expense in the amount of $252,200, partially offset by the increase in cost of goods sold of $765,642 and the increase in the income tax of $186,292.

Income per share was $0.002 for the nine months ended March 31, 2015 and loss per share was $0.014 for the nine months ended March 31, 2014. This increase was primarily a result of the above increase in net income.

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

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of March 31, 2015 and 2014 and for each of the nine months then ended:

	2015	2014
As of March 31:
Cash and cash equivalents	$29,034,685	$27,052,042
Working capital	$26,221,884	$25,258,007
Inventories	$908,152	$1,129,339
For the nine months ended March 31 :
Cash provided by (used in):
Operating activities	$2,269,240	$(1,669,461)
Investing activities	$(527,958)	$(113,615)
Financing activities	$46,009	$307,250

For the nine months ended March 31, 2015, cash and cash equivalents increased $1,802,611 from $27,232,074 as of June 30, 2014 to $29,034,685 as of March 31, 2015, primarily attributable to net cash provided by operating activities in the amount of $2,269,240 and financing activities in the amount of $46,009, and the effect of exchange rate changes in the amount of $15,302, partially offset by net cash used in investing activities in the amount of $527,958.

For the nine months ended March 31, 2014, cash and cash equivalents decreased $1,816,491 from $28,868,533 as of June 30, 2013 to $27,052,042 as of March 31, 2014, primarily attributable to net cash used in operating activities in the amount of $1,669,461 and investing activities in the amount of $113,615, and the negative effect of exchange rate changes in the amount of $342,273, partially offset by net cash provided by financing activities in the amount of $307,250.

Our working capital at March 31, 2015 was $26,221,884, compared to working capital of $25,258,007 at March 31, 2014. This increase of $963,877 or 3.82% was primarily attributable to an increase in cash and cash equivalents of $1,982,643 and advance from customers of $532,518, partially offset by the decrease in accounts receivable, net of $478,207, the decrease in inventory of $291,183 and the decrease in taxes payable of $215,738.

Net cash provided by operating activities was $2,269,240 for the nine months ended March 31, 2015, primarily attributable to the net income available to the Company in the amount of $149,473, the depreciation and amortization expenses of $673,370 as reconciled, the decrease in account receivables of $883,986, the decrease in inventory of $201,102, the increase in advance from customers and other payables in the amount of $476,683 and the increase in wages payable of $84,247. Net cash used in investing activities was $527,958 for the nine months ended March 31, 2015, primarily attributable to an increase in construction in progress of $534,508, which is for the construction of a plant of HLJ Huimeijia to enhance its production capacity, expected to be complete before December 31, 2015. Net cash provided by financing activities was $46,009 for the nine months ended March 31, 2015, attributable to the proceeds from related party debts in the amount of $563,636, offset by repayment of related party debts in the amount of $517,627. The positive effect of exchange rate changes on cash and cash equivalents in the amount of $15,302 for the nine months ended March 31, 2015 was mainly a result of the effect of the depreciation of the RMB to the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The foreign exchange rate of USD to RMB was 6.1990 to 1 as of March 31, 2015 and 6.2036 to 1 as of June 30, 2014, respectively and the average exchange rate from USD to RMB was 6.1821 for the nine months ended March 31, 2015.

Net cash used in operating activities was $1,686,295 for the nine months ended March 31, 2014, primarily attributable to a net loss available to the Company in the amount of $870,485 and net increase in accounts receivable of $1,722,779 resulting from Humankind’s extension of the credit period, partially offset by depreciation and amortization expenses of $690,619 as reconciled and net decrease in advance to suppliers and prepaid expense of $274,820. Net cash provided by financing activities was $307,250 for the nine months ended March 31, 2014, mainly attributable to proceeds of short-term loans in the amount of $1,637,687, partially offset by payment of related party debts in the amount of $184,056 and payment of short-term loan in the amount of $1,146,381. The negative effect of exchange rate changes on cash and cash equivalents in the amount of $342,273 for the nine months ended March 31, 2014 was mainly a result of the effect of the appreciation of the RMB to the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The foreign exchange rate of USD to RMB was 6.1374 to 1 as of June 30, 2013 and 6.2164 to 1 as of March 31, 2014, respectively and the average exchange rate from USD to RMB was 6.1062 for the nine months ended March 31, 2014.

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

Related Party Debts

We had related party debts of $1,823,709 as of March 31, 2015, as compared to $1,776,851 as of June 30, 2014, an increase of $46,858 or 2.64%, which is mainly attributable to a loan in the amount of $650,543 from Mr. Xin Sun, the CEO of the Company for the construction of the factory. The loan is unsecured and non-interest bearing and has no fixed terms of repayment. There was no written agreement for the loan.

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

There has been no material changes during the nine months ended March 31, 2015 in the Company’s significant accounting policies to those previously disclosed in the June 30, 2014 annual report.

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

At the conclusion of the period ended March 31, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive and principal financial officer concluded that, due to the material weakness in our internal control over financial reporting as discussed in our annual report on Form 10-K for the fiscal year ended June 30, 2014, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have come to management’s attention during the quarter ended March 31, 2015 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

/s/ Xin Sun
By:	Xin Sun
Title:	Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)
Date:	May 15, 2015

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document