Form 10-K
period 2015-06-30
China Health Industries Holdings, Inc.
filed 2015-10-13
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-51060

CHINA HEALTH INDUSTRIES HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0827216
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

168 Binbei Street, Songbei District, Harbin City
Heilongjiang Province
People’s Republic of China	150028
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 86-451-88100688

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[  ] Yes [X] No

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of December 31, 2014 was approximately $4,920,580.39 (44,732,549 shares of common stock held by non-affiliates) based upon the closing price of the common stock on such date.

As of September 28, 2015, there were 65,539,737 shares of common stock, par value $0.0001 issued and outstanding.

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

On November 22, 2013, Humankind completed the acquisition of Heilongjiang Huimeijia Pharmaceutical Co., Ltd. (“HLJ Huimeijia”) for a total purchase price of $16,339,869 (RMB100,000,000). HLJ Huimeijia was founded on October 30, 2003, and is engaged in the manufacturing and distribution of tincture, ointments, rubber paste (including hormones), topical solution, suppositories, liniment (including traditional Chinese medicine extractions), enemas and oral liquids. HLJ Huimeijia’s predecessor is Heilongjiang Xue Du Pharmaceutical Co., Ltd., which has established its brand name in the market through its supply of high quality medical products. HLJ Huimeijia is categorized as a “high and new technology” enterprise by the Science Technology Department in Heilongjiang Province. HLJ Huimeijia has 21 products which have been approved by, and have received approval numbers issued by, the China Food and Drug Administration (“CFDA”). In addition, HLJ Huimeijia is the holder of one patent for utility models, five patents for external design and three trademarks in China, including the Chinese brand name of “Xue Du” which has an established reputation among customers in northeastern China.

China Health US, China Health HK, Humankind, Huimeijia and HLJ Huimeijia are collectively referred herein to as the “Company.”

Our corporate structure as of June 30, 2015 was as below:

Business Overview

Humankind was incorporated in the PRC on December 14, 2003, and completed its Good Manufacturing Practice (“GMP”) certificate on April 24, 2007, which will last until February 14, 2019 and is expected to extend after that. It is in the business of the manufacture and sale of health products.

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

In the event that the Assets are failed to be transferred to the Buyer due to the fault of the Assets Transferors, the paid consideration shall be returned to the Buyer with interests accrued. If the failure of the transfer of the Assets is a result of the government policy changes or force majeure, the paid cash consideration shall be returned to the Buyer but without any interests. As of June 30, 2015, the transfer of the Assets had not been completed. The Company is striving to accelerate the process of the transfer.

HLJ Huimeijia was founded on October 30, 2003, its latest GMP certificate was effective from November 12, 2009 to December 31, 2015, and is expected to extend after that. HLJ Huimeijia engages in the manufacture and distribution of tincture, ointments, rubber paste (including hormones), topical solution, suppositories, liniment (including traditional Chinese medicine extractions), enemas and oral liquids. Its predecessor is Heilongjiang Xue Du Pharmaceutical Co., Ltd., which had established brand name in the market through its supply of high-quality drug products. HLJ Huimeijia is a “high and new technology” enterprise that provides the most comprehensive types of topical medical products in Heilongjiang Province, a northeastern province of China.

Our business is conducted through our PRC subsidiaries, Humankind and HLJ Huimeijia. Our products are primarily sold through sales agents. We plan to develop chain-stores to sell our products and to eventually sell our products online.

Products

We have, through Humankind, the license to manufacture and sell 14 health supplement products, each of which have been assigned a Guo Shi Jian Zi number, or China health food approval number (as provided below), an approval number issued by the China Food and Drug Administration (“CFDA”). A product with such a number shall include a description of the nourishment value and health function of the products on product specifications. Consumers can check the official website of CFDA to verify a health supplement product through such a number.

We have, through HLJ Huimeijia, the license to manufacture and sell 21 products. In addition, HLJ Huimeijia holds one patent for utility models, five patents for external design, and three trademarks in China, including the Chinese characters of “Xue Du,” which has a good reputation amongst customers in northeastern China.

We are licensed to sell our products, including our medical drugs, only in the PRC.

(i)	Health Supplement

Our “QunLe” brand Sailuozhi soft capsule, which is made from frog oil, soybean isoflavone, procyanidine (made from grape seeds) and vitamin E, is for freckle removal and skin moisture supplements. The certification number issued by CFDA on September 3, 2013, is 2013B1097, with an expiration date on September 2, 2018.

On May 12, 2010, we received a patent for this product (number 200610010394.4) under the name “Run Chao” (which has since been changed to “QunLe”) with the National Bureau of Intellectual Property.

Pursuant to a technology transfer agreement dated October 12, 2007 (the “2007 Technology Transfer Agreement”), we purchased a health product known as “Kindlink” brand propolis and black ant capsule made from propolis, black ant, acanthopanax and astragalus root from Beijing Jindelikang Bio-Technology Co., Ltd (“Jindelikang”). The change of the ownership has been approved by the CFDA. This product is to boost one’s immunity. The certification number issued by the CFDA on August 20, 2004, for the license to manufacture the product is GuoShiJianZi G20040906. We have no continuing obligations under the 2007 Technology Transfer Agreement.

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

- Dr. Xiao Brand Xingxing Soft Capsule (Guo Shi Jian Zi G20080080), which is effective in improving memory,

- Dr. Xiao Brand Vitamin A Fish Oil Soft Capsule (Guo Shi Jian Zi G20080406), which is effective in relieving eyestrain,

- Dr. Xiao Brand Colon Cleanser Granules (Guo Shi Jian Zi G20060061), which is effective in relaxing bowels and promoting the discharge of lead,

- Dr. Xiao Brand Jianli Soft Capsule (Guo Shi Jian Zi G20050710), which is effective in increasing immunity and relieving physical fatigue, and

- LB Brand Xinpin Capsule (Guo Shi Jian Zi G20050770), which is effective in dispelling chloasma.

The major suppliers of raw materials for our products who exceeded 10% of our total purchases in the fiscal years 2015 and 2014 are the following:

		Purchases
		(in U.S.	% of
	Name of Supplier	Dollars)	Purchases

FY2015	Shukui Wang	4,874,929	73.87%
FY2014	Shukui Wang	5,151,325	74.32%

For the past two fiscal years, Mr. Shukui Wang has been our biggest supplier of raw materials.

The Company typically signs monthly purchase orders with its suppliers. All purchase orders with Mr. Wang and with our other suppliers are on similar terms. We shall remit payment to a supplier’s account no later than three business days after receiving raw materials. A supplier shall deliver raw materials no later than three business days after receiving a purchase order. The cost of delivery is borne by a supplier.

(iii)	Medical Drugs

Huimeijia purchased Harbin Dong Feng Medicine Company’s license to manufacture 19 medical drugs on September 16, 2008. As mentioned above, although Humankind, Mr. Xin Sun and Huimeijia has entered into the Agreement and the Supplementary Agreement with Xiuzheng Pharmacy to sell the 19 drug approval numbers to Xiuzheng Pharmacy, the transaction has not yet completed. Huimeijia remained the registered owner of the license, approved by the Heilongjiang Food and Medicine Supervising Bureau.

A description of the 19 medical drugs is as follows:

Serial No.	Product	Efficacy

1.	Stomach-Tonic Tablets	Invigorating stomach and relieving pain. Used in the treatment of pain from stomach distention, eructation with fetid odor and fecal disorders caused by gasterasthenia and dyspeptic retention.

2.	Pediatric Compound Sulfamethoxazole Tablets (0.125g)

Used in the treatment of:

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

6.	Paracetamol Tablets	Used for fever caused by common cold or epidemic influenza and also for relieving light and moderate pain such as headache, arthralgia, migraines, tooth ache, courbature, neuralgia and menalgia.

7.	Pediatric Paracetamol, Artificial Cow- bezoar and Chlorphenamine Maleate Tablets	Used to relieve fever, headache, aching pain in extremities, sneezing, rhinorrhea, nasal obstruction, pharyngodynia and other symptoms in children caused by common cold or epidemic influenza.

8.	Compound Theophylling Hydrochloride Tablets	Used to treat bronchial asthma.

9.	Powerful Loquat Syrup	Used for the treatment of coughing and reduction of sputum caused by bronchitis.

10.	Purple Orange Cough Syrup	Relieving cough and eliminating sputum. Used to relieve coughing and excessive phlegm as well as expectoration.

11.	Cough Syrup of Loquat Leaf	Used to clear lungs, relieve coughs and eliminate sputumand excessive phlegm.

12.	Children’s Cough Syrup	Eliminating phlegm and relieving cough. Used to relieve coughs caused by the common cold in children.

13.	Pentoxyverine Citrate and Ammonium Chloride Syrup	Used for cough and expectoration.

14.	Schisandra Syrup	Tonifying vital energy and invigorating the kidneys. Used in the treatment for neurastheria, dizziness and insomnia

15.	Ginseng Oral Liquid	Used to nourish renal “qi” and promote fluid production to quench thirst. Used to treat fatigue and acratia caused by deficiency of vital energy as well as poor appetite, cardiopalmus and shortness of breath, insomnia and forgetfulness.

16.	Compound Fluououracil Oral Solution	Used in the therapeutic treatment of digestive tract cancer (colon carcinoma and gastric carcinoma), mammary adenocarcinoma, primary hepatic carcinoma.

17.	Gossypol, Potassium Chloride and Vitamins B Capsules	Used in the treatment of uterine bleeding brought on by menopause.

18.	Compound Belladonna and Aluminum Hydroxide Powder	Used for relieving stomach pain, brash (heartburn) and acid reflux caused by gastric hypersecretion.

19.	Gentian and Sodium Bicarbonate Powder	Used for anorexia, gastric hypersecretion and dyspepsia.

In addition, HLJ Huimeijia has 21 products with approval numbers issued by the CFDA as following:

	English Name	Efficacy
1	Enema Glycerini	Lubricating laxative. Used for constipation.

2	Umguentum Acidi Borici Camphoratum	Dermerethistica. Used for chilblain.

3	Ge Hong Beriberi Water	Dehumidification insecticide. Used for tinea pedis and tinea manuum caused by damp toxin brewing and binding, and other skin diseases caused by enzyme.

4	Pelvic Inflammation Suppository	Heat-clearing and detoxifying; activating blood to promote menstruation disperse swelling and relieve pain. Used for toxin and blood stasis stagnation in the uterus, distending pain in the lower abdomen, irregular menses, algomenorrhea and leukorrhagia, as well as pelvic inflammation and annexitis with the aforementioned symptoms.

5	Injury and Paralysis Tincture	Warm channel and expelling cold, promoting blood circulation to arrest pain. Used to relieve pain caused by traumatic injury and sprain.

6	Indometacin and Furazolidone Suppositories	Anti - inflammatory painkiller. Used to treat acute hemorrhoid, including internal hemorrhoids, external hemorrhoids, mixed hemorrhoids, anal fissure or archosyrinx and relieve pain; Used to ease pain after the operation of anal fissure, archosyrinx or hemorrhoids.

7	Injury and Rheumatism Relieving Paste	Dispelling rheumatism and relieving pain. Used for headache, rheumatalgia, neuralgia, sprain and muscular soreness.

8	Refining GouPi Cream	Relaxing tendon, invigorating the circulation of blood, dissipating cold and relieving pain. Used for arthralgia and myalgia, acute contusion, sprain, rheumatalgia, arthralgia, hypochondriac pain, muscular soreness, etc.

9	Muskiness Pain Relieving Paste	Expelling wind and removing dampness, relaxing the tendons and unblocking collateral. Used for rheumatic arthralgia, low back cold pain, traumatic injury, etc.

10	Muskiness Bone Strengthener Paste	Analgesia and anti-inflammatory. Used for rheumatalgia, arthralgia, backache, neuralgia, muscular soreness, sprain and contusion.

11	Matrine Suppositories	Antibacterial and antiphlogistic drugs. Used for trichomonas and candida vaginitis, chronic cervicitis, pelvic inflammation, etc.

12	Ethacriding Lactate Solution	Disinfectant and preservative drug. Used for disinfection of traumatic and disinfected wounds.

13	Triamcinolone Acetonide and Neomycin Paste	Used for neurodermatitis circumscripta and chronic eczema. Also used for small-scale psoriasis.

14	Double – Coptis Suppository	Course wind and resolving the exterior, heat-clearing and detoxifying. Used for influenza caused by affection of exogenous wind-heat, with symptoms of fever, cough and sore throat. Also used for upper respiratory tract infections and pneumonia, with symptoms of fever, cough and sore throat.

15	Methylrosanilinium Chloride Solution	Disinfectant and preservative drug.

16	Iodine Tincture	Disinfectant and preservative drug.

17	Mercurochrome Solution	Disinfectant and preservative drug.

18	Hydrogen Peroxide Solution	Disinfectant and preservative drug.

19		Grucocorticoid. External use drug only to be used on the skin. Used for
	Halcinonide Cream	dermatoneuritis and psoriasis.

20	Compound Fluocinonide Tincture	Grucocorticoid. Used for dermatoneuritis and psoriasis.

21	Policresulen Vaginal Suppository	Anti-microbial and hemostasis drug.

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

Most of our products are sold to sales agents. In fiscal year of 2014, our sales network covered 26 provinces and 4 Municipalities in China and our products were mainly sold in Beijing, Zhejiang, Jiangsu, Shanghai, Gansu, Anhui, Jilin and Liaoning provinces or cities. In fiscal year of 2015, our sales network covered 25 provinces and 4 Municipalities in China and our products were mainly sold in Beijing, Zhejiang, Jiangsu, Shanghai, Gansu, Anhui, Jilin and Shandong provinces or cities.

E-business

We are in the process of building the infrastructure to conduct our business over the internet. A B2C e-business call and sales center has been established and will become an integral part of our distribution channel in the future. We have employed graduates from Tsinghua University, Harbin Industry University and Harbin Engineering University to develop the ERP, CRM and OA software for our e-business. OA software has been used in our daily operation. The Company plans to sell its products via internet in 2016.

Our Customers

We sell most of our products to sales agents, who are our customers. The sales agents sell the products to the end users.

Our customers who contributed more than 10% of our consolidated revenues during the past two fiscal years are as following.

		Sales (in
		U.S.	Percent of
Name	Products Sold	Dollars)	Sales
FY2015

Hao Liu	Waterlilies Soft Capsule, Propolis and Black Ant Capsule	1,109,209	10.85%

Yufeng Shen	Waterlilies Soft Capsule, Propolis and Black Ant Capsule	1,100,924	10.77%

FY2014

Hao Liu	Waterlilies Soft Capsule, Propolis and Black Ant Capsule	1,049,929	10.81%

Yufeng Shen	Waterlilies Soft Capsule, Propolis and Black Ant Capsule	1,033,212	10.64%

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

Currently, our management group comprises people graduated from the most prestigious universities in the PRC, such as Peking University and Renmin University of China. We plan to further diversify management group by hiring talent both in the PRC and abroad.

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

Our Business Plan

The plans designed to meet our manufacturing, marketing and profit targets include:

Manufacturing:

(a)	improving the manufacturing techniques and staff training;

(b)	guaranteeing high quality material supply;

(c)	strengthening the working procedure controls;

(d)	implementing GMP to ensure a compliance standard in the food and medical industries;

(e)	ensuring that all employees have adequate training in health regulations

Marketing:

Adopt an effective marketing mode to:

(a)	utilize direct distribution of products to chain stores nationwide;

(b)	build business alliances with well-known enterprises to create private label brands;

(c)	expand the marketing of our products beyond the traditional methods.

Product Distribution:

(a)	enlarge our sales and marketing force while developing new markets;

(b)	strengthen the distribution channel by developing promotion strategies and participating in trade shows;

(c)	develop 1-3 new products to market each year;

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

In December 2012, National Development and Reform Committee and Ministry of Industry and Information issued the 12th Five –year Development Plan for Food Industry (the “Plan”), which includes the Nutrition and Health Food Manufacturing Industry in national development. According to the Plan, in the year of 2015, output value of nutrition and health food manufacturing industry in PRC will reach RMB 1,000 billion with an average annual 20% growth rate. It is believed that there will be more than 10 companies with the annual sales over RMB 10 billion. PRC will next focus on the R&D and manufacturing of high-quality protein food, dietary fiber food and health food with new functions. Undoubtedly, all these government policies will inject new power to PRC’s health industry as well as provide guaranty in terms of favorable policy and regulations.

Competition in the Healthcare Products Industry

We believe our competitors are:

Harbin DaZhong Pharmaceutical Co., Ltd.(Located in Harbin, Heilongjiang Province);

Tsinghua Unisplendour Corporation Limited (Located in Weihai City, Shandong Province);

Yeecare Company (Located in Beijing);

Heilongjiang Tianlong Pharmaceuticals Co., Ltd (Located in Heilongjiang Province); and

HPGC Renmintongtai Pharmaceuticals Co., Ltd (Located in Heilongjiang Province).

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

We incurred expenses of $5,640 for advertising and promotion for the fiscal year of 2015. We have budgeted approximately $500,000 for advertising and promotion for the fiscal year of 2016.

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

We have the following 12 trademarks:

	Certificate
Trademark	No.	Category	Registrant	Valid Term
“Qunle” with an arch image	3895929

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

In addition, the trademark of “LB” and its associated image under the registration number 1738881was transferred from Guangzhou Aoda Biology Beauty Healthy Technology Co., Ltd to us on March 19, 2015, from whom we acquired 12 health products in January 2013.

We have the right to use the following patents under the approval of National Bureau of Intellectual Property:

Patent
Categories	Name	Inventor/Designer	Patent No.	Duration	Owner
Invention Patent	Runchao Soft Capsule and Its Manufacturing Method	Xin Sun	ZL200610010394.4	August 10, 2006- August 9, 2026	Xin Sun

Utility Patent	Heating System in Compression Coaster with Coating Wheels	ZhengJiang Huang	ZL201220485432.2	September 22, 2012- September 21, 2022	HLJ Huimeijia

Design Patent	Packing Box for Pain- relieving Ointment	Jianjun Wang	ZL201230448116.3	September 19, 2012- September 18, 2022	HLJ Huimeijia

Design Patent	Packing Box for Nasal Mucus-releiving Ointment	Jianjun Wang	ZL201230448676.9	September 19, 2012- September 18, 2022	HLJ Huimeijia

Design Patent	Packing Box for Gou Pi Plaster	Jianjun Wang	ZL201230447952.X	September 19, 2012- September 18, 2022	HLJ Huimeijia

Design Patent	Packing Box for Tendons and Bones Strengthening Musk Ointment	Jianjun Wang	ZL201230448670.1	September 19, 2012- September 18, 2022	HLJ Huimeijia

Design Patent	Packing Box for Pain- relieving Musk Ointment	Jianjun Wang	ZL201230448010.3	September 19, 2012- September 18, 2022	HLJ Huimeijia

The laws governing our business are as follows:

•	Pharmaceutical administration law of the PRC enacted January 12, 2001

•	Healthcare registration and administration law, enacted January 7, 2005

•	Measures for the Administration of Pharmaceutical Trade License, enacted January 4, 2004

•	Measures for the Supervision Over and Administration of Pharmaceutical Production, enacted May 8, 2004

•	Food Safety Law of the PRC, enacted June 1, 2009

•	Regulation on the Implementation of the Food Safety Law of the PRC, enacted July 20, 2009

•	Regional regulation: Heilongjiang Regional Medicinal Materials Resource Protection Bylaw, enacted January 8, 2005

•	Good Manufacturing Practice (GMP) Amendment, enacted January 17, 2011

In the PRC, a Good Manufacturing Practice Certification (“GMP Certification”) is required for companies that produce medical drugs and health supplements. It is also required to market our medical drugs and health supplements. According to the Administrative Rules of Drug Manufacturing and Certification issued by the CFDA of the PRC on September 7, 2005, the CFDA is responsible for the review and issuance of GMP Certification. To obtain a GMP Certification, a company shall submit its application; the CFDA will then conduct a technical review of the application materials; if such company passes the technical review, the CFDA will inspect the manufacturing site. The CFDA also conducts follow-up inspections on the manufacturing site. After the issuance of the GMP Certification, the CFDA may inspect the manufacturing site from time to time. The GMP Certifications of our wholly owned subsidiaries, Humankind, HLJ Huimeijia and Huimeijia, are valid through February 14, 2019, December 31, 2015, and July 22, 2014, respectively. Once GMP Certification is obtained, we would be able to manufacture and market our products without further governmental approval. The Company did not renew the GMP Certificate for Huimeijia due to its pending assets sale to Xiuzheng Phamacy.

Employees

As of June 30, 2015, we have 149 employees including 9 officers, 47 administrators, 39 sales persons and 54 workers in manufacturing. We believe that we are in compliance with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees.

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

Market Information

Our common stock is traded over-the-counter on the OTC Markets QB Tier under the ticker “CHHE” and the market for the stock has been relatively inactive. The range of high and low bid quotations for the quarters of the last two years ended June 30, 2015 and 2014 for which financial statements are included is listed below. The quotations are taken from Yahoo Finance. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Calendar Quarter	High Bid	Low Bid
Fiscal Year ended June 30, 2014
First Quarter	$0.08	$0.04
Second Quarter	$1.20	$0.04
Third Quarter	$0.95	$0.21
Fourth Quarter	$0.60	$0.02

Fiscal Year ended June 30, 2015
First Quarter	$0.60	$0.03
Second Quarter	$0.18	$0.11
Third Quarter	$0.24	$0.11
Fourth Quarter	$0.20	$0.15

As of September 28, 2015, we had approximately 486 shareholders of record of our common stock, such number of holders does not include street name holders who hold shares by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. We will rely on dividends from Humankind for our funds and PRC regulations may limit the amount of funds distributed to us from Humankind, which will affect our ability to declare any dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

On March 27, 2015 the Board of Directors (the “Board”) adopted the Company’s 2015 Equity Incentive Plan (the “Plan”), which became effective as of such date. The total number of authorized shares under the Plan is 6,000,000 shares of common stock. For the material features of the Plan, please see Note 17.

The following table summarizes the number of shares of our common stock authorized for issuance under our the Plan as of June 30, 2015.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	0	-	2,700,000(1)
Total

(1) The Company granted an aggregate of 3.3 million shares of restricted shares to its CEO and an employee on March 30, 2015.

Registrar and Stock Transfer Agent

Our stock transfer agent is Interwest Transfer Company, Inc. at 1981 Murray Holladay Road, Suite 100 Salt Lake City, UT 84117. Their telephone number is (801)272-9294, and their fax number is (801) 277-3147.

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

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “the Registrant,” “our Company,” or “the Company” are to China Health Industries Holdings, Inc., a Delaware corporation, China Health Industries Holdings Limited, a corporation incorporated under the laws of Hong Kong, its wholly owned subsidiary in China, Harbin Humankind Biology Technology Co. Limited (“Humankind”) and indirect 99% owned subsidiary, Harbin Huimeijia Medicine Company (“Huimeijia”) and indirect wholly owned subsidiary, Heilongjiang Huimeijia Pharmaceutical Co., Ltd. (“HLJ Huimeijia”). Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iii) “RMB” are to Renminbi Yuan of China; (iv) “Securities Act” are to the Securities Act of 1933, as amended; and (v) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Business Overview

Our principal business operations are conducted through our wholly owned subsidiaries, Humankind and HLJ Huimeijia.

The Company owns a GMP-certified plant and facilities and has the capacity to produce 21 CFDA-approved medicines and 14 CFDA-approved health supplement products in soft capsule, hard capsule, tablet, granule and oral liquid forms. These products address the needs of key sectors, including the feminine, geriatric and children’s markets in China.

Our business is conducted through our sales agents and sales personnel. We sell our products directly to end customers by our own sales personnel as well as our sales agents, operating primarily in Jiangsu, Zhejiang, Gansu, Shanghai, Anhui and Beijing, where most of our revenues are generated. Our sales through agents in Beijing, Zhejiang and Jiangsu provinces accounted for 13%, 13%, and 11% of our total sales, respectively, for the year ended June 30, 2015. Although we do not currently sell our products online, we expect to do so in the future.

2016 Outlook

Overall, we anticipate our total revenues for the year ended June 30, 2016 versus the year ended June 30, 2015 to increase by 9.5% or approximately $1 million, with growth in all categories of our product sales, including the anticipated revenue from Humankind for approximately $9.6 million and from HLJ Huimeijia for approximately $1.6 million. The gross profit margin for the year ended June 30, 2016 is expected to be approximately 29%, and we estimate our overall net profit margin for the year ended June 30, 2016 to be approximately 8.9%. There is, however, no assurance that we will reach these projections.

Results of Operations

The following table summarizes the top lines of the results of our operations for the years ended June 30, 2015 and 2014, respectively:

	June 30, 2015	June 30, 2014	Variance	%
Revenues	$10,226,052	$9,709,099	$516,953	5.3%
Humankind	8,656,245	8,356,422	299,823	3.6%
HLJ Huimeijia	1,569,807	1,352,677	217,130	16.1%
Cost of Goods Sold	$7,290,174	$7,315,171	$(24,997)	-0.3%
Humankind	6,086,263	6,286,579	(200,316)	-3.2%
HLJ Huimeijia	1,203,911	1,028,592	175,319	17.0%
Gross Profit	$2,935,878	$2,393,928	$541,950	22.6%
Humankind	2,569,982	2,069,843	500,139	24.2%
HLJ Huimeijia	365,896	324,085	41,811	12.9%

Revenue

Total revenues increased by $516,953, or 5.3%, for the year ended June 30, 2015 as compared to the same period in 2014. The increase in revenues was primarily due to an increase of $299,823 or 3.6% in Humankind’s revenues and an increase of $217,130 or 16.1% in HLJ Huimeijia’s revenues for the year ended June 30, 2015 as compared to the same period in 2014. The reason for the increase of the sales revenue with a decreasing sales volume in Humankind is that from November 2014 the sales price of Humankind’s primary product, Waterlilies Soft Capsule (Sailuozhi), was adjusted. For HLJ Huimeijia, the increased revenue was mainly due to the increased sales volume of its main products. The Company strives to expand the variety of its products and has purchased 12 new products from Guangzhou Aoda Biology Beauty Healthy Technology Co. Ltd in 2013. However, the majority of the 12 products were either under the review by the CFDA or in the process of Corporate Standard Registration, a backup registration not subject to the CFDA approval but subject to the CFDA’s monitor on the production after such a registration. The Company plans to accelerate the registration process and manufacture and release four to six new products to form a series of health-care products in the near future. The Company is also considering developing new sales areas by acquiring new distributors or exploring market for medical products in order to enhance the profits.

Our total cost of sales decreased $24,997 or 0.3% for the year ended June 30, 2015 as compared to the same period in 2014. The decrease in cost of sales was primarily due to a decrease of $200,316 or 3.2% in Humankind’s cost of sales which offset an increase of $175,319 or 17% in HLJ Huimeijia’s cost of sales for the year ended June 30, 2015 as compared to the same period in 2014. This decrease was primarily due to the decrease in sales volume of Waterlilies Soft Capsule, Humankind’s primary product.

Our gross margin increased $541,950 from $2,393,928 for the year ended June 30, 2014 to $2,935,878 for the year ended June 30, 2015. This increase was attributable to the rise of the sales prices of two primary products.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the year ended June 30, 2015 and 2014, respectively:

		June 30, 2015			June 30, 2014
			% of	Quantity		% of
	Quantity (Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Waterlilies Soft Capsule (Sailuozhi)	81,459	$5,408,370	52.89%	85,520	$5,265,350	54.2%
Propolis and Black Ant Capsule	108,995	3,247,876	31.76%	108,753	3,091,074	31.8%
HLJ Huimeijia
Muskiness Bone Strengthener Paste	1,900,489	$530,890	5.19%	1,479,160	$399,882	4.1%
Muskiness Pain Relieving Paste	748,259	224,284	2.19%	566,066	156,573	1.6%
Injury and Rheumatism relieving Paste	730,511	200,400	1.96%	581,949	136,873	1.4%
Refining GouPi Cream	968,856	256,856	2.51%	820,742	192,673	2.0%
Enema Glycerini	1,546,057	154,746	1.51%	1,721,896	167,589	1.7%
Umguentum Acidi Borici Camphoratum	194,747	62,186	0.61%	336,676	102,402	1.1%
Injury and Paralysis Tincture	19,876	20,354	0.20%	35,960	38,748	0.4%
Pelvic Inflammation Suppository	39,276	22,578	0.22%	39,167	21,682	0.2%
Indometacin and Furazolidone Suppositories	101,540	52,359	0.51%	51,739	24,936	0.3%
Compound Fluocinonide Tincture	-	-	0.00%	480	434	0.0%
Ethacriding Lactate Solution	-	-	0.00%	113,250	11,790	0.1%
Ge Hong Beriberi Water	46,597	14,356	0.14%	155,350	45,009	0.5%
Hydrogen Peroxide Solution	96,710	10,748	0.11%	240,371	24,554	0.3%
Matrine Suppositories	-	-	0.00%	3,983	1,841	0.0%
Triamcinolone Acetonide and Neomycin Paste	292,350	20,049	0.20%	409,952	27,689	0.3%

Total	29,539,748	$10,226,052	100.00%	-	$9,709,099	100.0%

Operating Expenses

The following table summarizes our operating expenses for the years ended June 30, 2015 and 2014, respectively:

	June 30, 2015	June 30, 2014	Variance	%
Operating Expenses
Selling, general and administrative	$2,123,459	$1,970,482	$152,977	7.8%
Depreciation and amortization	585,680	986,847	(401,167)	-40.7%
Research and development	-	156,735	(156,735)	-100.0%
Total Operating Expenses	$2,709,139	$3,114,064	$(404,925)	-13.0%

Total operating expenses for the year ended June 30, 2015 decreased $404,925, or 13%, as compared to the corresponding period in 2014. The decrease in operating expenses was primarily attributable to an increase of $152,977, or 7.8% in selling, general and administrative for the year ended June 30, 2015 as compared to the same period in 2014, offset by a decrease of $401,167 or 40.7% in depreciation and amortization expense and $156,735 or 100% in research and development expense. The difference of depreciation and amortization is mainly due to the reversed adjustment of land use right amortization in 2014 caused by an estimated useful life change.

Interest Income and Interest Expense

Interest income was $97,432 for the year ended June 30, 2015, as compared to $111,810 for the year ended June 30, 2014. This decrease of $14,378, or 12.9%, was primarily due to the decrease in bank deposits. The balance of bank deposits was $21,123,027 as of June 30, 2015 and $27,232,074 as of June 30, 2014.

Interest expense was $125,608 for the year ended June 30, 2015, as compared to $111,758 for the year ended June 30, 2014. This increase of $13, 850, or 12.4% was primarily a result of the increased service charge and interest rates.

Income Taxes

Income taxes increased $234,905, from 0 for the year ended June 30, 2014 to $234,905 for the year ended June 30, 2015. The increase was due to the Company’s loss before income taxes in the amount of $658,527 for the year ended June 30, 2014, and the profit before tax for the year ended June 30, 2015,

Net Income(Loss) and Loss Per Share

Net income was $2,509 for the year ended June 30, 2015, as compared to net loss of $658,527 for the year ended June 30, 2014. The increase of $661,036, or 100.4% in net income was primarily attributable to the increase in revenues in the amount of $516,953, the decrease in cost of goods sold in the amount of $34,631, the decrease in depreciation and amortization, and research and development expenses in the amount of $401,167 and $156,735 respectively, partially offset by the increase in general and administrative expense of $214,053, and income tax in the amount of $234,905.

Income per share was $0.00004 for the years ended June 30, 2015 and loss per share was $0.01 for the same period for 2014. This decrease was caused by the above mentioned decreases in net loss.

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

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of June 30, 2015 and 2014 and for each of the years then ended:

	2015	2014
As of June 30 :
Cash and cash equivalents	$21,123,027	$27,232,074
Working capital	$26,409,789	$25,936,346
Inventories	$841,239	$1,037,939
For the year ended June 30 :
Cash provided by (used in):
Operating activities	$1,917,140	$(1,353,165)
Investing activities	$(8,682,581)	$(131,380)
Financing activities	$628,180	$141,923

Cash and cash equivalents decreased $6,109,047, from $27,232,074 as of June 30, 2014 to $21,123,027 as of June 30, 2015, primarily attributable to net cash used in investing activities in the amount of $8,682,581, offset by net cash provided by operating activities and financing activities in the amount of $1,917,140 and $628,180 respectively.

Our working capital at June 30, 2015 was $26,409,789, compared to working capital of $25,936,346 at June 30, 2014. This increase of $473,443 or 1.8% was due to the increase of current assets of $815,668 and offset by the decrease of liabilities of $342,225.

Net cash provided in operating activities was $1,917,140 for the year ended June 30, 2015, primarily attributable to a net loss available to the Company in the amount of $222,439 and net increase in accounts payable of $103,735 and taxes payable of $226,038, partially offset by depreciation and amortization expenses of $814,941 as reconciled and net decrease in accounts receivable of $802,366, decrease of inventory of $197,703 and increase of advances from customers and other payables of $471,798.

Net cash used by investing activities was $8,682,581 for the year ended June 30, 2015, mainly due to increase in short term investment of $8,080,845. The Company entered into an investment agreement with a financial investment company in June 2015. The agreement allows the Company to invest up to RMB 50 million (approximately $8 million) for a period of one year. The rates of return on these investments were 10% if the Company does not withdraw the investment funds during the one-year period. The Company’s funds deposited with the financial investment company are not insured.

Net cash provided by financing activities was $628,180 for the year ended June 30, 2015, mainly attributable to proceeds from related party debts in the amount of $650,354 and capital contributed by non-controlling interest owner of $494,670, partially offset by payment of related party debts in the amount of $517,174. The positive effect of exchange rate changes on cash and cash equivalents in the amount of $28,214 for the year ended June 30, 2015 was mainly a result of the effect of the appreciation of the RMB to the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The average exchange rates from USD to RMB were 6.1875 to 1 and 6.2036 to 1 for the years ended June 30, 2015 and 2014, respectively.

Related Party Debts

We had related party debts of $1,910,546 as of June 30, 2015, as compared to $1,776,851 as of June 30, 2014, an increase of $133,695 or 8%, which is mainly attributable to a loan in the amount of $650,543 from Mr. Xin Sun, the CEO of the Company for the construction of the factory. The loan is unsecured and non-interest bearing and has no fixed terms of repayment. There was no written agreement for the loan.

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

INDEX TO CONSOLIDATED AND COMBINED STATEMENTS

Audited Consolidated and Combined Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated and Combined Balance Sheets as of June 30, 2015 and 2014

Consolidated and Combined Statements of Operations and Comprehensive Income For the Years Ended June 30, 2015 and 2014

Consolidated and Combined Statements of Equity For the Years Ended June 30, 2015 and 2014

Consolidated and Combined Statements of Cash Flows For the Years Ended June 30, 2015 and 2014

Notes to Consolidated and Combined Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
China Health Industries Holdings, Inc.

We have audited the accompanying consolidated and combined balance sheets of China Health Industries Holdings, Inc. and Subsidiaries (the “Company”) as of June 30, 2015, and the related consolidated and combined statements of operations and comprehensive income, equity, and cash flows for the fiscal years then ended. The Company’s management is responsible for these consolidated and combined financial statements. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits. The consolidated financial statements of the Company as of and for the year ended June 30, 2014, were audited by other auditors; whose report dated Sept. 29, 2014; express an unqualified opinion on those consolidated financial statements.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the consolidated and combined financial positions of China Health Industries Holdings, Inc. and Subsidiaries as of June 30, 2015 and the consolidated and combined results of their operations and their cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

/s//CANUSWA ACCOUNTING & TAX SERVICES INC

San Jose, California
October 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
China Health Industries Holdings, Inc.

We have audited the accompanying consolidated and combined balance sheets of China Health Industries Holdings, Inc. and Subsidiaries (the “Company”) as of June 30, 2014, and the related consolidated and combined statements of operations and comprehensive income, equity, and cash flows for the fiscal years then ended. The Company’s management is responsible for these consolidated and combined financial statements. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the consolidated and combined financial positions of China Health Industries Holdings, Inc. and Subsidiaries as of June 30, 2014 and the consolidated and combined results of their operations and their cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KCCW Accountancy Corp.

Diamond Bar, California
September 29, 2014

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED BALANCE SHEETS
(Audited)

	June 30, 2015	June 30, 2014
ASSETS

Current assets
Cash and cash equivalents	$21,123,027	$27,232,074
Short term investment	8,064,516	-
Notes receivable	1,509	28,095
Accounts receivable, net	1,431,298	2,230,746
Inventory	841,239	1,037,939
Other receivables, net	39,852	83,570
Advance to suppliers	69,120	40,504
Prepaid expenses	-	101,965
Total current assets	31,570,561	30,754,893

Property, plant and equipment, net	4,315,094	4,661,072
Intangible assets, net	5,012,297	5,452,161
Construction in progress	607,477	1,934
Total assets	$41,505,429	$40,870,060

LIABILITIES AND EQUITY

Current liabilities
Short-term loan	$1,612,903	$1,611,967
Accounts payable and accrued expenses	523,946	627,109
Other payable	29,684	83,798
Advance from customers	770,454	245,308
Related party debts	1,910,546	1,776,851
Wages payable	134,615	69,544
Taxes payable	178,625	403,970
Total current liabilities	5,160,773	4,818,547

Equity
Common stock, ($0.0001 par value, 300,000,000 shares authorized, 65,539,737 and 62,239,737 issued and outstanding as of June 30, 2015 and 2014, respectively)	6,404	6,224
Additional paid-in capital	297,137	27,317
Accumulated other comprehensive income	3,263,592	3,242,959
Statutory reserve	38,679	38,679
Retained earnings	32,738,642	32,736,081
Total stockholders' equity	36,344,454	36,051,260
Non-controlling interests	202	253
Total equity	36,344,656	36,051,513

Total liabilities and equity	$41,505,429	$40,870,060

The accompanying notes are an integral part of these consolidated and combined financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Audited)

	For the Year Ended
	June 30, 2015	June 30, 2014

REVENUE	$10,226,052	$9,709,099

COST OF GOODS SOLD	7,290,174	7,315,171

GROSS PROFIT	2,935,878	2,393,928

OPERATING EXPENSES
Selling, general and administrative expenses	2,123,459	1,970,482
Depreciation and amortization expenses	585,680	986,847
Research and development expenses	-	156,735
	2,709,139
Total operating expenses		3,114,064

INCOME(LOSS) FROM OPERATIONS	226,739	(720,136)

OTHER INCOME/(EXPENSES)
Interest income	97,432	111,810
Interest expense	(125,608)	(111,758)
Other income, net	38,851	61,557
Total other income, net	10,675	61,609

INCOME(LOSS) BEFORE INCOME TAXES	237,414	(658,527)

Provision for income taxes	234,905	-

NET INCOME (LOSS)	2,509	(658,527)
Less: net loss attributable to non-controlling interests	(52)	(60)
Net income (loss) attributable to China Health Industries Holdings	2,561	(658,467)
Foreign currency translation gain (loss)	20,582	(393,356)

Comprehensive income (loss)	23,091	(1,051,883)
Less: comprehensive loss attributable to non-controlling interests	51	(63)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHINA HEALTH INDUSTRIES HOLDINGS	$23,040	$(1,051,820)

Net loss attributable to China Health Industries Holdings' shareholders per share are:
Basic & diluted loss per share	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	63,044,395	62,239,737

The accompanying notes are an integral part of these consolidated and combined financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Audited)

	Common Shares					Accumulated
			Additional			Other	Total	Non-
			Paid-in	Retained	Statutory	Comprehensive	Stockholders'	controlling	Total
	Shares	Amount	Capital	Earnings	Reserve	Income (loss)	Equity	Interest	Equity

Balance, June 30, 2013	62,239,737	$6,224	$27,317	$33,394,548	$38,679	$3,636,312	$37,103,080	$316	$37,103,396

Net loss	-	-	-	(658,467	-	-	(658,467)	(60)	(658,527

Other comprehensive income - Translation adjustment	-	-	-	-	-	(393,353)	(393,353)	(3)	(393,356)

Balance, June 30, 2014	62,239,737	$6,224	27,317	$32,736,081	38,679	$3,242,959	$36,051,260	$253	$36,051,513

Net loss	-	-	-	2,509	-	-	2,509		$2,509

Accrued compensation expense for vested shares	-	180		-	-	-	180	-	180

Additional Paid in capital	-	-	269,820	-	-	-	269,820	-	269,820

Other comprehensive loss - Translation adjustment	-	-	-	52	-	20,633	20,686	(51)	20,634

Balance, June 30, 2015	62,239,737	$6,404	$297,137	$32,738,642	$38,679	$3,263,592	36,344,454	202	36,344,656

The accompanying notes are an integral part of these consolidated and combined financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Audited)

	For the Year Ended
	June 30, 2015	June 30, 2014
Cash Flows from Operating Activities
Net loss available to China Health Industries Holdings	$2,561	$(658,467)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	814,941	1,136,042
Bad debt expense	-	35,971
Non-controlling interests	(52)	(60)
Changes in operating assets and liabilities
Accounts receivable	802,366	(2,154,160)
Other receivables	43,855	23,555
Inventory	197,703	(44,487)
Advance to suppliers, prepaid expenses and long term deposit	73,580	184,324
Accounts payables and accrued expenses	(103,735)	91,141
Advance from customers and other payables	471,798	(4,959)
Wages payable	65,161	(114,790)
Taxes payable	(226,038)	152,725
Net cash provided by (used in) operating activities	2,142,140	(1,353,165)

Cash Flows from Investing Activities
Increase in short term investment	(8,080,845)	-
Decrease in notes receivable	26,656	6,015
Purchases of property, plant and equipment	(21,624)	(125,991)
Purchases of intangible assets	-	(11,404)
Increase in construction in progress	(606,768)	-
Net cash used in investing activities	(8,682,581)	(131,380)

Cash Flows from Financing Activities
Compensation for vested shares	180	-
Payment of related party debts	(517,174)	(376,175)
Proceeds from related party debts	650,354	29,339
Capital contributed by non-controlling interest owner	269,820	-
Proceeds from short-term loan	-	488,759
Net cash provided by financing activities	403,180	141,923

Effect of exchange rate changes on cash and cash equivalents	28,214	(293,837)

Net decrease in cash and cash equivalents	(6,109,047)	(1,636,459)

Cash and cash equivalents, beginning balance	27,232,074	28,868,533

Cash and cash equivalents, ending balance	$21,123,027	$27,232,074

Supplemental cash flow information
Cash paid for income taxes	$336,058	$48,361
Cash paid for interest expense	$125,608	$117,623
Non-cash activities:
Loan from related party for the construction of a facility	$492,932	$-
Reclassification from construction in progress to property, plant and equipment	-	2,342,845

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

On November 22, 2013, Humankind completed the acquisition of Heilongjiang Huimeijia Pharmaceutical Co., Ltd. (“HLJ Huimeijia”) for a total purchase price of $16,339,869 (RMB100,000,000) (the “Purchase Price”). HLJ Huimeijia was founded on October 30, 2003, and is engaged in the manufacturing and distribution of tincture, ointments, rubber paste (including hormones), topical solution, suppositories, liniment (including traditional Chinese medicine extractions), enemas and oral liquids. HLJ Huimeijia’s predecessor is Heilongjiang Xue Du Pharmaceutical Co., Ltd., which has established its brand name in the market through its supply of high quality medical products. HLJ Huimeijia is categorized as a “high and new technology” enterprise by the Science Technology Department in Heilongjiang Province. HLJ Huimeijia has 21 products which have been approved by, and have received approval numbers issued by, the China State Food and Drug Administration (the “CFDA”). In addition, HLJ Huimeijia is the holder of one patent for utility models, five patents for external design and three trademarks in China, including the Chinese brand name of “Xue Du” which has an established reputation among customers in northeastern China.

China Health US, China Health HK, Humankind, Huimeijia and HLJ Huimeijia are collectively referred herein to as the “Company.”

As of June 30, 2015, the Company’s corporate structure was as follows:

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB ASC Topic 820 that apply to the Company requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

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

As of June 30, 2015 and 2014, the Company’s uninsured bank balance was mainly maintained at financial institutions located in the PRC and HK, totaled $21,123,027 and $27,232,074 respectively. The Company has no insured bank balance as of June 30, 2015 and 2014, respectively.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. From November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales, whereas the payment terms for sales before November 1, 2013 were thirty (30) day. As a result, as of June 30, 2015 and 2014, the balances of accounts receivable were $1,431,298 and $2,230,746, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. As of June 30, 2015 and 2014, the balances of allowance for doubtful accounts were $45,453 and $45,463, respectively.

Advance to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials, and records these purchases as advance to suppliers. As of June 30, 2015 and 2014, advance to suppliers amounted to $69,120 and $40,504, respectively.

Prepaid Expenses

Prepaid expenses principally include prepaid R&D expenses, prepaid income taxes and amount paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. As of June 30, 2015 and 2014, prepaid expenses amounted to nil and $101,965, respectively.

Inventory

Inventory consists of raw materials, work in progress and finished goods of manufactured products.

Inventory is stated at lower of cost or market and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other entities of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor cost and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory as well as inventory the volume of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. There was no inventory allowance provided for the year ended June 30, 2015 and 2014, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment,” and FASB ASC Topic 205, “Presentation of Financial Statements.” The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of June 30, 2015 and 2014, the Company has not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets for the years ended June 30, 2015 and 2014, respectively.

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

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment recorded for construction in progress for the years ended June 30, 2015 and 2014, respectively.

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

Revenue Recognition

The Company recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exits and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience for the years ended June 30, 2015 and 2014, respectively.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. VAT for the years ended June 30, 2015 and 2014 were $88,200 and $287,441, respectively.

Sales-Related Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual VAT paid as taxes on maintaining and building cities and education additional fees, both of which belong to sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. Sales-related taxes for the years ended June 30, 2015 and 2014 were $180,233 and $170,599, respectively.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the years ended June 30, 2015 and 2014, the Company had no potential dilutive common stock equivalents outstanding.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2015, and is to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material effect on the Company’s consolidated and combined financial statements.

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update 2015-11: Simplifying the Measurement of Inventory. This update requires inventory to be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2016. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect this update will have a material impact on the presentation of the Company's consolidated and combined financial statements.

In August 2015, the FASB has issued Accounting Standards Update (ASU) No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This ASU adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not expect this update will have a material impact on the presentation of the Company's consolidated and combined financial statements.

NOTE 3 - ACQUISITION

On November 22, 2013, Humankind completed the acquisition of HLJ Huimeijia for a total purchase price of $16,339,869 (RMB100,000,000). HLJ Huimeijia was founded on October 30, 2003. HLJ Huimeijia is engaged in the manufacturing and distribution of tincture, ointments, rubber paste (including hormones), solution (topical), suppositories, liniment (including traditional Chinese medicine extraction), enemas and oral liquid. HLJ Huimeijia’s predecessor is Heilongjiang Xue Du Pharmaceutical Co., Ltd., which had established its brand name in the market by its medical products. HLJ Huimeijia is categorized as a “high and new technology” enterprise by the Science Technology Department in Heilongjiang Province. HLJ Huimeijia has 21 products which have been approved by, and have received approval numbers issued by, the China State Food and Drug Administration (“CFDA”). In addition, HLJ Huimeijia is a holder of one patent for utility models, five patents for external design and three trademarks in China, including the Chinese brand name of “Xue Du” that has an established reputation among customers in northeastern China.

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

NOTE 4 - ASSETS SALE

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

As of June 30, 2015, the transfer of the Assets had not been completed. The Company is striving to accelerate the process of the transfer.

NOTE 5 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable amounted to $1,431,298 and $2,230,746, respectively, net of allowance for doubtful accounts amounting to $45,489 and $45,463 as of June 30, 2015 and 2014, respectively.

NOTE 6 - INVENTORIES

Inventory consists of following:

	June 30, 2015	June 30, 2014
Raw Materials	$189,004	$524,446
Supplies and Packing Materials	19,565	10,485
Work-in-Progress	261,019	248,304
Finished Goods	371,651	254,704
Total	$841,239	$1,037,939

For the years ended June 30, 2015 and 2014, the Company has not made provision for inventory in regards to slow moving or obsolete items.

NOTE 7 - CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:

	June 30, 2015	June 30, 2014
Plant - HLJ Huimeijia	$605,542	$-
Warehouse - HLJ Huimeijia	-	-
Plant and Production Lines - Huimeijia	1,935	1,934
Interior Decoration - Humankind	-	-
Warehouse - Humankind	-	-
Office Building - Humankind	-	-
Total	$607,477	$1,934

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for the plant, the estimated total cost of construction was approximately $2.09 million (RMB 12,800,000), anticipated to be completed within 720 construction working days from April 20, 2012 to December 30, 2015. The construction did not start until August 16, 2014. As of June 30, 2015, 29% of construction had been completed and $605,542 (RMB 3,754,360) had been recorded as a cost of construction in progress.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30, 2015	June 30, 2014
Building, Warehouses and Improvements	$4,673,771	$4,646,879
Machinery and Equipment	1,226,433	1,231,702
Office Equipment	134,932	108,112
Vehicles	232,511	231,570
Other	-	24,180
Less Accumulated Depreciation	(1,952,553)	(1,581,371)
Total	$4,315,094	$4,661,072

Depreciation expense was $ 364,932 and $318,761 for the year ended June 30, 2015 and 2014, respectively. Depreciation expense charged to operations was $ 141,753 and $169,565 for the year ended June 30, 2015 and 2014, respectively. Depreciation expense charged to cost of goods sold was $ 223,179 and $149,196 for the year ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, the building of HLJ Huimeijia in the book value of $1,797,209 has been mortgaged for the working capital loan in the principal amount of $1,612,903 (RMB 10,000,000). As of June 30, 2014, the building of HLJ Huimeijia in the book value of $1,796,166 has been mortgaged for the working capital loan in the principal amount of $1,611,967 (RMB 10,000,000).

NOTE 9 - INTANGIBLE ASSETS

The following is a summary of intangible assets:

	June 30, 2015	June 30, 2014
Land Use Rights – Humankind	$1,022,255	$1,021,662
Health Supplement Product Patents – Humankind	4,838,709	4,835,901
Pharmaceutical Patents - HLJ Huimeijia	144,514	144,430
Land Use Rights - HLJ Huimeijia	699,208	698,802
Less: Accumulated Amortization	(1,692,389)	(1,248,634)
Total	$5,012,297	$5,452,161

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

Amortization expense charged to operations was $443,925 and $817,281 for the year ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, land use rights of HLJ Huimeijia with the book value of $699,208 had been mortgaged for a working capital loan in the principal amount of $1,612,903 (RMB 10,000,000). As of June 30, 2014, land use rights of HLJ Huimeijia with a book value of $698,802 had been mortgaged for a working capital loan in the principal amount of $1,611,967 (RMB 10,000,000).

NOTE 10 - SHORT-TERM LOAN

On November 20, 2014, HLJ Huimeijia entered into a short-term loan agreement with a bank for a working capital loan in the principal amount of RMB 10,000,000, at an interest rate of 7.8% from November 20, 2014 to November 19, 2015. The loan was secured by the land use right and the building of HLJ Huimeijia, with a maturity date of November 19, 2015. As of June 30, 2015 and 2014, the Company’s short-term loan was $1,612,903 and $1,611,967, respectively.

Interest expenses were $ $125,608 and $111,758 for the years ended June 30, 2015 and 2014, respectively.

NOTE 11 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun, Mr. Kai Sun and Ms. Haiping Man consisted of the following:

	June 30, 2015	June 30, 2014
Mr. Xin Sun	$1,872,830	$1,739,157
Mr. Kai Sun	37,716	37,694
Total	$1,910,546	$1,776,851

These loans are unsecured and non-interest bearing and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun is a PRC citizen and family member of Xin Sun, the CEO of the Company.

NOTE 12 - INCOME TAXES

(a) Corporate income taxes

United States

China Health US was organized in the United States. China Health US had no taxable income for US income tax purposes for the years ended June 30, 2015 and 2014, respectively. As of June 30, 2014, China Health US has a net operating loss carry forward for United States income taxes. Net operating loss carry forwards are available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and the continued losses of the US entity. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the years ended June 30, 2015 and 2014. Management reviews this valuation allowance periodically and makes adjustments accordingly.

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

The provision for income taxes on income consists of the following for the years ended June 30, 2015 and 2014:

Provision for income taxes consisted of:

	For the Years Ended June 30,
	2015	2014
Current provision :
USA	$-	$-
China	234,905	-
Total current provision	234,905	-
Deferred provision:
USA	-	-
China	-	-
Total deferred provision	-	-
Total provision for income taxes	$234,905	$-

Significant components of deferred tax assets were as follows:

	June 30, 2015	June 30, 2014
Deferred tax assets
Net operating loss carry forward	$141,735	$301,764
Allowance for doubtful accounts	-	11,366
Valuation allowance	(141,735)	(313,130)
Deferred tax assets, net	$-	$-

At June 30, 2015, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would be realized partly. The Company will realize its deferred tax assets according to expectations of future taxable income, which drive from the Company purchased twelve health products as “Doctor Xiao” and completed the acquisition of HLJ Huimeijia.

(b) Uncertain tax positions

There were no unrecognized tax benefits as of June 30, 2015 and 2014, respectively. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the years ended June 30, 2015 and 2014, the Company did not incur any interest and penalties arising from its tax payments.

NOTE 13 – EARNINGS PER SHARE

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

For the years ended June 30, 2015 and 2014, the Company does not have potential dilutive shares.

The following table sets forth the computation of basic and diluted net income per share:

	For the Years Ended June 30,
	2015	2014
Net income attributable to the common stockholders	$(2,508)	$(658,527)

Basic weighted average outstanding shares of common stock	63,044,395	62,239,737
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	$63,044,395	$62,239,737

Earnings per share:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

Since the Company terminated its rental agreement on January 9, 2013, it had no rental commitment as of June 30, 2015.

NOTE 15 - MAJOR SUPPLIERS AND CUSTOMERS

The Company had one supplier that accounted for 67% of the Company’s purchases for the year ended June 30, 2015.

The Company had three customers that in the aggregate accounted for 28% of the Company’s total sales for the year ended June 30, 2015, with each customer accounting for 12%, 10% and 6%, respectively.

The Company had one supplier that accounted for 76% of the Company’s purchases for the year ended June 30, 2014.

The Company had three customers that in the aggregate accounted for 31% of the Company’s total sales for the year ended June 30, 2014, with each customer accounting for 11%, 11% and 10%, respectively.

NOTE 16 - SEGMENT REPORTING

The Company was organized into three main business segments based on the types of products being provided to customers: HLJ Huimeijia, Humankind and others. Each of the three operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income, and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income (loss) by segment.

The following tables present summary information by segment for the years ended June 30, 2015 and 2014, respectively:

		For the Year Ended June 30, 2015				For the Year Ended June 30, 2014
	HLJ				HLJ
	Huimeijia	Humankind	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$1,569,807	$8,656,245	$-	$10,226,052	$1,352,677	$8,356,422	$-	$9,709,099
Cost of revenues	1,203,911	6,086,263	-	7,290,174	1,028,592	6,286,579	-	7,315,171
Gross profit	365,896	2,569,982	-	2,935,878	324,085	2,069,843	-	2,393,928
Interest expense	125,608	-	-	125,608	111,758	-	-	111,758
Depreciation and amortization	72,756	510,987	1,937	585,680	175,220	805,630	5,997	986,847
Income tax	-	234,905	-	234,905	-	-	-	-
Net loss	(426,579)	704,714	(275,626)	(2,508	(590,555)	(61,722)	(6,250)	(658,527)
Total capital expenditures	4,384	17,240	-	21,624	61,475	64,516	-	125,991
Total assets	$3,358,615	$38,082,449	$64,365	$41,505,429	$3,155,438	$37,686,901	$27,721	$40,870,060

NOTE 17 - STOCK BASED COMPENSATION

On March 27, 2015 the Board of Directors (the “Board”) adopted the Company’s 2015 Equity Incentive Plan (the “Plan”), which became effective as of such date. The Plan is intended to be construed as an employee benefit plan that satisfies the requirements for exemption from the restrictions of Section 16(b) of the Exchange Act. A summary of the principal provisions of the Plan is set forth below.

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

The Plan was effective upon its approval by the Board and adoption by the Company. The Plan shall terminate on March 27, 2025, except with respect to awards then outstanding. After such date no further awards shall be granted under the Plan.

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

Based upon their evaluation as of the end of the periods covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to satisfy the objectives, due to the material weakness in our internal control over financial reporting discussed below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and our sole board member regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 in Internal Control—Integrated Framework. Our management has implemented and tested our internal control over financial reporting based on these criteria and did not identify any significant deficiencies and material weaknesses as of June 30, 2015. However, based on the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience, our management has considered this as a material weakness and determined that as of June 30, 2015, the internal control over financial reporting was not effective.

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

Name	Age	Position

Xin Sun	49	Chairman (sole director), Chief Executive Officer, Chief Financial Officer and Treasurer

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

Based solely on our review of the copies of such reports, we believe that, with respect to the fiscal years ended June 30, 2015 our sole officer and director, and all of the persons known to us to own more than ten percent of our common stock, filed all required reports on a timely basis.

Meetings of Our Board of Directors

The Board held no meetings during the fiscal years ended June 30, 2015.

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

Director Compensation

We did not compensate our director for the fiscal year ended June 30, 2015. Going forward, however, we intend to implement a market-based director compensation program.

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

Directors and Officers of Humankind

The following table sets forth certain information as of June 30, 2015 concerning the directors and executive officers of Humankind:

Directors and Executive Officers	Position/Title	Age
Xin Sun	Chairman, Chief Financial Officer, Treasurer	49
Baosen Ma	President, Secretary, Director	47
Kai Sun	Director	44

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

SUMMARY COMPENSATION TABLE

(all figures in US Dollars)

						Non-Equity	Non-qualified
Name						Incentive	Deferred	All
and						Plan	Compensation	Other
Principal		Salary	Bonus	Stock	Option	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	Awards ($)	Awards ($)	($)	($)	($)	($)

Xin Sun, Chief Executive Officer, Chief Financial Officer	2015	45,095	0	225,000	N/A	N/A	N/A	N/A	270,095
	2014	23,330	0	0	N/A	N/A	N/A	N/A	23,330

Employment Agreements

We have no employment agreement with our sole principal executive officer, Mr. Xin Sun.

Equity Compensation Plan Information

The following table sets forth information regarding grants of awards to Named Executive Officer during the year ended June 30, 2015:

Grants of Plan-Based Awards

Name	Grant date	Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or units(#)	All other option awards: Number of securities underlying options(#)	Exercise or base price of option awards($/Sh)	Grant date fair value of stock and option awards
		Threshold($)	Target($)	Maximum($)	Threshold(#)	Target(#)	Maximum(#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

Xin Sun, Chief Executive Officer, Chief Financial Officer	-	-	-	-	-	-	-	1,500,000(1)	-	$0.15	$225,000

(1) Among 3,000,000 shares of restricted shares of common stock granted to Mr. Xin Sun, 1,500,000 shares vested on May 30, 2015, 1,500,000 shares are to vest on March 30, 2016.

Outstanding Equity Awards at Fiscal Year-End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options(#) exercisable	Number of securities underlying unexercised options(#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options(#)	Option exercise price($)	Option expiration date	Number of shares or units of stock that have not vested(#)	Market value of shares or units of stock that have not vested(#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested(#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Xin Sun, Chief Executive Officer, Chief Financial Officer	-	-	-	-	-	1,500,000	0.20*	-	300,000

*closing price as of June 30, 2015.

Option Exercises and Stock Vested

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
(a)	(b)	(c)	(d)	(e)

Xin Sun, Chief Executive Officer, Chief Financial Officer	-	-	1,500,000	$225,000

Directors’ and Officers’ Liability Insurance

We currently do not have insurance insuring directors and officers against liability; however, we are in the process of investigating the availability of such insurance.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than five percent of any class of voting securities, (ii) our director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of September 28, 2015.

The address of the beneficial owner listed below is Harbin Humankind Biology Technology Co. Limited, 168 Binbei Street, Songbei District, Harbin, Heilongjiang Province, PRC.

Title of		Amount and Nature of
Class	Name	Beneficial Owner	Percent of Class (1)

Common Stock	Xin Sun, Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer	20,507,188	31.3%

Common Stock	All officers and directors as a group (1 person)	20,507,188	31.3%

(1) Based on 65,539,737 total issued and outstanding shares of the Company as of September 28, 2015.

Mr. Xin Sun has the sole power to vote and dispose of all shares of common stock listed opposite his name. Mr. Sun did not and does not own any options or convertible securities.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Our company received temporary short-term loans from its majority owner and our sole director and principal executive officer, Mr. Xin Sun, a PRC citizen. These loans are unsecured and non-interest bearing, and have no fixed terms of repayment; therefore, they are deemed payable on demand. Cash flows classified as due to majority owner are classified as cash flows from financing activities. The total borrowings from Mr. Sun were $1,872,830 and $1,739,157 as of June 30, 2015 and June 30, 2014, respectively.

Interest was imputed on the loans using the Chinese bank borrowing rate of 6.31% . There were no interested imputed on the loans for the fiscal years 2015 and 2014, respectively.

Item 14.	Principal Accounting Fees and Services.

We were billed by CANUSWA ACCOUNTING & TAX SERVICES INC, (“Canuswa”), our independent public accountants, for the following professional services they performed for us during the fiscal year ended June 30, 2015, and by KCCW Accountancy Corp. (“KCCW”), our former independent public accountants, for the following professional services they performed for us during the fiscal years ended June 30, 2015 and 2014, as set forth in the table below.

	Auditors	Audit	Audit-	Tax	Other
		Fees	Related	Fees	Fees
			Fees

2015	Canuswa	$185,000		-	-	-
	KCCW	17,500
2014	KCCW	$322,500		-	-	-

Pre-Approval Policies and Procedures

All of the services rendered to us by our independent registered public accountants were pre-approved by the Board.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:

3.1	Articles of Incorporation.		Exhibit 3.1 of the Company’s Registration Statement on Form 10-SB filed with the SEC on December 1, 2004.

3.2	By-laws.		Exhibits 3.2 of the Company’s Registration Statement on Form 10-SB filed with the SEC on December 1, 2004.

3.3	Certificate of Amendment, dated May 11, 2005.		Exhibits 3.3of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

3.4	Certificate of Amendment, dated November 12, 2008.		Exhibit 3.4 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

3.5	Certificate of Amendment, dated February 11, 2009.		Exhibit 3.5 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

4.1	Specimen of Common Stock Certificate		Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the SEC on September 29, 2014.

10.1	English Translation of Land Use Agreement, dated June 7, 2004, between Harbin Humankind Biology Technology Co. Limited and Harbin City, Daochu District, Songbei Township, Jinxin Village.		Exhibit 10.3 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.2	English Translation of Cooperative Agreement, dated September 17, 2008, between Harbin Humankind Biology Technology Co. Limited and the Commercial Bureau of Qing’an County.	Exhibit 10.5 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.3	English Translation of Land Purchase Agreement, dated July 7, 2009, between Harbin Humankind Biology Technology Co. Limited and Harbin Songbei District Construction and Development Management Committee.	Exhibit 10.6 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.4	English Translation of Technology Transfer Agreement, dated October 12, 2007, between Harbin Humankind Biology Technology Co. Limited and Beijing Jindelikang Bio- Technology Co., Ltd.	Exhibit 10.7 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.5	English Translation of Health Food Technology Transfer Agreement, dated January 18, 2013 by and between Harbin Humankind Biology Technology Co., Limited and Guangzhou Aoda Biology Beauty Healthy Technology Co., Ltd.	Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013.

10.6	English Translation of Stock Transfer Agreement, dated April 10, 2013, by and between Stockholder of Heilongjiang Huimeijia Pharmaceuticals Co., Ltd, Liyuan Sun and Harbin Humankind Biology Technology Co., Limited. and its addendum dated June 18, 2013.	Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013.

10.7	English Translation of Stock Transfer Agreement, dated April 10, 2013, by and between Stockholder of Heilongjiang Huimeijia Pharmaceuticals Co., Ltd, Wenbin Zhang and Harbin Humankind Biology Technology Co., Limited. and its addendum dated June 18, 2013.	Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013.

10.8	English Translation of Purchase Agreement, dated January 7, 2014, between Harbin Humankind Biology Technology Co. Limited and Mr. Shukui Wang.		Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed with the SEC on September 29, 2014.

10.9	English Translation of Stock Transfer Agreement dated December 24, 2014, by and among Harbin Humankind Biology Technology Co., Limited., Xin Sun, Harbin Huimeijia Medicine Company, and Xiuzheng Pharmaceutical Group Co., Ltd.		Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2014.

10.10	English Translation of the Supplementary Agreement dated February 9, 2015, by and among Harbin Humankind Biology Technology Co., Limited., Xin Sun, Harbin Huimeijia Medicine Company, and Xiuzheng Pharmaceutical Group Co., Ltd.		Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 13, 2015.

10.11	China Health Industries Holdings, Inc. 2015 Equity Incentive Plan, effective as of March 27, 2015		Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2015.

10.12	Form of the Restricted Stock Award Agreement		Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2015.

10.13	English Translation of the Financial Management Agreement dated June 1, 2015, between Harbin Humankind Biology Technology Co., Limited and Harbin Hongxiang Investment Guarantee Co., Ltd.	x

21.1	List of Subsidiaries.	x

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

32.1	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	x

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

By: /s/ Xin Sun

Date: October 13, 2015	Name: Xin Sun

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

Date: October 13, 2015