Form 10-Q
period 2015-09-30
China Health Industries Holdings, Inc.
filed 2015-11-16
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 11, 2015, there were 65,539,737 shares of common stock, $0.0001 par value, issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSEDCONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2015	2015
	(UNAUDITED)	(AUDITED)
ASSETS

Current assets
Cash and cash equivalents	$20,835,323	$21,123,027
Short term investment	7,867,078	8,064,516
Notes receivable	906	1,509
Accounts receivable, net	1,344,965	1,431,298
Inventory	861,689	841,239
Other receivables, net	39,724	39,852
Advance to suppliers	28,455	69,120
Total current assets	30,978,140	31,570,561

Property, plant and equipment, net	4,124,678	4,315,094
Intangible assets, net	4,743,348	5,012,297
Construction in progress	703,628	607,477
Total assets	$40,549,794	$41,505,429

LIABILITIES AND EQUITY

Current liabilities
Short-term loans	$1,573,416	$1,612,903
Accounts payable and accrued expenses	571,870	523,946
Other payables	28,831	29,684
Advance from customers	762,600	770,454
Related party debts	1,944,066	1,910,546
Wages payable	46,561	134,615
Taxes payable	207,608	178,625
Total current liabilities	5,134,952	5,160,773

Equity
Common stock, ($0.0001 par value, 300,000,000 shares authorized, 65,539,737 and 65,539,737 issued and outstanding as of September 30, 2015 and June 30, 2015, respectively)	6,404	6,404
Additional paid-in capital	297,137	297,137
Accumulated other comprehensive income	2,364,119	3,263,592
Statutory reserve	38,679	38,679
Retained earnings	32,708,308	32,738,642
Total stockholders' equity	35,414,647	36,344,454
Non-controlling interests	195	202
Total equity	35,414,842	36,344,656

Total liabilities and equity	$40,549,794	$41,505,429

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME
(UNAUDITED)

	For the Three Months Ended

	September 30, 2015	September 30, 2014

REVENUE	$1,956,068	$3,160,217

COST OF GOODS SOLD	1,418,964	2,213,963

GROSS PROFIT	537,104	946,254

OPERATING EXPENSES
Selling, general and administrative expenses	348,879	464,088
Depreciation and amortization expenses	182,157	189,444
Total operating expenses	531,036	653,532

INCOME FROM OPERATIONS	6,068	292,722

OTHER INCOME/(EXPENSES)
Interest income	18,107	23,927
Interest expense	(31,624)	(29,958)
Other income, net	9,519	38,932
Total other income (expense), net	(3,998)	32,901

INCOME (LOSS) BEFORE INCOME TAXES	2,070	325,623

Provision for income taxes	32,406	102,179

NET INCOME (LOSS)	(30,336)	223,444
Less: net loss attributable to non-controlling interests	(2)	-
Net income (loss) attributable to China Health Industries Holdings	(30,334)	223,444
Foreign currency translation gain	(899,478)	390,744
Comprehensive income/(loss)	(929,814)	614,188
Less: comprehensive income attributable to non-controlling interests	(7)	3
COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO CHINA HEALTH INDUSTRIES HOLDINGS	$(929,807)	$614,185

Net income (loss) attributable to China Health Industries Holdings' shareholders per share are:
Basic & diluted income per share	$(0.0005)	$0.0036

Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	65,539,737	62,239,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	September 30,	September 30,
	2015	2014

Cash Flows from Operating Activities
Net income (loss) available to China Health Industries Holdings	$(30,334)	$223,444
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	233,381	241,791
Bad debt expense	2,765	(433)
Non-controlling interests	(2)	-
Changes in operating assets and liabilities
Accounts receivable	48,951	14,711
Other receivables	(856)	(3,605)
Inventory	(41,387)	39,397
Advance to suppliers, prepaid expenses and long term deposit	(22,577)	(18,066)
Accounts payables and accrued expenses	61,205	5,493
Advance from customers and other payables	10,974	(10,676)
Wages payable	(85,462)	(4,645)
Taxes payable	33,632	71,965
Net cash provided by operating activities	210,290	559,376

Cash Flows from Investing Activities
Decrease in notes receivable	571	7,316
Purchases of property, plant and equipment	(454)	(2,440)
Increase in construction in progress	(28,299)	-
Net cash provided by (used in) investing activities	(28,182)	4,876

Cash Flows from Financing Activities
Repayment to related parties	-	(54,833)
Proceeds from related party debts	49,181	-
Net cash provided by (used in) financing activities	49,181	(54,833)

Effect of exchange rate changes on cash and cash equivalents	(518,993)	293,184

Net decrease /( increase) in cash and cash equivalents	(287,704)	802,603

Cash and cash equivalents, beginning balance	21,123,027	27,232,074

Cash and cash equivalents, ending balance	$20,835,323	$28,034,677

Supplemental cash flow information
Cash paid for income taxes	$336,058	$48,622
Cash paid for interest expense	$31,624	$29,958
Non-cash investing activities:
Loan from related party for the construction of a facility	$483,876	$494,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2015, the Company’s corporate structure was as follows:

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

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

The accompanying unaudited consolidated financial statements have been prepared by Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the years ended June 30, 2015 and 2014.These consolidated financial statements include all adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The results of operations for the three months ended September 30, 2015 may not be indicative of results that may be expected for the six months ended December 31, 2015.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include China Health US and its four subsidiary companies, including China Health HK, Humankind, Huimeijia, and HLJ Huimeijia. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” established standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments. The Company has three reportable operating segments: Humankind, HLJ Huimeijia and others. The segments are grouped based on the types of products provided.

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

Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

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

Statement of Cash Flows

In accordance with Statement FASB ASC Topic 230, “Statement of Cash Flows,” cash flow from the Company's operations is calculated based upon the local currencies and translated to the reporting currency using an average foreign exchange rate for the reporting period. As a result, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

As of September 30, 2015 and June 30, 2015, the Company’s uninsured bank balance was mainly maintained at financial institutions located in the PRC and HK, totaled $20,835,323 and $21,123,027 respectively. The Company has no insured bank balance as of September 30, 2015 and June 30, 2015, respectively.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. From November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales, whereas the payment terms for sales before November 1, 2013 were thirty (30) day. As a result, as of September 30, 2015 and June 30, 2015, the balances of accounts receivable were $1,344,965 and $1,431,298, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. As of September 30, 2015 and June 30, 2015, the balances of allowance for doubtful accounts were $47,118 and $45,453, respectively.

Advance to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials, and records these purchases as advance to suppliers. As of September 30, 2015 and June 30, 2015, advance to suppliers amounted to $28,455 and $69,120, respectively.

Inventory

Inventory consists of raw materials, work in progress and finished goods of manufactured products.

Inventory is stated at lower of cost or market and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other entities of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor cost and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory as well as inventory the value of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. There was no inventory allowance provided for the three months ended September 30, 2015 and 2014, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment,” and FASB ASC Topic 205, “Presentation of Financial Statements.” The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of September 30, 2015 and June 30, 2015, the Company has not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets for the three months ended September 30, 2015 and 2014, respectively.

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

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment recorded for construction in progress for the three months ended September 30, 2015 and 2014, respectively.

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

Revenue Recognition

The Company recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exits and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience for the three months ended September 30, 2015 and 2014, respectively.

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

In July 2006 the FASB issued FIN 48(ASC 740-10), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (ASC 740),” which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48(ASC 740-10), tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. As of September 30, 2015 and June 30, 2015, VAT payables were $248,908 and $219,553, respectively.

Sales-Related Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual VAT paid as taxes on maintaining and building cities and education additional fees, both of which belong to sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. Sales-related taxes for the three months ended September 30, 2015 and 2014 were $33,901 and $55,318, respectively.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the three months ended September 30, 2015 and 2014, the Company had no potential dilutive common stock equivalents outstanding.

Potential common shares issued are calculated using the treasury stock method, which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period.

FASB ASC Topic 260, “Earnings Per Share,” requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

Recent Accounting Pronouncements

On January 9, 2015, the Financial Accounting Standards Board (FASB) published ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The ASU applies to all entities and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have material impact on the Company's consolidated financial statement.

In February 2015, FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. This ASU will be effective for periods beginning after December 15, 2015 for public companies. Management is evaluating the potential impact, if any, on the Company’s financial position and results of operations.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2015, and is to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material effect on the Company’s consolidated financial statements.

In July 2015, the FASB issued “Accounting Standard Update 2015-11: Simplifying the Measurement of Inventory.” This update requires inventory to be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2016. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect this update will have a material impact on the presentation of the Company's consolidated financial statements.

In August 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting.” This ASU adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not expect this update will have a material impact on the presentation of the Company's consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement to retrospectively account for changes to provisional amounts initially recorded in a business acquisition opening balance sheet. Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within fiscal years. The Company does not expect this update will have a material impact on the presentation of the Company's condensed consolidated financial statements.

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

As of September 30, 2015, the transfer of the Assets had not been completed. The Company is striving to accelerate the process of the transfer.

NOTE 5 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable amounted to $1,344,965 and $1,431,298, respectively, net of allowance for doubtful accounts amounting to $47,118 and $45,453 as of September 30, 2015 and June 30, 2015, respectively.

NOTE 6 - INVENTORIES

Inventory consists of following:

	September 30, 2015	June 30, 2015
Raw Materials	$233,553	$189,004
Supplies and Packing Materials	142,453	19,565
Work-in-Progress	246,337	261,019
Finished Goods	239,346	371,651
Total	$861,689	$841,239

For the three months ended September 30, 2015 and 2014, the Company has not made provision for inventory in regards to excessive, slow moving or obsolete items.

NOTE 7 - CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:

	September 30, 2015	June 30, 2015
Plant - HLJ Huimeijia	$701,740	$605,542
Plant and Production Lines - Huimeijia	1,888	1,935
Total	$703,628	$607,477

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for the plant, the estimated total cost of construction was approximately $2.09 million (RMB 12,800,000), anticipated to be completed within 720 construction working days from April 20, 2012 to December 30, 2015. The construction did not start until August 16, 2014. As of September 30, 2015, 35% of construction had been completed and $701,740 (RMB 4,459,980) had been recorded as a cost of construction in progress.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30, 2015	June 30, 2015
Building, Warehouses and Improvements	$4,535,745	$4,673,771
Machinery and Equipment	1,204,177	1,226,433
Office Equipment	124,309	134,932
Vehicles	226,819	232,511
Other	23,601	-
Less Accumulated Depreciation	(1,989,973)	(1,952,553)
Total	$4,124,678	$4,315,094

Depreciation expense was $85,930 and $91,012 for the three months ended September 30, 2015 and 2014, respectively. Depreciation expense charged to operations was $34,706 and $38,665 for the three months ended September 30, 2015 and 2014, respectively. Depreciation expense charged to cost of goods sold was $51,224 and $52,347 for the three months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, the building of HLJ Huimeijia with the book value of $1,753,209 has been mortgaged for the working capital loan in the principal amount of $1,573,416 (RMB 10,000,000). As of June 30, 2015, the building of HLJ Huimeijia in the book value of $1,797,209 has been mortgaged for the working capital loan in the principal amount of $1,612,903 (RMB 10,000,000).

NOTE 9 - INTANGIBLE ASSETS

The following is a summary of intangible assets:

	September 30, 2015	June 30, 2015
Land Use Rights – Humankind	$997,228	$1,022,255
Health Supplement Product Patents – Humankind	4,720,247	4,838,709
Pharmaceutical Patents - HLJ Huimeijia	140,975	144,514
Land Use Rights - HLJ Huimeijia	682,089	699,208
Less: Accumulated Amortization	(1,797,191)	(1,692,389)
Total	$4,743,348	$5,012,297

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

Amortization expense charged to operations was $147,450 and $150,779 for the three months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, land use rights of HLJ Huimeijia with the book value of $682,089 have been mortgaged for a working capital loan in the principal amount of $1,573,416(RMB 10,000,000). As of June 30, 2015, land use rights of HLJ Huimeijia with a book value of $699,208 have been mortgaged for a working capital loan in the principal amount of $1,612,903(RMB 10,000,000).

NOTE 10 - SHORT-TERM LOAN

On November 20, 2014, HLJ Huimeijia entered into a short-term loan agreement with a bank for a working capital loan in the principal amount of RMB 10,000,000, at an interest rate of 7.8% from November 20, 2014 to November 19, 2015. The loan was secured by the land use right and the building of HLJ Huimeijia, with a maturity date of November 19, 2015. As of September 30, 2015 and June 30, 2015, the Company’s short-term loan was $1,573,416 and $1,612,903, respectively.

Interest expenses were $31,624 and $29,958 for the three months ended September 30, 2015 and 2014, respectively.

NOTE 11 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun consisted of the following:

	September 30, 2015	June 30, 2015
Mr. Xin Sun	$1,907,273	$1,872,830
Mr. Kai Sun	36,793	37,716
Total	$1,944,066	$1,910,546

These loans are unsecured and non-interest bearing and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun is PRC citizen and family member of Mr. Xin Sun, the CEO of the Company.

NOTE 12 - INCOME TAXES

(a) Corporate income taxes

United States

China Health US was organized in the United States. China Health US had no taxable income for US income tax purposes for the years ended June 30, 2015 and 2014, respectively. As of September 30, 2015, China Health US has a net operating loss carry forward for United States income taxes. Net operating loss carry forwards are available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and the continued losses of the US entity. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the three months ended September 30, 2015 and 2014. Management reviews this valuation allowance periodically and makes adjustments accordingly.

Hong Kong

China Health HK was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for income taxes have been made as China Health HK has no taxable income in Hong Kong.

People’s Republic of China

Under the EIT Law, the standard EIT rate is 25%. The PRC subsidiaries of the Company are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

The provision for income taxes on income consists of the following for the three months ended September 30, 2015 and 2014:

Provision for income taxes consisted of:

	For the Three Months Ended September 30,
	2015	2014
Current provision :
USA	$-	$-
China	32,406	102,179
Total current provision	32,406	102,179
Deferred provision:
USA	-	-
China	-	-
Total deferred provision	-	-
Total provision for income taxes	$32,406	$102,179

Significant components of deferred tax assets were as follows:

	September 30, 2015	June 30, 2015
Deferred tax assets
Net operating loss carry forward	$332,913	$141,735
Allowance for doubtful accounts	-	-
Valuation allowance	(332,913)	(141,735)
Deferred tax assets, net	$-	$-

As of September 30, 2015 and June 30, 2015, the Company accrued a 100% valuation allowance on its deferred tax assets based on the assessment on the probability of future reversion.

(b) Uncertain tax positions

There were no unrecognized tax benefits as of September 30 and June 30, 2015, respectively. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the three month ended September 30, 2015 and 2014, the Company did not incur any interest and penalties arising from its tax payments.

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

Since the Company terminated its rental agreement on January 9, 2013, it had no rental commitment as of September 30, 2015.

NOTE 14 - MAJOR SUPPLIERS AND CUSTOMERS

The Company had one supplier that in the aggregate accounted for 75% of the Company’s purchases for the three months ended September 30, 2015.

The Company had one supplier that in the aggregate accounted for 74% of the Company’s purchases for the three months ended September 30, 2014.

The Company had four customers that in the aggregate accounted for 42% of the Company’s total sales for the three months ended September 30, 2015, with each customer accounting for 11%, 11%, 10% and 10%, respectively.

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

The following tables present summary information by segment for the three months ended September 30, 2015 and 2014, respectively:

	For the Three Months Ended September 30, 2015				For the Three Months Ended September 30, 2014
	HLJ				HLJ
	Huimeijia	Humankind	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$293,756	$1,662,312	$-	$1,956,068	$407,874	$2,752,343	$-	$3,160,217
Cost of revenues	250,346	1,168,618	-	1,418,964	290,077	1,923,886	-	2,213,963
Gross profit	43,410	493,694	-	537,104	117,797	828,457	-	946,254
Interest expense	31,624	-	-	31,624	29,958	-	-	29,958
Depreciation and amortization	18,792	163,169	196	182,157	22,987	166,457	-	189,444
Income tax	-	32,406	-	32,406	-	102,179	-	102,179
Net income (loss)	(127,282)	97,216	270	(30,336)	(83,025)	306,540	(71)	223,444
Total capital expenditures	-	454	-	454	2,440	-	-	2,440
Total assets	$3,282,095	$37,205,127	$62,572	$40,549,794	$3,640,804	$38,366,768	$27,897	$42,035,469

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
  investor sentiment; and
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

The Company owns a GMP-certified plant and facilities and has the capacity to produce 21 CFDA-approved medicines and 14 CFDA-approved health supplement products in soft capsule, hard capsule, tablet, granule and oral liquid forms. These products address the needs of some key sectors in China, including the feminine, geriatric and children’s markets.

Our business is conducted through our sales agents and sales personnel. We sell our products directly to end customers by our own sales personnel as well as our sales agents, operating primarily in Jiangsu, Zhejiang, Gansu, Shanghai, Anhui and Beijing, where most of our revenues are generated. Our sales through agents in Beijing, Zhejiang, Jiangsu and Shanghai provinces accounted for 11%, 11%, 10% and 10% of our total sales, respectively, for the three months ended September 30, 2015. Although we do not currently sell our products online, we expect to do so in the future.

Results of Operations

The following table summarizes the top lines of the results of our operations for the three months ended September 30, 2015 and 2014, respectively:

	September 30, 2015	September 30, 2014	Variance	%
Revenues	$1,956,068	$3,160,217	$(1,204,149)	-38.10%
Humankind	1,662,312	2,752,343	(1,090,031)	-39.60%
HLJ Huimeijia	293,756	407,874	(114,118)	-27.98%
Cost of Goods Sold	$1,418,964	$2,213,963	$(794,999)	-35.91%
Humankind	1,168,618	1,923,886	(755,268)	-39.26%
HLJ Huimeijia	250,346	290,077	(39,731)	-13.70%
Gross Profit	$537,104	$946,254	$(409,150)	-43.24%
Humankind	493,694	828,457	(334,763)	-40.41%
HLJ Huimeijia	43,410	117,797	(74,387)	-63.15%

Revenue

Total revenues decreased by $1,204,149, or 38.10%, for the three months ended September 30, 2015 as compared to the same period in 2014. The decrease in revenues was primarily due to a decrease of $1,090,031 or 39.60% in Humankind’s revenues and a decrease of $114,118 or 27.98% in HLJ Huimeijia’s revenues for the three months ended September 30, 2015 as compared to the same period in 2014. The reason for the decrease of the sales revenue was primary due to the contraction of China's health care products market and a 15 days leave for entire staff of Humankind during August 2015 for its regular annual production equipment maintenance.

Our total cost of sales decreased $794,999 or 35.91% for the three months ended September 30, 2015 as compared to the same period in 2014. The decrease in cost of sales was primarily due to a decrease of $755,268 or 39.26% in Humankind’s cost of sales and a decrease of $39,731 or 13.70% in HLJ Huimeijia’s cost of sales for the three months ended September 30, 2015 as compared to the same period in 2014, which were primarily due to the decrease in sales volume.

Our gross margin decreased $409,150 from $946,254 for the three months ended September 30, 2014 to $537,104 for the three months ended September 30, 2015. This decrease was due to the decrease in sales volume.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the three months ended September 30, 2015 and 2014, respectively:

	September 30, 2015			September 30, 2014
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Waterlilies Soft Capsule (Sailuozhi)	16,188	$1,050,585	53.71%	25,362	$1,693,729	53.60%
Propolis and Black Ant Capsule	20,828	611,727	31.27%	35,518	1,058,614	33.50%
HLJ huimeijia
Muskiness Bone Strengthener Paste	492,048	129,182	6.60%	481,515	129,610	4.10%
Muskiness Pain Relieving Paste	197,265	46,522	2.38%	234,678	65,965	2.09%
Injury and Rheumatism relieving Paste	93,163	25,434	1.30%	166,795	41,724	1.32%
Refining GouPi Cream	144,665	48,645	2.49%	273,500	74,862	2.37%
Enema Glycerini	408,278	41,428	2.12%	476,065	46,781	1.48%
Umguentum Acidi Borici Camphoratum	2,160	732	0.04%	11,527	3,681	0.12%
Injury and Paralysis Tincture	-	-	-	7,399	7,858	0.25%
Pelvic Inflammation Suppository	-	-	-	17,877	10,525	0.33%
Indometacin and Furazolidone Suppositories	1,100	450	0.02%	11,620	5,586	0.18%
Ge Hong Beriberi Water	4,625	1,363	0.07%	9,755	3,000	0.09%
Hydrogen Peroxide Solution	-	-	-	47,400	5,319	0.17%
Triamcinolone Acetonide and Neomycin Paste	-	-	-	186,550	12,963	0.41%
Total		$1,956,068	100.00%		$3,160,217	100.00%

Operating Expenses

The following table summarizes our operating expenses for the three months ended September 30, 2015 and 2014, respectively:

	September 30, 2015	September 30, 2014	Variance	%
Operating Expenses
Selling, general and administrative	$348,879	$464,088	$(115,209)	-24.82%
Depreciation and amortization	182,157	189,444	(7,287)	-3.85%
Total Operating Expenses	$531,036	$653,532	$(122,496)	-18.74%

Total operating expenses for the three months ended September 30, 2015 decreased $122,496, or 18.74%, as compared to the corresponding period in 2014. The decrease in operating expenses was primarily attributable to a decrease of $115,209, or 24.82%, in selling, general and administrative fees. The decrease in selling, general and administrative fees was largely proportional to the decrease in total sales. At the meanwhile, the traveling expense and other selling expense also decreased as a result of the decrease of revenues in current period.

Interest Income and Interest Expense

Interest income was $18,107 for the three months ended September 30, 2015, as compared to $23,927 for the three months ended September 30, 2014. This decrease of $5,820, or 24.32%, was primarily because the Company made certain investments which reduced the average balance of deposits in the bank compared with the same period last year.

Interest expense was $31,624 for the three months ended September 30, 2015, which has a slight increase of $1,666 or 5.56%, as compared to $29,958 for the three months ended September 30, 2014.

Income Taxes

Income taxes decreased $69,773, or 68.29%, from $102,179 for the three months ended September 30, 2014 to $32,406 for the three months ended September 30, 2015. This was due to the decrease in income before income taxes of one of the Company’s subsidiaries, Humankind, with a decrease from $408,719 for the three months ended September 30, 2014 to $129,622 for the same period of 2015.

Net Income (Loss) and Income (Loss) Per Share

Net loss was $30,336 for the three months ended September 30, 2015, as compared to net income of $223,444 for the three months ended September 30, 2014. This decrease of $253,780, or 113.58% in net income was primarily attributable to the decrease in revenues in the amount of $1,204,149, partially offset by a decrease in cost of goods sold of $773,582 and a decrease in selling, general and administrative expenses with an amount of $115,209.

Loss per share was $0.0005 for the three months ended September 30, 2015 and income per share was $0.0036 for the three months ended September 30, 2014. This decrease was primarily a result of the above decrease in net income.

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

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of September 30, 2015 and June 30, 2015 and for the three months ended September 30, 2015 and 2014:

	September 30, 2015	June 30, 2015
Cash and cash equivalents	$20,835,323	$21,123,027
Working capital	$25,843,188	$26,409,788
Inventories	$861,689	$841,239
	2015	2014
For the three months ended September 30 :
Cash provided by (used in):
Operating activities	$210,290	$559,376
Investing activities	$(28,182)	$4,876
Financing activities	$49,181	$(54,833)

For the three months ended September 30, 2015, our net decrease in cash and cash equivalents totaled $287,704, which comprised of the negative effect of prevailing exchange rates on our cash position of $518,993 and 28,182 used in investing activities, offset by $210,290 provided by operating activities, $49,181 provided by financing activities.

For the three months ended September 30, 2014, our net increase in cash and cash equivalents totaled $802,603, which comprised of $559,376 provided by operating activities, $4,876 provided by investing activities and the positive effect of prevailing exchange rates on our cash position of $293,184, offset by $54,833 used in financing activities.

Our working capital at September 30, 2015 was $25,843,188, compared to working capital of $26,409,788 at June 30, 2015. This decrease of $566,600 or 2.15% was primarily attributable to the decrease in cash and cash equivalents in the amount of $287,704, the decrease in short term investment in the amount of $197,438, and the decrease in net accounts receivable in the amount of $86,333.

Net cash provided by operating activities was $210,290 for the three months ended September 30, 2015, primarily attributable to a net loss attribute to the Company in the amount of $30,334, depreciation and amortization expenses of $233,381 as reconciled, as well as an increase in accounts payables and accrued expenses of $61,205, offset by a decrease in wages payable with an amount of $85,462. Net cash provided by financing activities was $49,181 for the three months ended September 30, 2015, attributable to collections of related party debts in the amount of $49,181. The negative effect of exchange rate changes on cash and cash equivalents in the amount of $518,993 for the three months ended September 30, 2015 was mainly a result of the effect of the devaluation of the RMB to the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 6.3556 to 1 and 6.2000 to 1 as of September 30, 2015 and June 30, 2015, respectively, and the average exchange rate from USD to RMB was 6.3033 for the three months ended September 30, 2015.

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

Related Party Debts

We had related party debts of $1,944,066 as of September 30, 2015, as compared to $1,910,546 as of June 30, 2015, an increase of $33,520 or 2%. The amount mainly consists of a loan in the amount of $80,294 from Mr. Xin Sun, the CEO of the Company for the construction of the factory, offset by a negative effect of exchange rate changes on related party debts in the amount of $46,774. The loan is unsecured and non-interest bearing and has no fixed terms of repayment. There was no written agreement for the loan.

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

There have been no material changes during the three months ended September 30, 2015 in the Company’s significant accounting policies to those previously disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

At the conclusion of the period ended September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive and principal financial officer concluded that, due to the material weakness in our internal control over financial reporting as discussed in our annual report on Form 10-K for the fiscal year ended June 30, 2015, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Despite the material weakness reported above, our management believes that our unaudited condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented due to the fact that we have retained a consultant who has U.S. GAAP experience to assist us in the preparation of our unaudited condensed consolidated financial statements.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have come to management’s attention during the quarter ended September 30, 2015 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

/s/ Xin Sun
By:	Xin Sun
Title:	Chief Executive Officer and Chief Financial Officer
Date:	November 16, 2015

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document