Form 10-Q
period 2015-12-31
China Health Industries Holdings, Inc.
filed 2016-02-05
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________to ____________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 2, 2016, there were 65,539,737 shares of common stock, $0.0001 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2015	2015
	(UNAUDITED)	(AUDITED)
ASSETS

Current assets
Cash and cash equivalents	$20,271,784	$21,123,027
Short Term Investment	7,718,670	8,064,516
Notes receivable	15,437	1,509
Accounts receivable, net	1,913,002	1,431,298
Inventory	697,440	841,239
Other receivables, net	39,882	39,852
Advance to suppliers	26,383	69,120
Total current assets	30,682,598	31,570,561

Property, plant and equipment, net	3,969,531	4,315,094
Intangible assets, net	4,538,610	5,012,297
Construction in progress	713,154	607,477
Total assets	$39,903,893	$41,505,429

LIABILITIES AND EQUITY

Current liabilities
Short-term loans	$1,543,734	$1,612,903
Accounts payable and accrued expenses	518,895	523,946
Other payables	21,927	29,684
Advance from customers	738,779	770,454
Related party debts	1,877,467	1,910,546
Wages payable	173,293	134,615
Taxes payable	290,384	178,625
Total current liabilities	5,164,479	5,160,773

Equity
Common stock, ($0.0001 par value, 300,000,000 shares authorized, 65,539,737 and 65,539,737 issued and outstanding as of December 31, 2015 and June 30, 2015, respectively)	$6,479	$6,404
Additional paid-in capital	409,562	297,137
Accumulated other comprehensive income	1,688,204	3,263,592
Statutory reserve	38,679	38,679
Retained earnings	32,596,301	32,738,642
Total stockholders' equity	34,739,225	36,344,454
Non-controlling interests	189	202
Total equity	34,739,414	36,344,656

Total liabilities and equity	$39,903,893	$41,505,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014

REVENUE	$2,725,651	$3,117,562	$4,681,719	$6,277,779

COST OF GOODS SOLD	2,000,198	2,179,413	3,419,162	4,393,376

GROSS PROFIT	725,453	938,149	1,262,557	1,884,403

OPERATING EXPENSES
Selling, general and administrative expenses	651,141	591,670	1,000,020	1,055,758
Depreciation and amortization expenses	150,262	154,152	332,419	343,596
Total operating expenses	801,403	745,822	1,332,439	1,399,354

INCOME (LOSS) FROM OPERATIONS	(75,950)	192,327	(69,882)	485,049

OTHER INCOME/(EXPENSES)
Interest income	17,417	24,459	35,524	48,386
Interest expense	(26,855)	(32,240)	(58,479)	(62,198)
Other income/(expenses), net	11,856	(19,376)	21,375	19,556
Total other income (expense), net	2,418	(27,157)	(1,580)	5,744

INCOME (LOSS) BEFORE INCOME TAXE	(73,532)	165,170	(71,462)	490,793

Provision for income taxes	38,477	58,359	70,883	160,538

NET INCOME (LOSS)	(112,009)	106,811	(142,345)	330,255
Less: net loss attributable to non-controlling interests	(2)	-	(4)	-
Net income (loss) attributable to China Health Industries Holdings	(112,007)	106,811	(142,341)	330,255
Foreign currency translation gain	(675,918)	(399,185)	(1,575,396)	(8,441)
Comprehensive income/(loss)	(787,927)	(292,374)	(1,717,741)	321,814
Less: comprehensive loss attributable to non- controlling interests	(6)	(3)	(13)	-
ATTRIBUTABLE TO CHINA HEALTH	$(787,921)	$(292,371)	$(1,717,728)	$321,814

Net income (loss) attributable to China Health Industries Holdings' shareholders per Basic & diluted income (loss) per share	$(0.002)	$0.002	$(0.002)	$0.005

Weighted average shares outstanding: Basic & diluted weighted average shares outstanding	65,539,737	62,239,737	65,539,737	62,239,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	December 31,	December 31,
	2015	2014

Cash Flows from Operating Activities
Net income (loss) available to China Health Industries Holding	$(142,341)	$330,255
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	432,960	448,487
(Recovery of) provision for doubtful accounts	761	(615)
Noncontrolling interests	(4)	-
Share based compensation	112,500	-
Changes in operating assets and liabilities
Accounts receivable	(555,145)	242,986
Other receivables	(2,125)	37,742
Inventory	109,962	130,649
Advance to Suppliers and prepaid expenses	(20,858)	73,294
Accounts payables and accrued expenses	17,696	(219)
Advance from customers and other payables	(5,222)	453,085
Wages payable	45,376	122,466
Taxes payable	121,903	(120,671)
Net cash provided by (used in) operating activities	115,463	1,717,459

Cash Flows from Investing Activities
Decrease in notes receivable	(14,284)	28,313
Purchases of property, plant and equipment	(4,997)	(3,755)
Increase in construction in progress	(49,971)	(536,795)
Net cash used in investing activities	(69,252)	(512,237)

Cash Flows from Financing Activities
Proceeds from shareholders
Collection of related party debts	-	(519,841)
Repayment of related party debts	55,155	416,508
Payment of short-term loan	(45,700)	-
Net cash provided by financing activities	9,455	(103,333)

Effect of exchange rate changes on cash and cash
equivalents	(906,909)	(13,069)

Net increase/(decrease) in cash and cash equivalents	(851,243)	1,088,820

Cash and cash equivalents, beginning balance	21,123,027	27,232,074

Cash and cash equivalents, ending balance	$20,271,784	$28,320,894

Supplemental cash flow information
Cash paid for income taxes	$346,183	$190,536
Cash paid for interest expense	$58,479	$62,198
Non-cash investing activities:

Loan from related party for the construction of a facility	$480,633	$495,474
Collection of related party debts for selling drug approval numbers	$-	$519,841

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

As of December 31, 2015, the Company’s corporate structure was as follows:

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

The accompanying unaudited consolidated financial statements have been prepared by Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the years ended June 30, 2015 and 2014. These consolidated financial statements include all adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The results of operations for the six months ended December 31, 2015 may not be indicative of results that may be expected for the year ended June 30, 2016.

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

Level 1 –observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2 –other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

Level 3 –significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

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

As of December 31, 2015 and June 30, 2015, the Company’s uninsured bank balance was mainly maintained at financial institutions located in the PRC and HK, totaled $20,271,784 and $21,123,027 respectively. The Company has no insured bank balance as of December 31, 2015 and June 30, 2015, respectively.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. From November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales agents, whereas the payment terms for sales agents before November 1, 2013 were thirty (30) day. As a result, as of December 31, 2015 and June 30, 2015, the balances of accounts receivable were $1,913,002 and $1,431,298, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. As of December 31, 2015 and June 30, 2015, the balances of allowance for doubtful accounts were $44,284 and $45,489, respectively.

Advance to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials, and records these purchases as advance to suppliers. As of December 31, 2015 and June 30, 2015, advance to suppliers amounted to $26,383 and $69,120, respectively.

Inventory

Inventory consists of raw materials, work in progress and finished goods of manufactured products.

Inventory is stated at lower of cost or market and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other entities of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor cost and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory as well as inventory the value of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. There was no inventory allowance provided for the six months ended December 31, 2015 and 2014, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment,” and FASB ASC Topic 205, “Presentation of Financial Statements.” The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of December 31, 2015 and June 30, 2015, the Company has not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The depreciable lives applied are:

Building, Warehouse and Improvements	20 to 30 years
Office Equipment	3 to 7 years
Vehicles	5 to15 years
Machinery and Equipment	7 to 15 years

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets for the six months ended December 31, 2015 and 2014, respectively.

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

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment recorded for construction in progress for the six months ended December 31, 2015 and 2014, respectively.

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

Revenue Recognition

The Company recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exits and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience for the six months ended December 31, 2015 and 2014, respectively.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. As of December 31, 2015 and June 30, 2015, VAT payables were $269,563 and $219,553, respectively.

Sales-Related Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual VAT paid as taxes on maintaining and building cities and education additional fees, both of which belong to sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. Sales-related taxes for the six months ended December 31, 2015 and 2014 were $82,847, and $110,066, respectively.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the six months ended December 31, 2015 and 2014, the Company had no potential dilutive common stock equivalents outstanding.

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

Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” or ASU 2015-14. This amendment defers the effective date of the previously issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, until the interim and annual reporting periods beginning after December 15, 2017. Earlier application is permitted for interim and annual reporting periods beginning after December 15, 2016. The Company is evaluating the effect of this new standard on the Company's consolidated financial position, results of operations and cash flows.

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

In November 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which changes how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not expect this update will have a material impact on the presentation of the Company's consolidated financial position, results of operations and cash flows.

In January 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The new guidance is intended to improve the recognition and measurement of financial instruments. The new guidance makes targeted improvements to existing U.S. GAAP by: (1) Requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (2) Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; Eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; (3) Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and. (4) Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies, not-for-profit organizations, and employee benefit plans, the new guidance becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The Company does not expect this update will have a material impact on the presentation of the Company's consolidated financial position, results of operations and cash flows.

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

As of December 31, 2015, the transfer of the Assets had not been completed. The Company is striving to accelerate the process of the transfer.

NOTE 5 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable amounted to $1,913,002 and $1,431,298, respectively, net of allowance for doubtful accounts amounting to $44,284 and $45,489 as of December 31, 2015 and June 30, 2015, respectively.

NOTE 6 - INVENTORIES

Inventory consists of following:

	December 31, 2015	June 30, 2015
Raw Materials	$184,526	$189,004
Supplies and Packing Materials	142,795	19,565
Work-in-Progress	148,021	261,019
Finished Goods	222,098	371,651
Total	$697,440	$841,239

For the six months ended December 31, 2015 and 2014, the Company has not made provision for inventory in regards to excessive, slow moving or obsolete items.

NOTE 7 - CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:

	December 31, 2015	June 30, 2015
Plant - HLJ Huimeijia	$711,302	$605,542
Plant and Production Lines - Huimeijia	1,852	1,935
Total	$713,154	$607,477

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for the plant, the estimated total cost of construction was approximately $2.09 million (RMB 12,800,000), anticipated to be completed by December 2016. As of December 31, 2015, 36% of construction had been completed and $711,302 (RMB 4,607,671) had been recorded as a cost of construction in progress.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31, 2015	June 30, 2015
Building, Warehouses and Improvements	$4,450,181	$4,673,771
Machinery and Equipment	1,178,181	1,226,433
Office Equipment	69,928	134,932
Vehicles	209,762	232,511
Other	23,156	-
Less Accumulated Depreciation	(1,961,677)	(1,952,553)
Total	$3,969,531	$4,315,094

Depreciation expense was $173,033 and $168,954 for the six months ended December 31, 2015 and 2014, respectively. Depreciation expense charged to operations was $68,303 and $64,063 for the six months ended December 31, 2015 and 2014, respectively. Depreciation expense charged to cost of goods sold was $104,730 and $104,891 for the six months ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, the building of HLJ Huimeijia with the book value of $1,720,136 has been mortgaged for the working capital loan in the principal amount of $1,543,734 (RMB 10,000,000). As of June 30, 2015, the building of HLJ Huimeijia in the book value of $1,797,209 has been mortgaged for the working capital loan in the principal amount of $1,612,903 (RMB 10,000,000).

NOTE 9 - INTANGIBLE ASSETS

The following is a summary of intangible assets:

	December 31, 2015	June 30, 2015
Land Use Rights – Humankind	$978,416	$1,022,255
Health Supplement Product Patents – Humankind	4,631,202	4,838,709
Pharmaceutical Patents - HLJ Huimeijia	138,316	144,514
Land Use Rights - HLJ Huimeijia	669,222	699,208
Less: Accumulated Amortization	(1,878,546)	(1,692,389)
Total	$4,538,610	$5,012,297

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

Amortization expense charged to operations was $264,117 and $279,533 for the six months ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, land use rights of HLJ Huimeijia with the book value of $669,222 have been mortgaged for a working capital loan in the principal amount of $1,543,734 (RMB 10,000,000). As of June 30, 2015, land use rights of HLJ Huimeijia with a book value of $699,208 have been mortgaged for a working capital loan in the principal amount of $1,612,903(RMB 10,000,000).

NOTE 10 - SHORT-TERM LOAN

On November 12, 2015, HLJ Huimeijia entered into a short-term loan agreement with a bank for a working capital loan in the principal amount of RMB 10,000,000, at an interest rate of 5.66% from November 12, 2015 to November 10, 2016. The loan was secured by the land use right and the building of HLJ Huimeijia, with a maturity date of November 10, 2016. As of December 31, 2015 and June 30, 2015, the Company’s short-term loan was $1,543,734 and $1,612,903, respectively.

Interest expenses were $58,479 and $ 62,198 for the six months ended December 31, 2015 and 2014, respectively.

NOTE 11 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun consisted of the following:

	December 31, 2015	June 30, 2015
Mr. Xin Sun	$1,841,368	$1,872,830
Mr. Kai Sun	36,099	37,716
Total	$1,877,467	$1,910,546

These loans are unsecured and non-interest bearing and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun is a PRC citizen and a family member of Mr. Xin Sun, the CEO of the Company.

NOTE 12 - INCOME TAXES

(a) Corporate income taxes

United States

China Health US was organized in the United States. China Health US had no taxable income for US income tax purposes for the years ended June 30, 2015 and 2014, respectively. As of December 31, 2015, China Health US has a net operating loss carry forward for United States income taxes. Net operating loss carry forwards are available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and the continued losses of the US entity. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the six months ended December 31, 2015 and 2014. Management reviews this valuation allowance periodically and makes adjustments accordingly.

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

The provision for income taxes on income consists of the following for the six and three months ended December 31, 2015 and 2014:

Provision for income taxes consisted of:

	For the Six Months Ended		For the Three Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Current provision :
USA	$-	$-	$-	$-
China	70,883	160,538	38,477	58,359
Total current provision	70,883	160,538	38,477	58,359
Deferred provision:
USA	-	-	-	-
China	-	-	-	-
Total deferred provision	-	-	-	-
Total provision for income taxes	$70,883	$160,538	$38,477	$58,359

Significant components of deferred tax assets were as follows:

	December 31, 2015	June 30, 2015
Deferred tax assets
Net operating loss carry forward	$93,210	$141,735
Allowance for doubtful accounts	-	-
Valuation allowance	(93,210)	(141,735)
Deferred tax assets, net	$-	$-

As of December 31, 2015 and June 30, 2015, the Company accrued a 100% valuation allowance on its deferred tax assets based on the assessment on the probability of future reversion.

(b) Uncertain tax positions

There were no unrecognized tax benefits as of December 31 and June 30, 2015, respectively. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the six month ended December 31, 2015 and 2014, the Company did not incur any interest and penalties arising from its tax payments.

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

Since the Company terminated its rental agreement on January 9, 2013, it had no rental commitment as of December 31, 2015.

NOTE 14 - MAJOR SUPPLIERS AND CUSTOMERS

The Company had one supplier that in the aggregate accounted for 78% of the Company’s purchases for the six months ended December 31, 2015.

The Company had one supplier that in the aggregate accounted for 64% of the Company’s purchases for the six months ended December 31, 2014.

The Company had four customers that in the aggregate accounted for 42% of the Company’s total sales for the six months ended December 31, 2015, with each customer accounting for 11%, 11%, 10% and 10%, respectively.

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

The following tables present summary information by segment for the six and three months ended December 31, 2015 and 2014, respectively:

	For the Six Months Ended December 31, 2015				For the Six Months Ended December 31, 2014
	HLJ				HLJ
	Huimeijia	Humankind	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$643,719	$4,038,000	$-	$4,681,719	$962,690	$5,315,089	$-	$6,277,779
Cost of revenues	588,104	2,831,058	-	3,419,162	693,176	3,700,200	-	4,393,376
Gross profit	55,615	1,206,942	-	1,262,557	269,514	1,614,889	-	1,884,403
Interest expense	58,479	-	-	58,479	62,198	-	-	62,198.00
Depreciation and amortization	28,225	303,805	389	332,419	31,267	312,329	-	343,596
Income tax	-	70,883	-	70,883	-	160,538	-	160,538
Net income (loss)	(241,918)	212,649	(113,076)	(142,345)	(151,234)	481,614	(125)	330,255
Total capital expenditures	4,543	454	-	4,997	2,943	812	-	3,755
Total assets	$3,043,481	$36,799,287	$61,125	$39,903,893	$3,404,941	$38,107,153	$27,594	$41,539,688

	For the Three Months Ended December 31, 2015				For the Three Months Ended December 31, 2014
	HLJ				HLJ
	Huimeijia	Humankind	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$349,963	$2,375,688	$-	$2,725,651	$554,816	$2,562,746	$-	$3,117,562
Cost of revenues	337,758	1,662,440	-	2,000,198	403,099	1,776,314	-	2,179,413
Gross profit	12,205	713,248	-	725,453	151,717	786,432	-	938,149
Interest expense	26,855	-	-	26,855	32,240	-	-	32,240
Depreciation and amortization	9,433	140,636	193	150,262	8,280	145,872	-	154,152
Income tax	-	38,477	-	38,477	-	58,359	-	58,359
Net income (loss)	(114,636)	115,433	(112,806)	(112,009)	(68,209)	175,074	(54)	106,811
Total capital expenditures	4,543	-	-	4,543	503	812	-	1,315
Total assets	$3,043,481	$36,799,287	$61,125	$39,903,893	$3,404,941	$38,107,153	$27,594	$41,539,688

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

NOTE 17 - SUBSEQUENT EVENTS

Under the law of PRC, a certificate of GMP (Good Manufacturing Practice) is required as a license for a pharmaceutical company to produce and sell its products. HLJ Huimeijia's current certificate of GMP expired by the end of December 2015. HLJ Huimeijia has applied a new certificate of GMP, which is expected to be obtained in April 2016. However, there is no assurance that it will obtain the new GMP certificate by such time. According to the law of PRC, HLJ Huimeijia must cease all operating activities before getting the new GMP certificate. The equipment and production line is being reconstructed during the third quarter of the fiscal year 2016 for the purpose of applying for the new GMP certificate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements, which reflect our view only as of the date of this report.

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

HLJ Huimeijia's current certificate of GMP expired by the end of December 2015. HLJ Huimeijia has applied a new certificate of GMP, which is expected to be obtained in April 2016. However, there is no assurance that we will obtain the new GMP certificate by such time. According to the law of PRC, HLJ Huimeijia must cease all operating activities before getting the new GMP certificate. The equipment and production line is being reconstructed during the third quarter of the fiscal year 2016 for the purpose of applying for the new GMP certificate. As a result, management anticipates there will be no revenue generated by HLJ Huimeijia during such a period.

Our business is conducted through our sales agents and sales personnel. We sell our products directly to end customers by our own sales personnel as well as our sales agents, operating primarily in Jiangsu, Zhejiang, Gansu, Shanghai, Anhui and Beijing, where most of our revenues are generated. Our sales through agents in Beijing, Zhejiang, Jiangsu and Shanghai provinces accounted for 11%, 11%, 10% and 10% of our total sales, respectively, for the six months ended December 31, 2015. Although we do not currently sell our products online, we expect to do so in the future.

Results of Operations

Three months ended December 31, 2015 compared to the three months ended December 31, 2014

The following table summarizes the top lines of the results of our operations for the three months ended December 31, 2015 and 2014, respectively:

	December 31, 2015	December 31, 2014	Variance	%
Revenues	$2,725,651	$3,117,562	$(391,911)	-12.57%
Humankind	2,375,688	2,562,746	(187,058)	-7.30%
HLJ Huimeijia	349,963	554,816	(204,853)	-36.92%
Cost of Goods Sold	$2,000,198	$2,179,413	$(179,215)	-8.22%
Humankind	1,662,440	1,776,314	(113,874)	-6.41%
HLJ Huimeijia	337,758	403,099	(65,341)	-16.21%
Gross Profit	$725,453	$938,149	$(212,696)	-22.67%
Humankind	713,248	786,432	(73,184)	-9.31%
HLJ Huimeijia	12,205	151,717	(139,512)	-91.96%

Revenue

Total revenues decreased by $391,911, or 12.57%, for the three months ended December 31, 2015 as compared to the same period in 2014. The decrease in revenues was primarily due to a decrease of $204,853 or 36.92% in HLJ Huimeijia’s revenues and a decrease of $187,058 or 7.30% in Humankind’s revenues for the three months ended December 31, 2015 as compared to the same period in 2014. The decrease of the sales revenue in HLJ Huimeijia was primary due to the expiration of its GMP certificate on December 31, 2015. During the three months prior to such an expiration date, HLJ Huimeijia reduced its production and marketing operating as more attention was paid to the preparation of manufacturing and technical improvement in order to meet the requirements for obtaining a new GMP certificate.

Our total cost of sales decreased $179,215 or 8.22% for the three months ended December 31, 2015 as compared to the same period in 2014. The decrease in cost of sales was primarily due to a decrease of $113,874 or 6.41% in Humankind’s cost of sales and a decrease of $65,341 or 16.21% in HLJ Huimeijia’s cost of sales for the three months ended December 31, 2015 as compared to the same period in 2014, which were primarily due to the decrease in sales volume.

Our gross profit decreased $212,696 from $938,149 for the three months ended December 31, 2014 to $725,453 for the three months ended December 31, 2015. This decrease was mainly due to the decrease in sales volume as discussed above. On the other hand, the new bonus packing of products with more units in one package were made by HLJ Huimeijia in order to adapt to the consumers’ changing preference, and the unit fixed production cost also increased due to the decrease in total production output, which led to higher unit cost and lower unit gross profit. As a result, there was a lower percentage of cost decrease, compared with the deeper decrease in revenue, the gross profit and margin.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the three months ended December 31, 2015 and 2014, respectively:

	December 31, 2015			December 31, 2014
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Waterlilies Soft Capsule (Sailuozhi)	23,665	$1,517,191	55.66%	23,513	$1,577,866	50.61%
Propolis and Black Ant Capsule	29,580	858,494	31.50%	32,651	984,880	31.59%
HLJ Huimeijia
Muskiness Bone Strengthener Paste	419,119	114,199	4.19%	638,400	184,095	5.91%
Muskiness Pain Relieving Paste	173,445	54,574	2.00%	279,510	83,367	2.67%
Injury and Rheumatism relieving Paste	146,370	43,505	1.60%	277,385	78,982	2.53%
Refining GouPi Cream	274,161	63,940	2.35%	270,255	75,605	2.43%
Enema Glycerini	390,748	39,649	1.45%	399,282	40,915	1.31%
Umguentum Acidi Borici Camphoratum	108,250	33,862	1.24%	141,420	45,390	1.46%
Injury and Paralysis Tincture	-	-	0.00%	12,477	12,601	0.40%
Pelvic Inflammation Suppository	-	-	0.00%	14,055	8,440	0.27%
Indometacin and Furazolidone Suppositories	-	-	0.00%	25,236	13,194	0.42%
Ge Hong Beriberi Water	725	237	0.01%	20	10	0.00%
Hydrogen Peroxide Solution	-	-	0.00%	49,310	5,485	0.18%
Triamcinolone Acetonide and Neomycin Paste	-	-	0.00%	99,550	6,732	0.22%
Total		$2,725,651	100.00%		$3,117,562	100.00%

Operating Expenses

The following table summarizes our operating expenses for the three months ended December 31, 2015 and 2014, respectively:

	December 31, 2015	December 31, 2014	Variance	%
Operating Expenses
Selling, general and administrative	$651,141	$591,670	$59,471	10.05%
Depreciation and amortization	150,262	154,152	(3,890)	-2.52%
Total Operating Expenses	$801,403	$745,822	$55,581	7.45%

Total operating expenses for the three months ended December 31, 2015 increased $55,581 or 7.45%, as compared to the corresponding period in 2014. The increase in operating expenses was primarily attributable to an increase of $59,471, or 10.05%, in selling, general and administrative fees. The increase in selling, general and administrative fees was mainly due to the increase of the bonus accrued for management at the end of the fiscal year 2015.

Interest Income and Interest Expense

Interest income was $17,417 for the three months ended December 31, 2015, as compared to $24,459 for the three months ended December 31, 2014. This decrease of $7,042, or 28.79%, was primarily because the Company made certain investments which reduced the average balance of deposits in the bank compared with the same period of last year.

Interest expense was $26,855 for the three months ended December 31, 2015, which has a decrease of $5,385 or 16.70%, as compared to $32,240 for the three months ended December 31, 2014. The decrease of interest expenses was mainly due to the decrease of short-term loan interest rate.

Income Taxes

Income taxes decreased $19,882, or 34.07%, from $58,359 for the three months ended December 31, 2014 to $38,477 for the three months ended December 31, 2015. This was due to the decrease in income before income taxes of one of the Company’s subsidiaries, Humankind, with a decrease from $233,433 for the three months ended December 31, 2014 to $153,910 for the same period of 2015.

Net Income (Loss) and Income (Loss) Per Share

Net loss was $112,009 for the three months ended December 31, 2015, as compared to net income of $106,811 for the three months ended December 31, 2014. This decrease of $218,820, or 204.87% in net income was primarily attributable to the decrease in revenues in the amount of $391,911, partially offset by a decrease in cost of goods sold with an amount of $179,215.

Loss per share was $0.002 for the three months ended December 31, 2015 and income per share was $0.002 for the three months ended December 31, 2014. This decrease was primarily a result of the above decrease in net income.

Six months ended December 31, 2015 compared to the six months ended December 31, 2014.

The following table summarizes the top lines of the results of our operations for the six months ended December 31, 2015 and 2014, respectively:

	December 31, 2015	December 31, 2014	Variance	%
Revenues	$4,681,719	$6,277,779	$(1,596,060)	-25.42%
Humankind	4,038,000	5,315,089	(1,277,089)	-24.03%
HLJ Huimeijia	643,719	962,690	(318,971)	-33.13%
Cost of Goods Sold	$3,419,162	$4,393,376	$(974,214)	-22.17%
Humankind	2,831,058	3,700,200	(869,142)	-23.49%
HLJ Huimeijia	588,104	693,176	(105,072)	-15.16%
Gross Profit	$1,262,557	$1,884,403	$(621,846)	-33.00%
Humankind	1,206,942	1,614,889	(407,947)	-25.26%
HLJ Huimeijia	55,615	269,514	(213,899)	-79.36%

Revenue

Total revenues decreased by $1,596,060, or 25.42%, for the six months ended December 31, 2015 as compared to the same period in 2014. The decrease in revenues was primarily due to a decrease of $1,277,089 or 24.03% in Humankind’s revenues and a decrease of $318,971 or 33.13% in HLJ Huimeijia’s revenues for the six months ended December 31, 2015 as compared to the same period in 2014. The decrease of the sales revenue in HLJ Huimeijia was primary due to the expiration of its GMP certificate on December 31, 2015. During the last three months prior to such an expiration date, HLJ Huimeijia reduced its production and marketing operating as more attention was paid to the preparation of manufacturing and technical improvement in order to meet the requirements for obtaining a new GMP certificate.

Our total cost of sales decreased $974,214 or 22.17% for the six months ended December 31, 2015 as compared to the same period in 2014. The decrease in cost of sales was primarily due to a decrease of $869,142 or 23.49% in Humankind’s cost of sales and a decrease of $105,072 or 15.16% in HLJ Huimeijia’s cost of sales for the six months ended December 31, 2015 as compared to the same period in 2014, which were primarily due to the decrease in sales volume.

Our gross margin decreased $621,846 from $1,884,403 for the six months ended December 31, 2014 to $1,262,557 for the six months ended December 31, 2015. This decrease was due to the decrease in sales volume as discussed above. On the other hand, the new bonus packing of products with more units in one package were made by HLJ Huimeijia in order to adapt to the consumers’ changing preference, and the unit fixed production cost increased due to the decrease in total production output, which led to higher unit cost and lower unit gross profit. As a result, there was a lower percentage of cost decrease, compared with the deeper decrease in revenue, the gross profit and margin.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the six months ended December 31, 2015 and 2014, respectively:

	December 31, 2015			December 31, 2014
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Waterlilies Soft Capsule (Sailuozhi)	39,853	$2,567,776	54.85%	48,875	$3,271,595	52.11%
Propolis and Black Ant Capsule	50,408	1,470,221	31.40%	68,169	2,043,494	32.55%
HLJ Huimeijia
Muskiness Bone Strengthener Paste	911,167	243,381	5.20%	1,119,915	313,705	5.00%
Muskiness Pain Relieving Paste	370,710	101,096	2.16%	514,188	149,332	2.38%
Injury and Rheumatism relieving Paste	239,533	68,939	1.47%	444,180	120,706	1.92%
Refining GouPi Cream	418,826	112,585	2.40%	543,755	150,467	2.40%
Enema Glycerini	799,026	81,077	1.73%	875,347	87,696	1.40%
Umguentum Acidi Borici Camphoratum	110,410	34,594	0.74%	152,947	49,071	0.78%
Injury and Paralysis Tincture	-	-	0.00%	19,876	20,459	0.33%
Pelvic Inflammation Suppository	-	-	0.00%	31,932	18,965	0.30%
Indometacin and Furazolidone Suppositories	1,100	450	0.01%	36,856	18,780	0.30%
Ge Hong Beriberi Water	5,350	1,600	0.03%	9,775	3,010	0.05%
Hydrogen Peroxide Solution	-	-	0.00%	96,710	10,804	0.17%
Triamcinolone Acetonide and Neomycin Paste	-	-	0.00%	286,100	19,695	0.31%
Total		$4,681,719	100.00%		$6,277,779	100.00%

Operating Expenses

The following table summarizes our operating expenses for the six months ended December 31, 2015 and 2014, respectively:

	December 31, 2015	December 31, 2014	Variance	%
Operating Expenses
Selling, general and administrative	$1,000,020 $	1,055,758 $	(55,738)	-5.28%
Depreciation and amortization	332,419	343,596	(11,177)	-3.25%
Total Operating Expenses	$1,332,439 $	1,399,354 $	(66,915)	-4.78%

Total operating expenses for the six months ended December 31, 2015 decreased $66,915 or 4.78%, as compared to the corresponding period in 2014. The decrease in operating expenses was primarily attributable to a decrease of $55,738, or 5.28%, in selling, general and administrative fees. The decrease in selling, general and administrative fees was mainly due to the decrease in traveling expense and the payroll of salesmen in trend with the decrease revenues in current period.

Interest Income and Interest Expense

Interest income was $35,524 for the six months ended December 31, 2015, as compared to $48,386 for the six months ended December 31, 2014. This decrease of $12,862, or 26.58%, was primarily because the Company made certain investments which reduced the average balance of deposits in the bank compared with the same period last year.

Interest expense was $58,479 for the six months ended December 31, 2015, which has a decrease of $3,719 or 5.98%, as compared to $62,198 for the six months ended December 31, 2014. The decrease of interest expenses was mainly due to the decrease of short-term loan interest rate.

Income Taxes

Income taxes decreased $89,655, or 55.85%, from $160,538 for the six months ended December 31, 2014 to $70,883 for the six months ended December 31, 2015. This was due to the decrease in income before income taxes of one of the Company’s subsidiaries, Humankind, with a decrease from $642,152 for the six months ended December 31, 2014 to $283,532 for the same period of 2015.

Net Income (Loss) and Income (Loss) Per Share

Net loss was $142,345 for the six months ended December 31, 2015, as compared to net income of $330,255 for the six months ended December 31, 2014. This decrease of $472,600, or 143.10% in net income was primarily attributable to the decrease in revenues in the amount of $1,596,060, partially offset by a decrease in cost of goods sold of $974,214.

Loss per share was $0.002 for the six months ended December 31, 2015 and income per share was $0.005 for the six months ended December 31, 2014. This decrease was primarily a result of the above decrease in net income.

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

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of December 31, 2015 and June 30, 2015 and for the six months ended December 31, 2015 and 2014:

	December 31, 2015	June 30, 2015
Cash and cash equivalents	$20,271,784	$21,123,027
Working capital	$25,518 ,119	$26,409,788
Inventories	$697,440	$841,239
	2015	2014
For the six months ended December 31 :
Cash provided by (used in):
Operating activities	$115,463	$1,717,459
Investing activities	$(69,252)	$(512,237)
Financing activities	$9,455	$(103,333)

For the six months ended December 31, 2015, our net decrease in cash and cash equivalents totaled $851,243, which comprised of the negative effect of prevailing exchange rates on our cash position of $906,909 and $69,252 used in investing activities, offset by $115,463 provided by operating activities, $9,455 provided by financing activities.

For the six months ended December 31, 2014, our net increase in cash and cash equivalents totaled $1,088,820, which comprised of $1,717,459 provided by operating activities, offset by $103,333 used in financing activities and $512,237 used in investing activities and the negative effect of prevailing exchange rates on our cash position of $13,069.

Our working capital at December 31, 2015 was $25,518,119, compared to working capital of $26,409,788 at June 30, 2015. This decrease of $891,669 or 3.38% was primarily attributable to the decrease in cash and cash equivalents in the amount of $851,243.

Net cash provided by operating activities was $115,463 for the six months ended December 31, 2015, primarily attributable to a net loss attribute to the Company in the amount of $142,341, depreciation and amortization expenses of $432,960 and share based compensation of $112,500 as reconciled, as well as a decrease of $109,962 used in inventories and an increase of $121,903 in taxes payable. Net cash provided by financing activities was $9,455 for the six months ended December 31, 2015, attributable to collections of related party debts in the amount of $55,155, offset by a payment of short-term loan with the amount of $45,700. The negative effect of exchange rate changes on cash and cash equivalents in the amount of $906,909 for the six months ended December 31, 2015 was mainly a result of the effect of the devaluation of the RMB to the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 6.4778 to 1 and 6.2000 to 1 as of December 31, 2015 and June 30, 2015, respectively, and the average exchange rate from USD to RMB was 6.3458 for the six months ended December 31, 2015.

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

Related Party Debts

We had related party debts of $1,877,467 as of December 31, 2015, as compared to $1,910,546 as of June 30, 2015, a decrease of $33,079 or 1.73% . The amount of related party debts mainly consists of a loan from Mr. Xin Sun, the CEO of the Company. The loan is unsecured and non-interest bearing and has no fixed terms of repayment. There was no written agreement for the loan.

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

There have been no material changes during the six months ended December 31, 2015 in the Company’s significant accounting policies to those previously disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2015.

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

At the conclusion of the period ended December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.) Based upon that evaluation, our principal executive and principal financial officer concluded that, due to the material weakness in our internal control over financial reporting as discussed in our annual report on Form 10-K for the fiscal year ended June 30, 2015, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have come to management’s attention during the quarter ended December 31, 2015 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 6.	Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

/s/ Xin Sun
By:	Xin Sun
Title:	Chief Executive Officer and Chief Financial Officer
Date:	February 5, 2016

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document