Form 10-Q
period 2016-03-31
China Health Industries Holdings, Inc.
filed 2016-05-10
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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
Yes [  ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 5, 2016, there were 65,839,737 shares of common stock, $0.0001 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2016	2015
	(UNAUDITED)	(AUDITED)
ASSETS

Current assets
Cash and cash equivalents	$21,177,686	$21,123,027
Short term investment	7,754,342	8,064,516
Notes receivable	-	1,509
Accounts receivable, net	1,355,328	1,431,298
Inventory	621,536	841,239
Other receivables, net	39,537	39,852
Advance to suppliers	214,736	69,120
Total current assets	31,163,165	31,570,561

Property, plant and equipment, net	4,006,322	4,315,094
Intangible assets, net	4,439,638	5,012,297
Construction in progress	726,904	607,477
Total assets	$40,336,029	$41,505,429

LIABILITIES AND EQUITY

Current liabilities
Short-term loans	$1,550,868	$1,612,903
Accounts payable and accrued expenses	502,308	523,946
Other payables	27,417	29,684
Advance from customers	682,910	770,454
Related party debts	2,245,078	1,910,546
Wages payable	155,065	134,615
Taxes payable	258,088	178,625
Total current liabilities	5,421,734	5,160,773

Equity
Common stock, ($0.0001 par value, 300,000,000 shares authorized, 65,839,737 and 65,539,737 issued and outstanding as of March 31, 2016 and June 30, 2015,	$6,584	$6,404
Additional paid-in capital	536,957	297,137
Accumulated other comprehensive income	1,850,409	3,263,592
Statutory reserve	38,679	38,679
Retained earnings	32,481,478	32,738,642
Total stockholders' equity	34,914,107	36,344,454
Non-controlling interests	188	202
Total equity	34,914,295	36,344,656

Total liabilities and equity	$40,336,029	$41,505,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015

REVENUE	$1,677,273	$1,933,377	$6,358,992	$8,211,156

COST OF GOODS SOLD	1,175,123	1,403,081	4,594,285	5,796,457

GROSS PROFIT	502,150	530,296	1,764,707	2,414,699

OPERATING EXPENSES
Selling, general and administrative expens	439,203	515,085	1,439,223	1,570,843
Depreciation and amortization expenses	147,790	173,083	480,209	516,679
Total operating expenses	586,993	688,168	1,919,432	2,087,522

INCOME (LOSS) FROM OPERATIONS	(84,843)	(157,872)	(154,725)	327,177

OTHER INCOME/(EXPENSES)
Interest income	17,667	24,479	53,191	72,865
Interest expense	(21,720)	(31,276)	(80,199)	(93,474)
Other income, net	9,148	9,623	30,523	29,179
Total other income, net	5,095	2,826	3,515	8,570

INCOME (LOSS) BEFORE INCOME TA	(79,748)	(155,046)	(151,210)	335,747

Provision for income taxes	35,077	25,754	105,960	186,292

NET INCOME (LOSS)	(114,825)	(180,800)	(257,170)	149,455
Less: net loss attributable to non- controlling interests	(2)	(18)	(6)	(18)
Net income (loss) attributable to China
Health Industries Holdings	(114,823)	(180,782)	(257,164)	149,473
Foreign currency translation gain/(loss)	162,205	35,113	(1,413,191)	26,672
Comprehensive income/(loss)	47,380	(145,687)	(1,670,361)	176,127
Less: comprehensive loss attributable to non- controlling interests	(1)	(36)	(14)	(36)
INCOME/(LOSS) ATTRIBUTABLE TO CHINA HEALTH INDUSTRIES HOLDINGS	$47,381	$(145,651)	$(1,670,347)	$176,163

Net income (loss) attributable to China Health Industries Holdings' shareholders per share are:
Basic & diluted income (loss) per share	$(0.002)	$(0.003)	$(0.004)	$0.002

Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	65,559,092	62,239,737	65,546,330	62,239,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	March 31,	March 31,
	2016	2015

Cash Flows from Operating Activities
Net income (loss) available to China Health Industries Holding	$(257,164)	$149,473
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	608,903	673,370
Provision for doubtful accounts	754	-
Noncontrolling interests	(6)	(18)
Share based compensation	225,000	-
Changes in operating assets and liabilities
Accounts receivable	20,290	883,986
Other receivables	(181)	35,166
Inventory	187,148	201,102
Advance to suppliers and prepaid expenses	(134,560)	108,546
Accounts payables and accrued expenses	(1,572)	(93,568)
Advance from customers and other payables	(59,389)	476,683
Wages payable	25,782	84,247
Taxes payable	86,850	(249,747)
Net cash provided by operating activities	701,855	2,269,240

Cash Flows from Investing Activities
Decrease in notes receivable	1,460	28,193
Purchases of property, plant and equipment	(83,093)	(21,643)
Increase in construction in progress	(60,059)	(534,508)
Net cash used in investing activities	(141,692)	(527,958)

Cash Flows from Financing Activities
Collection of related party debts	357,277	563,636
Repayment of related party debts	(45,245)	(517,627)
Net cash provided by financing activities	312,032	46,009

Effect of exchange rate changes on cash and cash equivalents	(817,536)	15,320

Net increase in cash and cash equivalents	54,659	1,802,611

Cash and cash equivalents, beginning balance	21,123,027	27,232,074

Cash and cash equivalents, ending balance	$21,177,686	$29,034,685

Supplemental cash flow information
Cash paid for income taxes	$346,183	$190,536
Cash paid for interest expense	$80,199	$93,474
Non-cash investing activities:

Loan from related party for the construction of a facility	$475,849	$493,363

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

As of March 31, 2016, the Company’s corporate structure was as follows:

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

The accompanying unaudited consolidated financial statements have been prepared by Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the years ended June 30, 2015 and 2014. These consolidated financial statements include all adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The results of operations for the nine months ended March 31, 2016 may not be indicative of results that may be expected for the year ended June 30, 2016.

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

As of March 31, 2016 and June 30, 2015, the Company’s uninsured bank balance was mainly maintained at financial institutions located in the PRC and HK, totaled $21,177,686 and $21,123,027 respectively. The Company has no insured bank balance as of March 31, 2016 and June 30, 2015, respectively.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. From November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales agents, whereas the payment terms for sales agents before November 1, 2013 were thirty (30) day. As a result, as of March 31, 2016 and June 30, 2015, the balances of accounts receivable were $1,355,328 and $1,431,298, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. As of March 31, 2016 and June 30, 2015, the balances of allowance for doubtful accounts were $44,489 and $45,489, respectively.

Advance to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials, or service providers for services relating to transactional activities, and records these payments as advance to suppliers. As of March 31, 2016 and June 30, 2015, advance to suppliers amounted to $214,736 and $69,120, respectively. The increase is mainly caused by the advanced payments to an investor relations company as of March 31, 2016, for its services starting on April 1, 2016.

Inventory

Inventory consists of raw materials, work in progress and finished goods of manufactured products.

Inventory is stated at lower of cost or market and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other entities of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor cost and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory as well as inventory the value of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. There was no inventory allowance provided for the nine months ended March 31, 2016 and 2015, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment,” and FASB ASC Topic 205, “Presentation of Financial Statements.” The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of March 31, 2016 and June 30, 2015, the Company has not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets for the nine months ended March 31, 2016 and 2015, respectively.

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

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment recorded for construction in progress for the nine months ended March 31, 2016 and 2015, respectively.

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

Revenue Recognition

The Company recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exits and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience for the nine months ended March 31, 2016 and 2015, respectively.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. As of March 31, 2016 and June 30, 2015, VAT payables were $217,887 and $219,553, respectively.

Sales-Related Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual VAT paid as taxes on maintaining and building cities and education additional fees, both of which belong to sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. Sales-related taxes for the nine months ended March 31, 2016 and 2015 were $116,259, and $143,987, respectively.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the nine months ended March 31, 2016 and 2015, the Company had no potential dilutive common stock equivalents outstanding.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes the existing guidance for lease accounting, “Leases (Topic 840).” ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments.” The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The amendments clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. All other entities must apply the new requirements for fiscal years beginning after December 15, 2017 and interim periods within fiscal years beginning after December 15, 2018. All entities have the option of adopting the new requirements early, including adoption in an interim period. If an entity early adopts the new requirements in an interim period, it must reflect any adjustments as of the beginning of the fiscal year that includes that interim period. The Company does not expect any material impact of this new standard on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In April 2016, the FASB released ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In April 2016, FASB issued Accounting Standards Update No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

NOTE 3 - ASSETS SALE

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

As of March 31, 2016, the transfer of the Assets had not been completed. The Company is striving to accelerate the process of the transfer.

NOTE 4 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable amounted to $1,355,328 and $1,431,298, respectively, net of allowance for doubtful accounts amounting to $44,489 and $45,489 as of March 31, 2016 and June 30, 2015, respectively.

NOTE 5 - INVENTORIES

Inventory consists of following:

	March 31, 2016	June 30, 2015
Raw Materials	$153,513	$189,004
Supplies and Packing Materials	148,012	19,565
Work-in-Progress	189,574	261,019
Finished Goods	130,437	371,651
Total	$621,536	$841,239

For the nine months ended March 31, 2016 and 2015, the Company has not made provision for inventory in regards to excessive, slow moving or obsolete items.

NOTE 6 - CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:

	March 31, 2016	June 30, 2015
Plant - HLJ Huimeijia	$725,043	$605,542
Plant and Production Lines - Huimeijia	1,861	1,935
Total	$726,904	$607,477

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for the plant, the estimated total cost of construction was approximately $2.09 million (RMB 12,800,000), anticipated to be completed by December 2016. As of March 31, 2016, 37% of construction had been completed and $725,043 (RMB 4,675,075) had been recorded as a cost of construction in progress.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2016	June 30, 2015
Building, Warehouses and Improvements	$4,494,011	$4,673,771
Machinery and Equipment	1,260,095	1,226,433
Office Equipment	71,458	134,932
Vehicles	210,732	232,511
Less Accumulated Depreciation	(2,029,974)	(1,952,553)
Total	$4,006,322	$4,315,094

Depreciation expense was $226,749 and $269,920 for the nine months ended March 31, 2016 and 2015, respectively. Depreciation expense charged to operations was $98,054 and $113,229 for the nine months ended March 31, 2016 and 2015, respectively. Depreciation expense charged to cost of goods sold was $128,695 and $156,690 for the nine months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the building of HLJ Huimeijia with the book value of $1,728,086 has been mortgaged for the working capital loan in the principal amount of $1,550,868 (RMB 10,000,000). As of June 30, 2015, the building of HLJ Huimeijia in the book value of $1,797,209 has been mortgaged for the working capital loan in the principal amount of $1,612,903 (RMB 10,000,000).

NOTE 8 - INTANGIBLE ASSETS

The following is a summary of intangible assets:

	March 31, 2016	June 30, 2015
Land Use Rights – Humankind	$982,938	$1,022,255
Health Supplement Product Patents – Humankind	4,652,605	4,838,709
Pharmaceutical Patents - HLJ Huimeijia	138,955	144,514
Land Use Rights - HLJ Huimeijia	672,315	699,208
Less: Accumulated Amortization	(2,007,175)	(1,692,389)
Total	$4,439,638	$5,012,297

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

Amortization expense charged to operations was $382,154 and $403,450 for the nine months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, land use rights of HLJ Huimeijia with the book value of $672,315 have been mortgaged for a working capital loan in the principal amount of $1,550,868 (RMB 10,000,000). As of June 30, 2015, land use rights of HLJ Huimeijia with a book value of $699,208 have been mortgaged for a working capital loan in the principal amount of $1,612,903(RMB 10,000,000).

NOTE 9 - SHORT-TERM LOAN

On November 12, 2015, HLJ Huimeijia entered into a short-term loan agreement with a bank for a working capital loan in the principal amount of RMB 10,000,000, at an interest rate of 5.66% from November 12, 2015 to November 10, 2016. The loan was secured by the land use right and the building of HLJ Huimeijia, with a maturity date of November 10, 2016. As of March 31, 2016 and June 30, 2015, the Company’s short-term loan was $1,550,868 and $1,612,903, respectively.

Interest expenses were $80,199 and $93,474 for the nine months ended March 31, 2016 and 2015, respectively. .

NOTE 10 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun consisted of the following:

	March 31, 2016	June 30, 2015
Mr. Xin Sun	$2,208,812	$1,872,830
Mr. Kai Sun	36,266	37,716
Total	$2,245,078	$1,910,546

These loans are unsecured and non-interest bearing and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun is a PRC citizen and a family member of Mr. Xin Sun, the CEO of the Company.

NOTE 11 - INCOME TAXES

(a) Corporate income taxes

United States

China Health US was organized in the United States. China Health US had no taxable income for US income tax purposes for the years ended June 30, 2015 and 2014, respectively. As of March 31, 2016, China Health US has a net operating loss carry forward for United States income taxes. Net operating loss carry forwards are available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and the continued losses of the US entity. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the nine months ended March 31, 2016 and 2015. Management reviews this valuation allowance periodically and makes adjustments accordingly.

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

The provision for income taxes on income consists of the following for the nine and three months ended March 31, 2016 and 2015:

Provision for income taxes consisted of:

	For the Nine Months Ended		For the Three Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Current provision :
USA	$-	$-	$-	$-
China	105,960	186,292	35,077	25,754
Total current provision	105,960	186,292	35,077	25,754
Deferred provision:
USA	-	-	-	-
China	-	-	-	-
Total deferred provision	-	-	-	-
Total provision for income taxes	$105,960	$186,292	$35,077	$25,754

Significant components of deferred tax assets were as follows:

	March 31, 2016	June 30, 2015
Deferred tax assets
Net operating loss carry forward	$46,764	$141,735
Allowance for doubtful accounts	-	-
Valuation allowance	(46,764)	(141,735)
Deferred tax assets, net	$-	$-

As of March 31, 2016 and June 30, 2015, the Company accrued a 100% valuation allowance on its deferred tax assets based on the assessment on the probability of future reversion.

(b) Uncertain tax positions

There were no unrecognized tax benefits as of March 31, 2016 and June 30, 2015, respectively. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the nine month ended March 31, 2016 and 2015, the Company did not incur any interest and penalties arising from its tax payments.

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

Since the Company terminated its rental agreement on January 9, 2013, it had no rental commitment as of March 31, 2016.

NOTE 13 - MAJOR SUPPLIERS AND CUSTOMERS

The Company had one supplier that in the aggregate accounted for 79% of the Company’s purchases for the nine months ended March 31, 2016.

The Company had one supplier that in the aggregate accounted for 64% of the Company’s purchases for the nine months ended March 31, 2015.

The Company had four customers that in the aggregate accounted for 43% of the Company’s total sales for the nine months ended March 31, 2016, with each customer accounting for 12%, 11%, 10% and 10%, respectively.

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

The following tables present summary information by segment for the nine and three months ended March 31, 2016 and 2015, respectively:

	For the Nine Months Ended March 31, 2016				For the Nine Months Ended March 31, 2015
	HLJ				HLJ
	Huimeijia	Humankind	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$705,089	$5,653,903	$-	$6,358,992	$1,286,898	$6,924,258	$-	$8,211,156
Cost of revenues	633,404	3,960,881	-	4,594,285	948,552	4,847,905	-	5,796,457
Gross profit	71,685	1,693,022	-	1,764,707	338,346	2,076,353	-	2,414,699
Interest expense	80,199	-	-	80,199	93,474	-	-	93,474
Depreciation and amortization	43,679	435,952	578	480,209	58,559	456,315	1,805	516,679
Income tax	-	105,960	-	105,960	-	186,292	-	186,292
Net income (loss)	(349,196)	317,882	(225,856)	(257,170)	(407,422)	558,878	(2,001)	149,455
Total capital expenditures	82,639	454	-	83,093	4,388	17,255	-	21,643
Total assets	$3,186,625	$37,013,289	$136,115	$40,336,029	$3,277,624	$38,008,963	$25,745	$41,312,332

	For the Three Months Ended March 31, 2016				For the Three Months Ended March 31, 2015
	HLJ				HLJ
	Huimeijia	Humankind	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$61,370	$1,615,903	$-	$1,677,273	$324,208	$1,609,169	$-	$1,933,377
Cost of revenues	45,300	1,129,823	-	1,175,123	255,376	1,147,705	-	1,403,081
Gross profit	16,070	486,080	-	502,150	68,832	461,464	-	530,296
Interest expense	21,720	-	-	21,720	31,276	-	-	31,276
Depreciation and amortization	15,454	132,147	189	147,790	27,292	143,986	1,805	173,083
Income tax	-	35,077	-	35,077	-	25,754	-	25,754
Net income (loss)	(107,278)	105,233	(112,780)	(114,825)	(256,188)	77,264	(1,876)	(180,800)
Total capital expenditures	78,096	-	-	78,096	1,445	16,443	-	17,888
Total assets	$3,186,625	$37,013,289	$136,115	$40,336,029	$3,277,624	$38,008,963	$25,745	$41,312,332

NOTE 15 - STOCK BASED COMPENSATION

On March 27, 2015, the Board of Directors (the “Board”) adopted the Company’s 2015 Equity Incentive Plan (the “Plan”), which became effective as of such date. The Plan is intended to be construed as an employee benefit plan that satisfies the requirements for exemption from the restrictions of Section 16(b) of the Exchange Act. A summary of the principal provisions of the Plan is set forth below.

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

NOTE 16 - SUBSEQUENT EVENTS

Under the law of PRC, a certificate of GMP (Good Manufacturing Practice) is required as a license for a pharmaceutical company to produce and sell its products. HLJ Huimeijia's current certificate of GMP expired by the end of December 2015. HLJ Huimeijia has applied a new certificate of GMP, which is expected to be obtained in July 2016. However, there is no assurance that it will obtain the new GMP certificate by such time. According to the law of PRC, HLJ Huimeijia must cease all production activities before getting the new GMP certificate. The equipment and production line is being reconstructed during the third and fourth quarter of the fiscal year 2016 for the purpose of applying for the new GMP certificate.

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

HLJ Huimeijia's current certificate of GMP expired by the end of December 2015. HLJ Huimeijia has applied a new certificate of GMP, which is expected to be obtained in July 2016. However, there is no assurance that we will obtain the new GMP certificate by such time. According to the law of PRC, HLJ Huimeijia must cease all production activities before getting the new GMP certificate. The equipment and production line is being reconstructed during the third quarter and fourth quarter of the fiscal year 2016 for the purpose of applying for the new GMP certificate. Although HLJ Huimeijia could sell inventory produced before the expiration of its GMP certificate, management anticipates there will be no or very little revenue generated by HLJ Huimeijia during such a period.

Our business is conducted through our sales agents and sales personnel. We sell our products directly to end customers by our own sales personnel as well as our sales agents, operating primarily in Jiangsu, Zhejiang, Gansu, Shanghai, Anhui and Beijing, where most of our revenues are generated. Our sales through agents in Beijing, Zhejiang, Jiangsu and Shanghai provinces accounted for 12%, 11%, 10% and 10% of our total sales, respectively, for the nine months ended March 31, 2016. Although we do not currently sell our products online, we expect to do so in the future.

Results of Operations

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

The following table summarizes the top lines of the results of our operations for the three months ended March 31, 2016 and 2015, respectively:

	March 31, 2016	March 31, 2015	Variance	%
Revenues	$1,677,273	$1,933,377	$(256,104)	(13.25%	)
Humankind	1,615,903	1,609,169	6,734	0.42%
HLJ Huimeijia	61,370	324,208	(262,838)	(81.07%	)
Cost of Goods Sold	$1,175,123	$1,403,081	$(227,958)	(16.25%	)
Humankind	1,129,823	1,147,705	(17,882)	(1.56%	)
HLJ Huimeijia	45,300	255,376	(210,076)	(82.26%	)
Gross Profit	$502,150	$530,296	$(28,146)	(5.31%	)
Humankind	486,080	461,464	24,616	5.33%
HLJ Huimeijia	16,070	68,832	(52,762)	(76.65%	)

Revenue

Total revenues decreased by $256,104, or 13.25%, for the three months ended March 31, 2016 as compared to the same period in 2015. The decrease in revenues was primarily due to a decrease of $262,838 or 81.07% in HLJ Huimeijia’s revenues, and partially offset by an increase of $6,734 or 0.42% in Humankind’s revenues for the three months ended March 31, 2016 as compared to the same period in 2015. The decrease of the sales revenue in HLJ Huimeijia was primary due to the expiration of its GMP certificate on December 31, 2015. During the three months ended March 31, 2016, HLJ Huimeijia ceased all production activities, reconstructed its equipment and production line in order to apply for the new GMP certificate and while selling inventory produced before expiration of GMP certificate.

Our total cost of sales decreased $227,958 or 16.25% for the three months ended March 31, 2016 as compared to the same period in 2015. The decrease in cost of sales was primarily due to a decrease of $17,882 or 1.56% in Humankind’s cost of sales mainly resulting from its effective cost control procedures and a decrease of $210,076 or 82.26% in HLJ Huimeijia’s cost of sales resulting from the decrease in sales volume for the three months ended March 31, 2016 as compared to the same period in 2015.

Our gross profit decreased $28,146 from $530,296 for the three months ended March 31, 2015 to $502,150 for the three months ended March 31, 2016. This decrease was mainly due to the decrease in HLJ Huimeijia’s sales volume as discussed above.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the three months ended March 31, 2016 and 2015, respectively:

		March 31, 2016			March 31, 2015
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Waterlilies Soft Capsule (Sailuozhi)	15,076	$938,286	55.94%	15,807	$1,031,381	53.34%
Propolis and Black Ant Capsule	24,145	677,613	40.40%	19,708	577,787	29.88%
HLJ Huimeijia
Muskiness Bone Strengthener Paste	74,232	16,901	1.01%	433,701	118,283	6.12%
Muskiness Pain Relieving Paste	9,036	1,186	0.07%	139,776	44,869	2.32%
Injury and Rheumatism Relieving Paste	90,635	23,344	1.39%	134,966	39,670	2.05%
Refining GouPi Cream	26,195	5,416	0.32%	295,896	67,981	3.52%
Enema Glycerini	133,140	11,336	0.68%	247,020	25,887	1.34%
Umguentum Acidi Borici Camphoratum	22,680	2,904	0.17%	41,440	13,070	0.68%
Pelvic Inflammation Suppository	-	-	0.00%	7,344	3,633	0.19%
Indometacin and Furazolidone Suppositories	-	-	0.00%	17,740	9,139	0.47%
Ge Hong Beriberi Water	1,130	287	0.02%	3,973	1,305	0.07%
Triamcinolone Acetonide and Neomycin Paste	-	-	0.00%	6,250	372	0.02%
Total		$1,677,273	100.00%		$1,933,377	100.00%

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2016 and 2015, respectively:

	March 31, 2016	March 31, 2015	Variance	%
Operating Expenses
Selling, general and administrative	$439,203	$515,085	$(75,882)	(14.73%	)
Depreciation and amortization	147,790	173,083	(25,293)	(14.61%	)
Total Operating Expenses	$586,993	$688,168	$(101,175)	(14.70%	)

Total operating expenses for the three months ended March 31, 2016 decreased $101,175 or 14.70%, as compared to the corresponding period in 2015. The decrease in operating expenses was attributable to a decrease of $75,882 or 14.73% in selling, general and administrative expenses and a decrease of $25,293 or 14.61% in depreciation and amortization expenses for the three months ended March 31, 2016 as compared to the same period of 2015. The decrease in selling, general and administrative expenses was mainly due to the expiration of HLJ Huimeijia GMP certificate on December 31, 2015. During the three months ended March 31, 2016, HLJ Huimeijia ceased all production activities and reconstructed equipment and production line in order to apply for the new GMP certificate. Accordingly, selling, general and administrative expenses of HLJ Huimeijia for the three months ended March 31, 2016 reduced. The decrease in depreciation and amortization expenses was primarily due to the disposal of property, plant and equipment of HLJ Huimeijia incurred during the second quarter of fiscal year 2016.

Interest Income and Interest Expense

Interest income was $17,667 for the three months ended March 31, 2016, as compared to $24,479 for the three months ended March 31, 2015. This decrease of $6,812, or 27.83%, was primarily because the Company made certain investments which reduced the average balance of deposits in the bank compared with the same period of last year.

Interest expense was $21,720 for the three months ended March 31, 2016, which has a decrease of $9,556 or 30.55%, as compared to $31,276 for the three months ended March 31, 2015. The decrease of interest expenses was mainly due to the decrease of short-term loan interest rate.

Income Taxes

Income taxes increased $9,323, or 36.20%, from $25,754 for the three months ended March 31, 2015 to $35,077 for the three months ended March 31, 2016. This was due to the increase in income before income taxes of one of the Company’s subsidiaries, Humankind, with an increase from $103,018 for the three months ended March 31, 2015 to $140,310 for the same period of 2016.

Net Loss and Loss Per Share

Net loss was $114,825 for the three months ended March 31, 2016, as compared to net loss of $180,800 for the three months ended March 31, 2015. This decrease of $65,975, or 36.49% in net loss was primarily attributable to the decrease in revenues in the amount of $256,104, partially offset by a decrease in cost of goods sold in the amount of $227,449 and a decrease in selling, general and administrative expenses in the amount of $75,882 for the three months ended March 31, 2016 as compared to the same period in 2015.

Loss per share was $0.002 for the three months ended March 31, 2016 and loss per share was $0.003 for the three months ended March 31, 2015. This decrease was primarily a result of the above decrease in net loss.

Nine months ended March 31, 2016 compared to the nine months ended March 31, 2015.

The following table summarizes the top lines of the results of our operations for the nine months ended March 31, 2016 and 2015, respectively:

	March 31, 2016	March 31, 2015	Variance	%
Revenues	$6,358,992	$8,211,156	$(1,852,164)	(22.56%	)
Humankind	5,653,903	6,924,258	(1,270,355)	(18.35%	)
HLJ Huimeijia	705,089	1,286,898	(581,809)	(45.21%	)
Cost of Goods Sold	$4,594,285	$5,796,457	$(1,202,172)	(20.74%	)
Humankind	3,960,881	4,847,905	(887,024)	(18.30%	)
HLJ Huimeijia	633,404	948,552	(315,148)	(33.22%	)
Gross Profit	$1,764,707	$2,414,699	$(649,992)	(26.92%	)
Humankind	1,693,022	2,076,353	(383,331)	(18.46%	)
HLJ Huimeijia	71,685	338,346	(266,661)	(78.81%	)

Revenue

Total revenues decreased by $1,852,164, or 22.56%, for the nine months ended March 31, 2016 as compared to the same period in 2015. The decrease in revenues was primarily due to a decrease of $1,270,355 or 18.35% in Humankind’s revenues and a decrease of $581,809 or 45.21% in HLJ Huimeijia’s revenues for the nine months ended March 31, 2016 as compared to the same period in 2015. The decrease of the sales revenue in Humankind was primary due to the contraction of China's health care products market. The decrease of the sales revenue in HLJ Huimeijia was primary due to the expiration of its GMP certificate on December 31, 2015. During the last three months prior to such an expiration date, HLJ Huimeijia reduced its production and marketing operating as more attention was paid to the preparation of manufacturing and technical improvement in order to meet the requirements for obtaining a new GMP certificate. Moreover, during the third quarter of fiscal year 2016, HLJ Huimeijia ceased all production activities, reconstructed its equipment and production line for the purpose of applying for the new GMP certificate while selling inventory produced before the expiration of GMP certificate.

Our total cost of sales decreased $1,202,172 or 20.74% for the nine months ended March 31, 2016 as compared to the same period in 2015. The decrease in cost of sales was primarily due to a decrease of $887,024 or 18.30% in Humankind’s cost of sales and a decrease of $315,148 or 33.22% in HLJ Huimeijia’s cost of sales for the nine months ended March 31, 2016 as compared to the same period in 2015, which were primarily due to the decrease in sales volume of Humankind and HLJ Huimeijia.

Our gross margin decreased $649,992 from $2,414,699 for the nine months ended March 31, 2015 to $1,764,707 for the nine months ended March 31, 2016. This decrease was due to the decrease in sales volume of Humankind and HLJ Huimeijia as discussed above. On the other hand, the new bonus packing of products with more units in one package were made by HLJ Huimeijia in order to adapt to the consumers’ changing preference, and the unit fixed production cost increased due to the decrease in total production output, which led to higher unit cost and lower unit gross profit. As a result, there was a lower percentage of cost decrease, compared with the deeper decrease in revenue, the gross profit and margin.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the nine months ended March 31, 2016 and 2015, respectively:

	March 31, 2016			March 31, 2015
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Waterlilies Soft Capsule (Sailuozhi)	54,929	$3,506,062	55.13%	64,682	$4,302,976	52.41%
Propolis and Black Ant Capsule	74,553	2,147,834	33.78%	87,877	2,621,281	31.92%
HLJ Huimeijia
Muskiness Bone Strengthener Paste	985,399	260,282	4.09%	1,553,616	432,121	5.26%
Muskiness Pain Relieving Paste	379,746	102,282	1.61%	653,964	194,201	2.37%
Injury and Rheumatism relieving Paste	330,168	92,283	1.45%	579,146	160,376	1.95%
Refining GouPi Cream	445,021	118,001	1.86%	839,651	218,448	2.66%
Enema Glycerini	932,166	92,413	1.45%	1,122,367	113,583	1.38%
Umguentum Acidi Borici Camphoratum	133,090	37,498	0.59%	194,387	62,141	0.76%
Injury and Paralysis Tincture	-	-	0.00%	19,876	20,372	0.25%
Pelvic Inflammation Suppository	-	-	0.00%	39,276	22,598	0.28%
Indometacin and Furazolidone Suppositories	1,100	450	0.01%	54,596	27,919	0.34%
Ge Hong Beriberi Water	6,480	1,887	0.03%	13,748	4,315	0.05%
Hydrogen Peroxide Solution	-	-	0.00%	96,710	10,758	0.13%
Triamcinolone Acetonide and Neomycin Paste	-	-	0.00%	292,350	20,067	0.24%
Total		$6,358,992	100.00%		$8,211,156	100.00%

Operating Expenses

The following table summarizes our operating expenses for the nine months ended March 31, 2016 and 2015, respectively:

	March 31, 2016	March 31, 2015	Variance	%
Operating Expenses
Selling, general and administrative	$1,439,223	$1,570,843	$(131,620)	(8.38%	)
Depreciation and amortization	480,209	516,679	(36,470)	(7.06%	)
Total Operating Expenses	$1,919,432	$2,087,522	$(168,090)	(8.05%	)

Total operating expenses for the nine months ended March 31, 2016 decreased $168,090 or 8.05%, as compared to the corresponding period in 2015. The decrease in operating expenses was primarily attributable to a decrease of $131,620 or 8.38% in selling, general and administrative expenses and a decrease of $36,470 or 7.06% in depreciation and amortization expenses. The decrease in selling, general and administrative expenses was mainly due to the expiration of HLJ Huimeijia GMP certificate on December 31, 2015. During the three months ended March 31, 2016, HLJ Huimeijia ceased all production activities and reconstructed equipment and production line in order to apply for the new GMP certificate, which resulted in the decrease of selling, general and administrative expenses for the nine months ended March 31, 2016 as compared to the same period in 2015. The decrease in depreciation and amortization expenses was primarily due to the disposal of property, plant and equipment of HLJ Huimeijia incurred during the second quarter of fiscal year 2016.

Interest Income and Interest Expense

Interest income was $53,191 for the nine months ended March 31, 2016, as compared to $72,865 for the nine months ended March 31, 2015. This decrease of $19,674, or 27.00%, was primarily because the Company made certain investments which reduced the average balance of deposits in the bank compared with the same period last year.

Interest expense was $80,199 for the nine months ended March 31, 2016, which has a decrease of $13,275 or 14.20%, as compared to $93,474 for the nine months ended March 31, 2015. The decrease of interest expenses was mainly due to the decrease of short-term loan interest rate.

Income Taxes

Income taxes decreased $80,332, or 43.12%, from $186,292 for the nine months ended March 31, 2015 to $105,960 for the nine months ended March 31, 2016. This was due to the decrease in income before income taxes of one of the Company’s subsidiaries, Humankind, with a decrease from $745,170 for the nine months ended March 31, 2015 to $423,842 for the same period of 2016.

Net Income (Loss) and Income (Loss) Per Share

Net loss was $257,170 for the nine months ended March 31, 2016, as compared to net income of $149,455 for the nine months ended March 31, 2015. This decrease of $406,625, or 272.07% in net income was primarily attributable to the decrease in revenues in the amount of $1,852,164, partially offset by a decrease in cost of goods sold of $1,174,444 and a decrease in selling, general and administrative expenses of $131,620 for the nine months ended March 31, 2016 as compared to the same period of 2015.

Loss per share was $0.004 for the nine months ended March 31, 2016 and income per share was $0.002 for the nine months ended March 31, 2015. This decrease was primarily a result of the above decrease in net income.

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

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of March 31, 2016 and June 30, 2015 and for the nine months ended March 31, 2016 and 2015:

	March 31, 2016	June 30, 2015
Cash and cash equivalents	$21,177,686	$21,123,027
Working capital	$25,741,431	$26,409,788
Inventories	$621,536	$841,239
	2016	2015
For the nine months ended March 31 :
Cash provided by (used in):
Operating activities	$701,855	$2,269,240
Investing activities	$(141,692)	$(527,958)
Financing activities	$312,032	$46,009

For the nine months ended March 31, 2016, our net increase in cash and cash equivalents totaled $54,659, which comprised of net cash provided by operating activities in the amount of $701,855 and net cash provided by financing activities in the amount of $312,032, offset by the negative effect of prevailing exchange rates on our cash position of $817,536 and net cash used in investing activities in the amount of $141,692.

For the nine months ended March 31, 2015, cash and cash equivalents increased $1,802,611 from $27,232,074 as of June 30, 2014 to $29,034,685 as of March 31, 2015, primarily attributable to net cash provided by operating activities in the amount of $2,269,240 and financing activities in the amount of $46,009, and the effect of exchange rate changes in the amount of $15,320, partially offset by net cash used in investing activities in the amount of $527,958.

Our working capital at March 31, 2016 was $25,741,431, compared to working capital of $26,409,788 at June 30, 2015. This decrease of $668,357 or 2.53% was primarily attributable to the decrease in short term investment in the amount of $310,174, the decrease in inventories in the amount of $219,703 and the increase in related party debts in the amount of $334,532, partially offset by the increase in advance to suppliers in the amount of $145,616.

Net cash provided by operating activities was $701,855 for the nine months ended March 31, 2016, primarily attributable to the net loss available to the Company in the amount of $257,164, the depreciation and amortization expenses of $608,903 and share based compensation of $225,000 as reconciled, and the decrease in inventory of $187,148, partially offset by the increase in advance to suppliers and prepaid expenses of $134,560. Net cash used in investing activities was $141,692 for the nine months ended March 31, 2016, primarily due to the increase in purchases of property, plant and equipment of $83,093 and the increase in construction in progress of $60,059, which is for the construction of a plant of HLJ Huimeijia to enhance its production capacity, expected to be completed by December 2016. Net cash provided by financing activities was $312,032 for the nine months ended March 31, 2016, attributable to the collections of related party debts in the amount of $357,277, offset by the repayment of related party debts in the amount of $45,245. The negative effect of exchange rate changes on cash and cash equivalents in the amount of $817,536 for the nine months ended March 31, 2016 was mainly a result of the effect of the devaluation of the RMB to the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 6.4480 to 1 and 6.2000 to 1 as of March 31, 2016 and June 30, 2015, respectively, and the average exchange rate from USD to RMB was 6.4096 for the nine months ended March 31, 2016.

Net cash provided by operating activities was $2,269,240 for the nine months ended March 31, 2015, primarily attributable to the net income available to the Company in the amount of $149,473, the depreciation and amortization expenses of $673,370 as reconciled, the decrease in account receivables of $883,986, the decrease in inventory of $201,102, the increase in advance from customers and other payables in the amount of $476,683 and the increase in wages payable of $84,247. Net cash used in investing activities was $527,958 for the nine months ended March 31, 2015, primarily attributable to an increase in construction in progress of $534,508, which is for the construction of a plant of HLJ Huimeijia to enhance its production capacity, expected to be completed by December 2016. Net cash provided by financing activities was $46,009 for the nine months ended March 31, 2015, attributable to the proceeds from related party debts in the amount of $563,636, offset by repayment of related party debts in the amount of $517,627. The positive effect of exchange rate changes on cash and cash equivalents in the amount of $15,320 for the nine months ended March 31, 2015 was mainly a result of the effect of the appreciation of the RMB to the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The foreign exchange rate of USD to RMB was 6.1990 to 1 as of March 31, 2015 and 6.2036 to 1 as of June 30, 2014, respectively and the average exchange rate from USD to RMB was 6.1821 for the nine months ended March 31, 2015.

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

Related Party Debts

We had related party debts of $2,245,078 as of March 31, 2016, as compared to $1,910,546 as of June 30, 2015, an increase of $334,532 or 17.51% .. The amount of related party debts mainly consists of a loan from Mr. Xin Sun, the CEO of the Company. The loan is unsecured and non-interest bearing and has no fixed terms of repayment. There was no written agreement for the loan.

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

There have been no material changes during the nine months ended March 31, 2016 in the Company’s significant accounting policies to those previously disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2015.

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

At the conclusion of the period ended March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.) Based upon that evaluation, our principal executive and principal financial officer concluded that, due to the material weakness in our internal control over financial reporting as discussed in our annual report on Form 10-K for the fiscal year ended June 30, 2015, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have come to management’s attention during the quarter ended March 31, 2016 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

/s/ Xin Sun
By:	Xin Sun
Title:	Chief Executive Officer and Chief Financial Officer
Date:	May 10, 2016

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document