Form 10-K
period 2016-06-30
China Health Industries Holdings, Inc.
filed 2016-09-28
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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
[   ] Yes     [X] No

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of December 31, 2015 was approximately $6,754,882.35 (45,032,549 shares of common stock held by non-affiliates) based upon the closing price of the common stock on such date.

As of September 14, 2016, there were 65,839,737 shares of common stock, par value $0.0001 issued and outstanding.

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

Our corporate structure as of June 30, 2016 was as below:

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

In the event that the Assets are failed to be transferred to the Buyer due to the fault of the Assets Transferors, the paid consideration shall be returned to the Buyer with interests accrued. If the failure of the transfer of the Assets is a result of the government policy changes or force majeure, the paid cash consideration shall be returned to the Buyer but without any interests. As of June 30, 2016, the transfer of the Assets had not been completed because the assets transfer crossed different provinces which resulted in a complicated interaction among the local administrations of Heilongjiang Province, where Huimeijia is located and Jilin Province, where the transferee is located. The Company is striving to accelerate the process of the transfer.

HLJ Huimeijia was founded on October 30, 2003, its latest GMP certificate was effective from November 12, 2009 to December 31, 2015. HLJ Huimeijia has applied a new certificate of GMP, which is expected to be obtained in April 2017. HLJ Huimeijia engages in the manufacture and distribution of tincture, ointments, rubber paste (including hormones), topical solution, suppositories, liniment (including traditional Chinese medicine extractions), enemas and oral liquids. Its predecessor is Heilongjiang Xue Du Pharmaceutical Co., Ltd., which had established brand name in the market through its supply of high-quality drug products. HLJ Huimeijia is a “high and new technology” enterprise that provides the most comprehensive types of topical medical products in Heilongjiang Province, a northeastern province of China.

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

- Dr. Xiao Brand Xingxing Soft Capsule (Guo Shi Jian Zi G20080080), which is effective in improving memory,

- Dr. Xiao Brand Vitamin A Fish Oil Soft Capsule (Guo Shi Jian Zi G20080406), which is effective in relieving eyestrain,

- Dr. Xiao Brand Colon Cleanser Granules (Guo Shi Jian Zi G20060061), which is effective in relaxing bowels and promoting the discharge of lead,

- Dr. Xiao Brand Jianli Soft Capsule (Guo Shi Jian Zi G20050710), which is effective in increasing immunity and relieving physical fatigue, and

- LB Brand Xinpin Capsule (Guo Shi Jian Zi G20050770), which is effective in dispelling chloasma.

The major suppliers of raw materials for our products who exceeded 10% of our total purchases in the fiscal years 2016 and 2015 are the following:

		Purchases
		(in U.S.	% of
	Name of Supplier	Dollars)	Purchases

FY2016	Shukui Wang	3,851,964	78.08%
FY2015	Shukui Wang	4,874,929	73.87%

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

Most of our products are sold to sales agents. In the fiscal year of 2015, our sales network covered 25 provinces and 4 Municipalities in China and our products were mainly sold in Beijing, Zhejiang, Jiangsu, Shanghai, Gansu, Anhui, Jilin and Shandong provinces or cities. In the fiscal year of 2016, due to the update of GMP certificate which prevents HLJ Huimeija from selling products during this period, our sales network covered 11 provinces and 4 Municipalities in China and our products were mainly sold in Beijing, Zhejiang, Jiangsu, Shanghai, Gansu, Anhui, Jilin and Liaoning provinces or cities.

E-business

We are in the process of building the infrastructure to conduct our business over the internet. A B2C e-business call and sales center has been established and will become an integral part of our distribution channel in the future. We have employed graduates from Tsinghua University, Harbin Industry University and Harbin Engineering University to develop the ERP, CRM and Office Automation software (“OA Software”) for our e-business. The OA Software has been used in our daily operation. The Company plans to sell its products via internet in the fiscal year of 2017.

Our Customers

We sell most of our products to sales agents, who are our customers. The sales agents sell the products to the end users.

Our customers who contributed more than 10% of our consolidated revenues during the past two fiscal years are as following.

		Sales (in
		U.S.	Percent of
Name	Products Sold	Dollars)	Sales
FY2016

Hao Liu	Waterlilies Soft Capsule, Propolis and Black Ant Capsule	917,000	11.73%

Yufeng Shen	Waterlilies Soft Capsule, Propolis and Black Ant Capsule	893,113	11.43%

Xiaomei Xu	Waterlilies Soft Capsule, Propolis and Black Ant Capsule	824,129	10.54%

Dawei Shen	Waterlilies Soft Capsule, Propolis and Black Ant Capsule	812,173	10.39%

FY2015

Hao Liu	Waterlilies Soft Capsule, Propolis and Black Ant Capsule	1,109,209	10.85%

Yufeng Shen	Waterlilies Soft Capsule, Propolis and Black Ant Capsule	1,100,924	10.77%

Manufacture

We manufacture our health food products on a plot of land located in Jin Xing Industrial Park, Songbei District, Harbin. On June 7, 2004, the Company entered into a Land Use Purchase Contract with the local government, pursuant to which the Company agreed to purchase the right to use a piece of land, approximately 8 acres (32,000 square meters), located in Harbin City, Heilongjiang Province for commercial purposes for a fifty-year period from June 7, 2004 through June 6, 2054, for $637,261 (RMB5,248,000). The Company has fully paid to the government the consideration for the land use right on June 13, 2004. The Department of Housing and Urban Development of Harbin City approved this transaction. The Company is in the process of applying for the title certificate from the local government. The manufacturing facility on the land is 4,000 square meters and there are five production lines which are sufficient for our purposes. We package our products in bottles, plastic containers and aluminum foil bags there.

After we acquired HLJ Huimeijia on November 22, 2013, we also manufacture our medicines and drugs using HLJ Huimeijia’s land, approximately 43,350 square meters, located in Hai-lin Economic Development Zone, Mudanjiang City. The manufacturing facilities occupy approximately 5,710 square meters. We plan to build new manufacturing facilities on the land. The expected construction cost is approximately $7,520,000 (RMB 50,000,000).

Our Development Strategy

We will focus on combining our products with traditional Chinese medicine, the creation of new products, and developing our B2C e-business and chain-stores. We plan to implement health management projects in our future chain-stores throughout China and establish a database of our clients’ health data obtained from our B2C e-business and call center.

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

The Future

Within the next ten years, our goals are to:

1.	Increase product coverage in target markets; achieve 20%-30% coverage

Our target market is the health industry market. Presently, we believe that our product coverage is approximately 0.2% . We plan to open distribution stores in different provinces of China to expand our coverage. We also plan to sell our products through B2C websites to our customers.

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

4.	Enter into the international market and create an internationally famous brand

Currently, our products are sold under the brand names “Qunle”, “Kindlink”, “Huimeijia” and “Dr. Xiao” in the PRC. Our goal is eventually to expand our sales abroad to countries such as the United States of America, Russia, and Eastern Europe and South-east Asian countries.

Our Business Plan

The plans designed to meet our manufacturing, marketing and profit targets include:

Manufacturing:

(a)	improving the manufacturing techniques and staff training;

(b)	guaranteeing high quality material supply;

(c)	strengthening the working procedure controls;

(d)	implementing GMP to ensure a compliance standard in the food and medical industries;

(e)	ensuring that all employees have adequate training in health regulations.

Marketing:

Adopt an effective marketing mode to:

(a)	utilize direct distribution of products to chain stores nationwide;

(b)	build business alliances with well-known enterprises to create private label brands;

(c)	expand the marketing of our products beyond the traditional methods.

Product Distribution:

(a)	enlarge our sales and marketing force while developing new markets;

(b)	strengthen the distribution channel by developing promotion strategies and participating in trade shows;

(c)	develop 1-3 new products to market each year;

(d)	develop new markets through innovation and research.

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

Compared with the U.S. and Australia, the Chinese domestic industry of healthcare products is emerging. The scale of this industry in 2014 is $14 billion. The per capita consumption level is $56 in the U.S., $41.6 in Australia, and $11.4 in China. According to the forecast conducted by Bain and Company, the scale of the industry in China will increase by 8% each year in the following four years, and reach $19.6 billion in 2018.

According to a report issued by BCG, the global management consulting firm based in Boston, titled “From Insight to Action: Capturing a Share of China’s Consumer Health Market”, Chinese consumers are increasingly health conscious and China’s growing health and wellness market is expected to reach nearly $70 billion by 2020.

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

We did not incur expenses for advertising and promotion for the fiscal year of 2016. We have budgeted approximately $500,000 for advertising and promotion for the fiscal year of 2017.

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

We have the following 15 trademarks(1):

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

			Humankind	7/7/2006 to 7/6/2016(2)

“Qunle”	3896026

No.5 : Food preparations adapted for medical purposes; Albuminous milk; Dietetic beverages adapted for medical purposes; Milk sugar; Diabetic bread; Albuminous foodstuffs for medical purposes; Food for babies; Dietetic substances adapted for medical use; Nutritional additives for medical purposes

			Humankind	7/7/2006 to 7/6/2016(2)

“Wangzu”	4857905

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

			Humankind	7/28/2011 to 7/27/2021

“DaLeNing”	5053772	No.5 : Medicine for human; Chinese patent drugs; Suppository; Tincture; Water aqua; Paste; Liniment; Medical lotion; Patch; Chemical pharmaceuticals preparations	HLJ Huimeijia	5/7/2009 to 5/6/2019

“Xuedu”	5053657	No.5 : Medicine for human; Chinese patent drugs; Suppository; Tincture; Water aqua; Paste; Liniment; Medical lotion; Patch; Chemical pharmaceuticals preparations	HLJ Huimeijia	5/7/2009 to 5/6/2019

“Xuedu” with an image	642099	No.5 : Paste	HLJ Huimeijia	5/21/2013 to 5/20/2023

“Tai Yan Li”	10014001	No.30: Honey, spirulina (non-medical), non-medical nutrient solution, non-medical nutrient lotion, non-medical nutrient powder, non-medical nutrient capsule, pastry, cereal, flour product.	Humankind	11/28/2012 to 11/27/2022

“Tai Yan Li”	10013969	No. 3: Cleanser lotion, soup, anti -bacterial hand soup, cleanser, cosmetics, conditioning gel, polish, essential oil.	Humankind	11/28/2012 to 11/27/2022

“Luo Qian’	8358643	No. 3: essential oil, fragrance essential oil, nourishing essential oil, cosmetic mask, cosmetic tools, cosmetics, cosmetic cleanser, perfume, weight-losing cosmetics, banishing essence.	Humankind	6/14/2011 to 6/13/2021

(1) The trademarks listed here have been spelt in Pinyin for the U.S. readers’ convenience. The original trademarks are in Chinese characters.

(2) The Company is applying for new valid term. Each trademark will be granted a six-month extension period for applying new valid term.

In addition, the trademark of “LB” and its associated image under the registration number 1738881 was transferred from Guangzhou Aoda Biology Beauty Healthy Technology Co., Ltd to us on March 19, 2015, from whom we acquired 12 health products in January 2013.

We have the right to use the following patents under the approval of National Bureau of Intellectual Property:

Patent
Categories	Name	Inventor/Designer	Patent No.	Duration	Owner

Invention Patent	Runchao Soft Capsule and Its Manufacturing Method	Xin Sun	ZL200610010394.4	August 10, 2006- August 9, 2026	Xin Sun*

Utility Patent	Heating System in Compression Coaster with Coating Wheels	ZhengJiang Huang	ZL201220485432.2	September 22, 2012- September 21, 2022	HLJ Huimeijia

Design Patent	Packing Box for Pain- relieving Ointment	Jianjun Wang	ZL201230448116.3	September 19, 2012- September 18, 2022	HLJ Huimeijia

Design Patent	Packing Box for Nasal Mucus-releiving Ointment	Jianjun Wang	ZL201230448676.9	September 19, 2012- September 18, 2022	HLJ Huimeijia

Design Patent	Packing Box for Gou Pi Plaster	Jianjun Wang	ZL201230447952.X	September 19, 2012- September 18, 2022	HLJ Huimeijia

Design Patent	Packing Box for Tendons and Bones Strengthening Musk Ointment	Jianjun Wang	ZL201230448670.1	September 19, 2012- September 18, 2022	HLJ Huimeijia

Design Patent	Packing Box for Pain- relieving Musk Ointment	Jianjun Wang	ZL201230448010.3	September 19, 2012- September 18, 2022	HLJ Huimeijia

*Mr. Sun verbally authorized the Company the right to use the patent.

The laws governing our business are as follows:

•	Pharmaceutical administration law of the PRC enacted January 12, 2001

•	Healthcare registration and administration law, enacted January 7, 2005

•	Measures for the Administration of Pharmaceutical Trade License, enacted January 4, 2004

•	Measures for the Supervision Over and Administration of Pharmaceutical Production, enacted May 8, 2004

•	Food Safety Law of the PRC, enacted June 1, 2009

•	Regulation on the Implementation of the Food Safety Law of the PRC, enacted July 20, 2009

•	Regional regulation: Heilongjiang Regional Medicinal Materials Resource Protection Bylaw, enacted January 8, 2005

•	Good Manufacturing Practice (GMP) Amendment, enacted January 17, 2011

In the PRC, a Good Manufacturing Practice Certification (“GMP Certification”) is required for companies that produce medical drugs and health supplements. It is also required to market our medical drugs and health supplements. According to the Administrative Rules of Drug Manufacturing and Certification issued by the CFDA of the PRC on September 7, 2005, the CFDA is responsible for the review and issuance of GMP Certification. To obtain a GMP Certification, a company shall submit its application; the CFDA will then conduct a technical review of the application materials; if such company passes the technical review, the CFDA will inspect the manufacturing site. The CFDA also conducts follow-up inspections on the manufacturing site. After the issuance of the GMP Certification, the CFDA may inspect the manufacturing site from time to time. The GMP Certifications of our wholly owned subsidiaries, Humankind, HLJ Huimeijia and Huimeijia, are valid through February 14, 2019, December 31, 2015, and July 22, 2014, respectively. For the GMP Certificate of HLJ Huimeijia’s, the Company has applied a new certificate, which is expected to be issued in April 2017. Once GMP Certification is obtained, we would be able to manufacture and market our products without further governmental approval. For the GMP Certificate of Huimeijia’s, the Company did not renew the GMP Certificate due to its pending assets sale to Xiuzheng Pharmacy.

Employees

As of June 30, 2016, we have 95 employees including 8 officers, 33 administrators, 32 sales persons and 22 workers in manufacturing. We believe that we are in compliance with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees.

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

We manufacture our products on a plot of land located in Jin Xing Industrial Park, Songbei District, Harbin. On June 7, 2004, the Company entered into a Land Use Purchase Contract with the local government, pursuant to which the Company agreed to purchase the right to use a piece of land, approximately 8 acres (32,000 square meters), located in Harbin County, Heilongjiang Province for commercial purposes for a fifty-year period from June 7, 2004 through June 6, 2054, for $637,261 (RMB 5,248,000). The Company has fully paid to the government the consideration for the land use right on June 13, 2004. The Department of Housing and Urban Development of Harbin City approved this transaction. The Company is in the process of applying for the title certificate from the local government. Due to certain re-zoning conducted by the local government, the estimate time to receive the title certificate is uncertain. The Company is thriving to accelerate the process. The manufacturing facility on the land is 4,000 square meters and there are five production lines which are sufficient for our operation. We package our products in bottles, plastic containers and aluminum foil bags.

After we acquired HLJ Huimeijia on November 22, 2013, we also manufacture our medicines and drugs using HLJ Huimeijia’s land, approximately 43,350 square meters, located in Hai-lin Economic Development Zone, Mudanjiang City. The manufacturing facilities occupy approximately 5,710 square meters. We plan to build new manufacturing facilities on the land. The expected construction cost is approximately $7,520,000 (RMB 50,000,000).

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

Market Information

Our common stock is traded over-the-counter on the OTC Markets QB Tier under the ticker “CHHE” and the market for the stock has been relatively inactive. The range of high and low bid quotations for the quarters of the last two years ended June 30, 2016 and 2015 for which financial statements are included is listed below. The quotations are taken from Yahoo Finance. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Calendar Quarter	High Bid	Low Bid

Fiscal Year ended June 30, 2015
First Quarter	$0.60	$0.03
Second Quarter	$0.18	$0.11
Third Quarter	$0.24	$0.11
Fourth Quarter	$0.20	$0.15

Fiscal Year ended June 30, 2016
First Quarter	$0.23	$0.10
Second Quarter	$0.15	$0.08
Third Quarter	$0.40	$0.05
Fourth Quarter	$0.86	$0.17

As of September 14, 2016, we had approximately 496 shareholders of record of our common stock, such number of holders does not include street name holders who hold shares by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. We will rely on dividends from Humankind for our funds and PRC regulations may limit the amount of funds distributed to us from Humankind, which will affect our ability to declare any dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

On March 27, 2015 the Board of Directors (the “Board”) adopted the Company’s 2015 Equity Incentive Plan (the “Plan”), which became effective as of such date. The total number of authorized shares under the Plan is 6,000,000 shares of common stock. For the material features of the Plan, please see Note 16.

The following table summarizes the number of shares of our common stock authorized for issuance under our the Plan as of June 30, 2016.

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights (a)	warrants and rights (b)	column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	0	-	2,700,000	(1)
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

Recent Sale of Unregistered Securities

On March 29, 2016, we issued 300,000 shares of Common Stock to our consultant as part of compensation for its services. The shares are restrictive with a standard legend under the Securities Act of 1933, as amended (the “Securities Act”). The issuance was in reliance upon the exemption afforded under Section 4(2) of the Securities Act. The shares had been returned to the Company, pending for procedures to finalize the cancellation. No other sales of unregistered securities were made in fiscal 2016.

Repurchase of Equity Securities

None.

Item 6.	Selected Financial Data.

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as captions elsewhere in this document, are forward-looking statements. In some cases, these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements, which reflect our view only as of the date of this report.

Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

•	the effect of political, economic, and market conditions and geopolitical events;

•	legislative and regulatory changes that affect our business;

•	the availability of funds and working capital; and

•	the actions and initiatives of current and potential competitors,

Except as required by applicable laws, regulations or rules, we do not undertake any responsibility to publicly release any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by any forward-looking statements.

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

HLJ Huimeijia's current certificate of GMP expired by the end of December 2015. HLJ Huimeijia has applied a new certificate of GMP, which is expected to be obtained in April 2017. However, there is no assurance that we will obtain the new GMP certificate by such time. According to the law of PRC, HLJ Huimeijia must cease all production activities before getting the new GMP certificate. The equipment and production line is being reconstructed from the third quarter of the fiscal year 2016 to the third quarter of the fiscal year 2017 for the purpose of applying for the new GMP certificate. Although HLJ Huimeijia could sell inventory produced before the expiration of its GMP certificate, management anticipates there will be no or very little revenue generated by HLJ Huimeijia during such a period.

Our business is conducted through our sales agents and sales personnel. We sell our products directly to end customers by our own sales personnel as well as our sales agents, operating primarily in Jiangsu, Zhejiang, Shanghai, Beijing, Anhui and Gansu, where most of our revenues are generated. Our sales through agents in Beijing, Zhejiang, Jiangsu and Shanghai provinces accounted for 12%, 11%, 11% and 10% of our total sales, respectively, for the year ended June 30, 2016. Although we do not currently sell our products online, we expect to do so in the future.

2017 Outlook

Overall, we anticipate our total revenues for the year ended June 30, 2017 versus the year ended June 30, 2016 to increase by 23% or approximately $1.8 million, with growth in all categories of our product sales, including the anticipated revenue from Humankind for approximately $9.3 million, mainly in the sales growth of Propolis and Black Ant Capsule, and from HLJ Huimeijia for approximately $0.3 million. The gross profit margin for the year ended June 30, 2017 is expected to be approximately 30%, and we estimate our overall net profit margin for the year ended June 30, 2017 to be approximately 10%. There is, however, no assurance that we will reach these projections.

Results of Operations

The following table summarizes the top lines of the results of our operations for the years ended June 30, 2016 and 2015, respectively:

	June 30, 2016	June 30, 2015	Variance	%
Revenues	$7,816,501	$10,226,052	$(2,409,551)	(23.56%	)
Humankind	7,113,023	8,656,245	(1,543,222)	(17.83%	)
HLJ Huimeijia	703,478	1,569,807	(866,329)	(55.19%	)
Cost of Goods Sold	$5,501,123	$7,290,174	$(1,789,051)	(24.54%	)
Humankind	4,920,644	6,086,263	(1,165,619)	(19.15%	)
HLJ Huimeijia	580,479	1,203,911	(623,432)	(51.78%	)
Gross Profit	$2,315,378	$2,935,878	$(620,500)	(21.14%	)
Humankind	2,192,379	2,569,982	(377,603)	(14.69%	)
HLJ Huimeijia	122,999	365,896	(242,897)	(66.38%	)

Revenue

Total revenues decreased by $2,409,551, or 23.56%, for the year ended June 30, 2016 as compared to the same period in 2015. The decrease in revenues was primarily due to a decrease of $1,543,222 or 17.83% in Humankind’s revenues and a decrease of $866,329 or 55.19% in HLJ Huimeijia’s revenues for the year ended June 30, 2016 as compared to the same period in 2015. The decrease of the sales revenue in Humankind was primarily due to the decrease in sales volume of Waterlilies Soft Capsule, which was caused by our shift of marketing focus from such product to Propolis and Black Ant Capsule. The decrease of the sales revenue in HLJ Huimeijia was primary due to the expiration of its GMP certificate on December 31, 2015. During the last three months prior to such an expiration date, HLJ Huimeijia reduced its production and marketing operation as more attention was paid to the preparation of manufacturing and technical improvement in order to meet the requirements for obtaining a new GMP certificate. Moreover, during the third quarter and fourth quarter of fiscal year 2016, HLJ Huimeijia ceased all production activities, reconstructed its equipment and production line for the purpose of applying for the new GMP certificate while selling inventory produced before the expiration of the GMP certificate.

Our total cost of sales decreased $1,789,051 or 24.54% for the year ended June 30, 2016 as compared to the same period in 2015. The decrease in cost of sales was primarily due to a decrease of $1,165,619 or 19.15% in Humankind’s cost of sales and a decrease of $623,432 or 51.78% in HLJ Huimeijia’s cost of sales for the year ended June 30, 2016 as compared to the same period in 2015, which were primarily due to the decrease in sales volume of Humankind and HLJ Huimeijia.

Our gross margin decreased $620,500 from $2,935,878 for the year ended June 30, 2015 to $2,315,378 for the year ended June 30, 2016. This decrease was due to the decrease in sales volume of Humankind and HLJ Huimeijia as discussed above. On the other hand, the new bonus packing of products with more units in one package were made by HLJ Huimeijia before the expiration of GMP certificate in order to adapt to the consumers’ changing preference, and the unit fixed production cost increased due to the decrease in total production output, while the total fixed cost includes equipment and plant depreciation and the salary of the production workers, most of which do not vary with production output. This led to higher unit cost and lower unit gross profit.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the years ended June 30, 2016 and 2015, respectively:

	June 30, 2016			June 30, 2015
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Waterlilies Soft Capsule (Sailuozhi)	64,323	$4,089,058	52.31%	81,459	$5,408,370	52.89%
Propolis and Black Ant Capsule	105,370	3,023,965	38.69%	108,995	3,247,876	31.76%
HLJ Huimeijia
Muskiness Bone Strengthener Paste	991,399	259,431	3.32%	1,900,489	530,890	5.19%
Muskiness Pain Relieving Paste	379,765	101,806	1.30%	748,259	224,284	2.19%
Injury and Rheumatism relieving Paste	332,318	92,069	1.18%	730,511	200,400	1.96%
Refining GouPi Cream	445,021	117,435	1.50%	968,856	256,856	2.51%
Enema Glycerini	945,211	93,101	1.19%	1,546,057	154,746	1.51%
Umguentum Acidi Borici Camphoratum	133,090	37,318	0.48%	194,747	62,186	0.61%
Injury and Paralysis Tincture	-	-	0.00%	19,876	20,354	0.20%
Pelvic Inflammation Suppository	-	-	0.00%	39,276	22,578	0.22%
Indometacin and Furazolidone Suppositories	1,100	440	0.01%	101,540	52,359	0.51%
Ge Hong Beriberi Water	6,480	1,878	0.02%	46,597	14,356	0.14%
Hydrogen Peroxide Solution	-	-	0.00%	96,710	10,748	0.11%
Triamcinolone Acetonide and
Neomycin Paste	-	-	0.00%	292,350	20,049	0.20%
Total		$7,816,501	100.00%		$10,226,052	100.00%

Operating Expenses

The following table summarizes our operating expenses for the years ended June 30, 2016 and 2015, respectively:

	June 30, 2016	June 30, 2015	Variance	%
Operating Expenses
Selling, general and administrative	$1,960,679	$2,123,459	$(162,780)	(7.67%	)
Depreciation and amortization	637,231	585,680	51,551	8.80%
Total Operating Expenses	$2,597,910	$2,709,139	$(111,229)	(4.11%	)

Total operating expenses for the year ended June 30, 2016 decreased $111,229 or 4.11%, as compared to the corresponding period in 2015. The decrease in operating expenses was primarily attributable to a decrease of $162,780 or 7.67% in selling, general and administrative expenses, partly offset by an increase of $51,551 or 8.80% in depreciation and amortization expenses. The decrease in selling, general and administrative expenses was mainly due to the expiration of HLJ Huimeijia GMP certificate on December 31, 2015. During the six months ended June 30, 2016, HLJ Huimeijia ceased all production activities and reconstructed equipment and production line in order to apply for the new GMP certificate, which resulted in the decrease of selling, general and administrative expenses for the year ended June 30, 2016 as compared to the same period in 2015. The increase in depreciation and amortization expenses was primarily due to the reversed adjustment of land use right amortization in 2015 caused by an estimated useful life change.

Interest Income and Interest Expense

Interest income was $72,328 for the year ended June 30, 2016, as compared to $97,432 for the year ended June 30, 2015. This decrease of $25,104, or 25.77%, was primarily because the Company made certain investments which reduced the average balance of deposits in the bank compared with the same period last year.

Interest expense was $102,253 for the year ended June 30, 2016, a decrease of $23,355 or 18.59%, as compared to $125,608 for the year ended June 30, 2015. The decrease of interest expenses was mainly due to the decrease of short-term loan interest rate.

Income Taxes

Income taxes increased $109,081, or 46.44%, from $234,905 for the year ended June 30, 2015 to $343,986 for the year ended June 30, 2016. This was due to the increase in income before income taxes of one of the Company’s subsidiaries, Humankind, with an increase from $939,619 for the year ended June 30, 2015 to $1,375,943 for the same period of 2016.

Net Income and Income Per Share

Net income was $159,587 for the year ended June 30, 2016, as compared to net income of $2,509 for the year ended June 30, 2015. This increase of $157,078, or 6260.58% in net income was primarily attributable to the increase in investment income in the amount of $776,337, partially offset by a decrease in gross profit of $620,500 for the year ended June 30, 2016 as compared to the same period of 2015.

Income per share was $0.002 and $0.000 for the years ended June 30, 2016 and 2015, respectively. This increase was primarily a result of the above increase in net income.

Liquidity and Capital Resources

We believe our current working capital position, together with our expected future cash flows from operations, loans from our major shareholder, will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months. However, this belief is based upon many assumptions and is subject to numerous risks, and there can be no assurance that we will not require additional funding in the future.

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of June 30, 2016 and 2015 and for the years ended June 30, 2016 and 2015:

	2016	2015
As of June 30:
Cash and cash equivalents	$29,791,730	$21,123,027
Working capital	$25,518,206	$26,409,788
Inventories	$419,987	$841,239

	2016	2015
For the years ended June 30:
Cash provided by (used in):
Operating activities	$1,888,414	$2,142,140
Investing activities	$7,610,748	$(8,682,581)
Financing activities	$908,536	$403,180

Cash and cash equivalents increased $8,668,703 from $21,123,027 as of June 30, 2015 to $29,791,730 as of June 30, 2016, primarily attributable to net cash provided by operating activities in the amount of $1,888,414, net cash provided by investing activities in the amount of $7,610,748 and net cash provided by financing activities in the amount of $908,536, offset by the negative effect of prevailing exchange rates on our cash position of $1,738,995.

Our working capital at June 30, 2016 was $25,518,206, compared to working capital of $26,409,788 at June 30, 2015. This decrease of $891,582 or 3.38% was primarily attributable to the increase in related party debts in the amount of $802,860.

Net cash provided by operating activities was $1,888,414 for the year ended June 30, 2016, primarily attributable to the net income available to the Company in the amount of $159,602, the depreciation and amortization expenses of $755,739 and share based compensation of $225,000 as reconciled, and the decrease in accounts receivable of $186,198, the decrease in inventory of $209,870 and the increase in taxes payable of $310,572.

Net cash provided by investing activities was $7,610,748 for the year ended June 30, 2016, primarily due to the recouping of short-term investment in the amount of $7,763,372.

Net cash provided by financing activities was $908,536 for the year ended June 30, 2016, attributable to the collections of related party debts in the amount of $955,893, offset by the repayment of related party debts in the amount of $47,357. The negative effect of exchange rate changes on cash and cash equivalents in the amount of $1,738,995 for the year ended June 30, 2016 was mainly a result of the effect of the devaluation of the RMB to the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 6.6459 to 1 and 6.2000 to 1 as of June 30, 2016 and 2015, respectively, and the average exchange rates from USD to RMB were 6.4405 to 1 and 6.1875 to 1 for the years ended June 30, 2016 and 2015, respectively.

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

Related Party Debts

We had related party debts of $2,713,406 as of June 30, 2016, as compared to $1,910,546 as of June 30, 2015, an increase of $802,860 or 42.02% .. The amount of related party debts mainly consists of a loan from Mr. Xin Sun, the CEO of the Company. The loan is unsecured and non-interest bearing and has no fixed terms of repayment. There was no written agreement for the loan. See Note 10.

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

INDEX TO CONSOLIDATED AND COMBINED STATEMENTS

Audited Consolidated and Combined Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated and Combined Balance Sheets as of June 30, 2016 and 2015

Consolidated and Combined Statements of Operations and Comprehensive Income For the Years Ended June 30, 2016 and 2015

Consolidated and Combined Statements of Equity For the Years Ended June 30, 2016 and 2015

Consolidated and Combined Statements of Cash Flows For the Years Ended June 30, 2016 and 2015

Notes to Consolidated and Combined Financial Statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Audited)

	June 30, 2016	June 30, 2015
ASSETS

Current assets
Cash and cash equivalents	$29,791,730	$21,123,027
Short term investment	-	8,064,516
Notes receivable	-	1,509
Accounts receivable, net	1,145,131	1,431,298
Inventory	419,987	841,239
Other receivables, net	35,484	39,852
Advance to suppliers	154,988	69,120
Total current assets	31,547,320	31,570,561

Property, plant and equipment, net	3,868,561	4,315,094
Intangible assets, net	4,191,059	5,012,297
Construction in progress	671,857	607,477
Total assets	$40,278,797	$41,505,429

LIABILITIES AND EQUITY

Current liabilities
Short-term loans	$1,504,687	$1,612,903
Accounts payable and accrued expenses	487,730	523,946
Other payables	37,052	29,684
Advance from customers	645,622	770,454
Related party debts	2,713,406	1,910,546
Wages payable	173,004	134,615
Taxes payable	467,613	178,625
Total current liabilities	6,029,114	5,160,773

Equity
Common stock, ($0.0001 par value, 300,000,000 shares authorized, 65,839,737 and 65,539,737 issued and outstanding as of June 30, 2016 and 2015, respectively)	6,554	6,404
Additional paid-in capital	521,987	297,137
Accumulated other comprehensive income	784,045	3,263,592
Statutory reserve	38,679	38,679
Retained earnings	32,898,244	32,738,642
Total stockholders' equity	34,249,509	36,344,454
Non-controlling interests	174	202
Total equity	34,249,683	36,344,656

Total liabilities and equity	$40,278,797	$41,505,429

The accompanying notes are an integral part of these consolidated and combined financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Audited)

	For the Year Ended
	June 30, 2016	June 30, 2015

REVENUE	$7,816,501	$10,226,052

COST OF GOODS SOLD	5,501,123	7,290,174

GROSS PROFIT	2,315,378	2,935,878

OPERATING EXPENSES
Selling, general and administrative expenses	1,960,679	2,123,459
Depreciation and amortization expenses	637,231	585,680
Total operating expenses	2,597,910	2,709,139

INCOME (LOSS) FROM OPERATIONS	(282,532)	226,739

OTHER INCOME/(EXPENSES)
Interest income	72,328	97,432
Interest expense	(102,253)	(125,608)
Investment income	776,337	-
Other income, net	39,693	38,851
Total other income, net	786,105	10,675

INCOME BEFORE INCOME TAXES	503,573	237,414

Provision for income taxes	343,986	234,905

NET INCOME	159,587	2,509
Less: net loss attributable to non-controlling interests	(15)	(52)
Net income attributable to China Health Industries Holdings	159,602	2,561
Foreign currency translation gain (loss)	(2,479,560)	20,582

Comprehensive income (loss)	(2,319,973)	23,091
Less: comprehensive income (loss) attributable to non-controlling interests	(28)	51

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHINA HEALTH INDUSTRIES HOLDINGS	$(2,319,945)	$23,040

Net income attributable to China Health Industries Holdings' shareholders per share are:
Basic & diluted loss per share	$0.002	$0.000

Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	65,616,175	63,044,395

The accompanying notes are an integral part of these consolidated and combined financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Audited)

						Accumulated
	Common Shares		Additional			Other	Total	Non-
			Paid-in	Retained	Statutory	Comprehensive	Stockholders'	controlling	Total
	Shares	Amount	Capital	Earnings	Reserve	Income (loss)	Equity	Interest	Equity

Balance, June 30, 2014	62,239,737	$6,224	27,317	$32,736,081	38,679	$3,242,959	$36,051,260	$253	$36,051,513

Net income	-	-	-	2,509	-	-	2,509	-	2,509

Accrued compensation expense for vested shares	3,300,000	180	-	-	-	-	180	-	180

Additional paid in capital	-	-	269,820	-	-	-	269,820	-	269,820

Other comprehensive loss - Translation adjustment	-	-	-	52	-	20,633	20,685	(51)	20,634

Balance, June 30, 2015	65,539,737	$6,404	$297,137	$32,738,642	$38,679	$3,263,592	36,344,454	202	36,344,656

Net income (loss)	-	-	-	159,602	-	-	159,602	(15)	$159,587

Accrued compensation expense for vested shares	300,000	150	224,850	-	-	-	225,000	-	225,000

Other comprehensive loss - Translation adjustment	-	-	-	-	-	(2,479,547)	(2,479,547)	(13)	(2,479,560)

Balance, June 30, 2016	65,839,737	$6,554	$521,987	$32,898,244	$38,679	$784,045	$34,249,509	$174	$34,249,683

The accompanying notes are an integral part of these consolidated and combined financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

	For the Year Ended
	June 30, 2016	June 30, 2015
Cash Flows from Operating Activities
Net loss available to China Health Industries Holdings	$159,602	$2,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	755,739	814,941
Provision for doubtful accounts	34,957	-
Provision for inventories	164,859	-
Non-controlling interests	(15)	(52)
Share based compensation	225,000	-
Changes in operating assets and liabilities
Accounts receivable	186,198	802,366
Other receivables	950	43,855
Inventory	209,870	197,703
Advance to suppliers and prepaid expenses	(141,197)	73,580
Accounts payables and accrued expenses	(1,240)	(103,735)
Advance from customers and other payables	(65,815)	471,798
Wages payable	48,934	65,161
Taxes payable	310,572	(226,038)
Net cash provided by operating activities	1,888,414	2,142,140

Cash Flows from Investing Activities
Increase in short term investment	-	(8,080,845)
Recouping of short term investment	7,763,372	-
Decrease in notes receivable	1,453	26,656
Purchases of property, plant and equipment	(93,304)	(21,624)
Increase in construction in progress	(60,773)	(606,768)
Net cash provided by (used in) investing activities	7,610,748	(8,682,581)

Cash Flows from Financing Activities
Compensation for vested shares	-	180
Collection of related party debts	955,893	650,354
Repayment of related party debts	(47,357)	(517,174)
Capital contributed by non-controlling interest owner	-	269,820
Net cash provided by financing activities	908,536	403,180

Effect of exchange rate changes on cash and cash equivalents	(1,738,995)	28,214

Net increase (decrease) in cash and cash equivalents	8,668,703	(6,109,047)

Cash and cash equivalents, beginning balance	21,123,027	27,232,074

Cash and cash equivalents, ending balance	$29,791,730	$21,123,027

Supplemental cash flow information
Cash paid for income taxes	$346,183	$336,058
Cash paid for interest expense	$102,253	$125,608

Non-cash activities:
Loan from related party for the construction of a facility	$473,566	$492,932

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

As of June 30, 2016, the Company’s corporate structure was as follows:

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

Principles of Consolidation

The accompanying consolidated financial statements include China Health US and its four subsidiary companies, including China Health HK, Humankind, Huimeijia, and HLJ Huimeijia. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

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

Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurements and Disclosures, ”clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

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

As of June 30, 2016 and 2015, the Company’s uninsured bank balance was mainly maintained at financial institutions located in the PRC and HK, totaled $29,791,730 and $21,123,027 respectively. The Company has no insured bank balance as of June 30, 2016 and 2015, respectively.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. From November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales agents, whereas the payment terms for sales agents before November 1, 2013 were thirty (30) day. As of June 30, 2016 and 2015, the balances of accounts receivable were $1,145,131 and $1,431,298, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. As of June 30, 2016 and 2015, the balances of allowance for doubtful accounts were $52,129 and $45,489, respectively.

Advance to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials, or service providers for services relating to construction plans for our plant, equipment and production lines for the GMP upgrading, and records these payments as advance to suppliers. As of June 30, 2016 and 2015, advance to suppliers amounted to $154,988 and $69,120, respectively.

Inventory

Inventory consists of raw materials, work in progress and finished goods of manufactured products.

Inventory is stated at lower of cost or market and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other entities of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor cost and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory as well as inventory the value of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. The inventory allowance with an amount of $164,859 and nil were provided for the years ended June 30, 2016 and 2015, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment,” and FASB ASC Topic 205, “Presentation of Financial Statements.” The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of June 30, 2016 and 2015, the Company has not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets for the years ended June 30, 2016 and 2015, respectively.

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

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment recorded for construction in progress for the years ended June 30, 2016 and 2015, respectively.

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

Revenue Recognition

The Company recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exits and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience for the years ended June 30, 2016 and 2015, respectively.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. As of June 30, 2016 and 2015, VAT payables were $183,813 and $219,553, respectively.

Sales-Related Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual VAT paid as taxes on maintaining and building cities and education additional fees, both of which belong to sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. Sales-related taxes for the years ended June 30, 2016 and 2015 were $144,420, and $143,987, respectively.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the years ended June 30, 2016 and 2015, the Company had no potential dilutive common stock equivalents outstanding.

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

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”, The amendments rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force (EITF) meeting. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: 1) Revenue and Expense Recognition for Freight Services in Process, which is codified in paragraph 605-20-S99-2; 2) Accounting for Shipping and Handling Fees and Costs, which is codified in paragraph 605-45-S99-1; 3) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor's Products), which is codified in paragraph 605-50-S99-1; 4) Accounting for Gas-Balancing Arrangements (i.e., use of the "entitlements method"), which is codified in paragraph 932-10-S99-5, which is effective upon adoption of ASU 2014-09. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients". The amendments, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) which requires credit losses on available-for-sale debt securities to be presented as an allowance rather than as a write-down. This approach is an improvement to current GAAP because an entity will be able to record reversals of credit losses (in situations in which the estimate of credit losses declines) in current period net income, which in turn should align the income statement recognition of credit losses with the reporting period in which changes occur. Current GAAP prohibits reflecting those improvements in current period earnings. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019, and requires a modified retrospective approach to adoption. Early adoption is permitted for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

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

As of June 30, 2016, the transfer of the Assets had not been completed because the assets transfer crossed different provinces which resulted in a complicated interaction among the local administrations of Heilongjiang Province, where Huimeijia is located and Jilin Province, where the transferee is located. The Company is striving to accelerate the process of the transfer.

NOTE 4 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable amounted to $1,145,131 and $1,431,298, respectively, net of allowance for doubtful accounts amounting to $52,129 and $45,489 as of June 30, 2016 and 2015, respectively.

NOTE 5 - INVENTORIES

Inventory consists of following:

	June 30, 2016	June 30, 2015
Raw Materials	$122,569	$189,004
Supplies and Packing Materials	130,472	19,565
Work-in-Progress	118,233	261,019
Finished Goods	48,713	371,651
Total	$419,987	$841,239

For the years ended June 30, 2016 and 2015, the Company has not made provision for inventory in regards to excessive, slow moving or obsolete items.

NOTE 6 - CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:

	June 30, 2016	June 30, 2015
Plant - HLJ Huimeijia	$670,051	$605,542
Plant and Production Lines - Huimeijia	1,806	1,935
Total	$671,857	$607,477

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for the plant, the estimated total cost of construction was approximately $2.09 million (RMB 12,800,000), anticipated to be completed by December 2016. As of June 30, 2016, 35% of construction had been completed and $670,051 (RMB 4,453,093) had been recorded as a cost of construction in progress.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30, 2016	June 30, 2015
Building, Warehouses and Improvements	$4,360,191	$4,673,771
Machinery and Equipment	1,232,861	1,226,433
Office Equipment	69,330	134,932
Vehicles	204,457	232,511
Less Accumulated Depreciation	(1,998,278)	(1,952,553)
Total	$3,868,561	$4,315,094

Depreciation expense was $255,330 and $364,932 for the years ended June 30, 2016 and 2015, respectively. Depreciation expense charged to operations was $136,822 and $141,753 for the years ended June 30, 2016 and 2015, respectively. Depreciation expense charged to cost of goods sold was $118,508 and $223,179 for the years ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, the building of HLJ Huimeijia with the book value of $1,676,627 has been mortgaged for the working capital loan in the principal amount of $1,504,687 (RMB 10,000,000). As of June 30, 2015, the building of HLJ Huimeijia in the book value of $1,797,209 has been mortgaged for the working capital loan in the principal amount of $1,612,903 (RMB 10,000,000).

NOTE 8 - INTANGIBLE ASSETS

The following is a summary of intangible assets:

	June 30, 2016	June 30, 2015
Land Use Rights – Humankind	$953,670	$1,022,255
Health Supplement Product Patents – Humankind	4,514,061	4,838,709
Pharmaceutical Patents - HLJ Huimeijia	134,817	144,514
Land Use Rights - HLJ Huimeijia	652,295	699,208
Less: Accumulated Amortization	(2,063,784)	(1,692,389)
Total	$4,191,059	$5,012,297

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

Amortization expense charged to operations was $500,409 and $443,925 for the years ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, land use rights of HLJ Huimeijia with the book value of $652,295 have been mortgaged for a working capital loan in the principal amount of $1,504,687 (RMB 10,000,000). As of June 30, 2015, land use rights of HLJ Huimeijia with a book value of $699,208 have been mortgaged for a working capital loan in the principal amount of $1,612,903(RMB 10,000,000).

NOTE 9 - SHORT-TERM LOAN

On November 12, 2015, HLJ Huimeijia entered into a short-term loan agreement with a bank for a working capital loan in the principal amount of RMB 10,000,000, at an interest rate of 5.66% from November 12, 2015 to November 10, 2016. The loan was secured by the land use right and the building of HLJ Huimeijia, with a maturity date of November 10, 2016. As of June 30, 2016 and 2015, the Company’s short-term loan was $1,504,687 and $1,612,903, respectively.

Interest expenses were $102,253 and $125,608 for the years ended June 30, 2016 and 2015, respectively.

NOTE 10 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun consisted of the following:

	June 30, 2016	June 30, 2015
Mr. Xin Sun	$2,678,220	$1,872,830
Mr. Kai Sun	35,186	37,716
Total	$2,713,406	$1,910,546

These loans are unsecured and non-interest bearing and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun is a PRC citizen and a family member of Mr. Xin Sun, the CEO of the Company.

NOTE 11 - INCOME TAXES

(a) Corporate income taxes

United States

China Health US was organized in the United States. China Health US had no taxable income for US income tax purposes for the years ended June 30, 2016 and 2015, respectively. As of June 30, 2016, China Health US has a net operating loss carry forward for United States income taxes. Net operating loss carry forwards are available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and the continued losses of the US entity. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the years ended June 30, 2016 and 2015. Management reviews this valuation allowance periodically and makes adjustments accordingly.

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

The provision for income taxes on income consists of the following for the years ended June 30, 2016 and 2015:

Provision for income taxes consisted of:

	For the Years Ended
	June 30,
	2016	2015
Current provision:
USA	$-	$-
China	343,986	234,905
Total current provision	343,986	234,905
Deferred provision:
USA	-	-
China	-	-
Total deferred provision	-	-
Total provision for income taxes	$343,986	$234,905

Significant components of deferred tax assets were as follows:

	June 30, 2016	June 30, 2015
Deferred tax assets
Net operating loss carry forward	$118,259	$141,735
Allowance for doubtful accounts	-	-
Valuation allowance	(118,259)	(141,735)
Deferred tax assets, net	$-	$-

As of June 30, 2016 and 2015, the Company accrued a 100% valuation allowance on its deferred tax assets based on the assessment on the probability of future reversion.

(b) Uncertain tax positions

There were no unrecognized tax benefits as of June 30, 2016 and 2015, respectively. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the years ended June 30, 2016 and 2015, the Company did not incur any interest and penalties arising from its tax payments.

NOTE 12 - EARNINGS PER SHARE

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

For the years ended June 30, 2016 and 2015, the Company does not have potential dilutive shares.

The following table sets forth the computation of basic and diluted net income per share:

	For the Years Ended
		June 30,
	2016	2015
Net income attributable to the common stockholders	$159,602	$2,561

Basic weighted average outstanding shares of common stock	65,616,175	63,044,395
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	$65,616,175	$63,044,395

Earnings per share:
Basic	$0.002	$0.000
Diluted	$0.002	$0.000

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

Since the Company terminated its rental agreement on January 9, 2013, it had no rental commitment as of June 30, 2016.

NOTE 14 - MAJOR SUPPLIERS AND CUSTOMERS

The Company had one supplier that accounted for 78% of the Company’s purchases for the year ended June 30, 2016.

The Company had one supplier that accounted for 67% of the Company’s purchases for the year ended June 30, 2015.

The Company had four customers that in the aggregate accounted for 44% of the Company’s total sales for the year ended June 30, 2016, with each customer accounting for 12%, 11%, 11% and 10%, respectively.

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

The following tables present summary information by segment for the years ended June 30, 2016 and 2015, respectively:

	For the Year Ended June 30, 2016				For the Year Ended June 30, 2015
	HLJ				HLJ
	Huimeijia	Humankind	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$703,478	$7,113,023	$-	$7,816,501	$1,569,807	$8,656,245	$-	$10,226,052
Cost of revenues	580,479	4,920,644	-	5,501,123	1,203,911	6,086,263	-	7,290,174
Gross profit	122,999	2,192,379	-	2,315,378	365,896	2,569,982	-	2,935,878
Interest expense	102,253	-	-	102,253	125,608	-	-	125,608
Depreciation and amortization	55,629	580,835	767	637,231	72,756	510,987	1,937	585,680
Income tax	-	343,986	-	343,986	-	234,905	-	234,905
Net income (loss)	(577,963)	1,031,957	(294,407)	159,587)	(426,579)	704,714	(275,626)	2,509
Total capital expenditures	92,860	444	-	93,304	4,384	17,240	-	21,624
Total assets	$2,969,121	$37,258,149	$51,527	$40,278,797	$3,358,615	$38,082,449	$64,365	$41,505,429

NOTE 16 - STOCK BASED COMPENSATION

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

On March 30, 2015, the Company granted 3,000,000 and 300,000 restricted shares to Mr. Xin Sun, Chief Executive Officer and Chief Financial Officer of the Company and an employee, respectively. The vesting periods of the restricted shares under the Plan were determined based on individual stock award agreements and was recognized as equity compensation for the fiscal years ended June 30, 2015 and 2016. The grant was pursuant to the Plan and a Restricted Stock Award Agreement, and was based on the exemption afforded by Regulation S under the Securities Act of 1933, as amended.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 in Internal Control—Integrated Framework. Our management has implemented and tested our internal control over financial reporting based on these criteria and did not identify any significant deficiencies and material weaknesses as of June 30, 2016. However, based on the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience, our management has considered this as a material weakness and determined that as of June 30, 2016, the internal control over financial reporting was not effective.

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

This report does not include an attestation report of our registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by our registered public accounting firm because we are a smaller reporting company.

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

Name	Age	Position
Xin Sun	50	Chairman (sole director), Chief Executive Officer, Chief Financial Officer and Treasurer

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

Based solely on our review of the copies of such reports, we believe that, with respect to the fiscal years ended June 30, 2016 there is no triggering event for the filing of any report under Section 16(a) by our sole officer and director, or by any of the persons known to us to own more than ten percent of our common stock

Meetings of Our Board of Directors

The Board held no meetings; however, the Board had resolved matters in written consent one time during the fiscal year ended June 30, 2016.

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

Director Compensation

We did not compensate our director for the fiscal year ended June 30, 2016. Going forward, however, we intend to implement a market-based director compensation program.

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

Directors and Officers of Humankind

The following table sets forth certain information as of June 30, 2016 concerning the directors and executive officers of Humankind:

Directors and Executive Officers	Position/Title	Age
Xin Sun	Chairman, Chief Financial Officer, Treasurer	50
Baosen Ma	President, Secretary, Director	48
Kai Sun	Director	45

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

SUMMARY COMPENSATION TABLE

(all figures in US Dollars)

						Non-Equity	Non-qualified
Name						Incentive	Deferred	All
and						Plan	Compensation	Other
Principal		Salary	Bonus	Stock	Option	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	Awards ($)	Awards ($)	($)	($)	($)	($)

Xin Sun, Chief Executive Officer, Chief Financial Officer	2016	48,717	0	225,000	N/A	N/A	N/A	N/A	273,717
	2015	45,095	0	225,000	N/A	N/A	N/A	N/A	270,095

Employment Agreements

We have no employment agreement with our sole principal executive officer, Mr. Xin Sun.

Equity Compensation Plan Information

The following table sets forth information regarding grants of awards to Named Executive Officer during the year ended June 30, 2016:

Grants of Plan-Based Awards

	Estimated future payouts under					Estimated future payouts under					All other
	non-equity incentive plan awards					equity incentive plan awards					option
									All other		awards:		Grant
									stock		Number		date
									awards:		of		fair
									Number		securities	Exercise or	value of
									of shares		underlyin	base price	stock
	Gran								of stock		g	of option	and
	t		Threshold(	Target($)	Maximum($	Threshold(#	Target(#)	Maximum(#	or		options(#)	awards($/Sh	option
Name	date	$	)		))			)	units(#)			)	awards
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)	(k)	(l)
Xin Sun, Chief Executiv e Officer, Chief Financia l Officer	-		-	-	-	-	-	-	3,000,000	(1)	-	$0.15	$225,000

(1) Among 3,000,000 shares of restricted shares of common stock granted to Mr. Xin Sun, 1,500,000 shares vested on May 30, 2015, 1,500,000 shares vested on March 30, 2016.

Outstanding Equity Awards at Fiscal Year-End

	Option awards					Stock awards
Equity
incentive
								Equity	plan
								incentive	awards:
								plan	market or
			Equity					awards:	payout
			incentive plan					number of	value of
			awards:				Market	unearned	unearned
	Number of	Number of	number of			Number of	value of	shares,	shares,
	securities	securities	securities			shares or	shares or	units or	units or
	underlying	underlying	underlying			units of	units of	other rights	other rights
	unexercised	unexercised	unexercised	Option	Option	stock that	stock that	that have	that have
	options(#)	options(#)	unearned	exercise	expiration	have not	have not	not	not
Name	exercisable	unexercisable	options(#)	price($)	date	vested(#)	vested(#)	vested(#)	vested($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Xin Sun, Chief Executive Officer, Chief Financial Officer	-	-	-	-	-	3,000,000	0.19*	-	570,000

*closing price as of June 30, 2016.

Option Exercises and Stock Vested

	Option awards		Stock awards
	Number of	Value	Number of	Value
	shares	realized	shares	realized
	acquired	on	acquired	on
	on	exercise	on vesting	vesting
Name	exercise	($)	(#)	($)
(#)
(a)	(b)	(c)	(d)	(e)

Xin Sun, Chief Executive Officer, Chief Financial Officer	-	-	3 ,000,000	$885,000

Directors’ and Officers’ Liability Insurance

We currently do not have insurance insuring directors and officers against liability; however, we are in the process of investigating the availability of such insurance.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than five percent of any class of voting securities, (ii) our director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of September 14, 2016.

The address of the beneficial owner listed below is Harbin Humankind Biology Technology Co. Limited, 168 Binbei Street, Songbei District, Harbin, Heilongjiang Province, PRC.

		Amount and Nature
Title of		of
			Percent of Class
Class	Name	Beneficial Owner	(1)

Common Stock	Xin Sun, Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer	20,507,188	31.1%

Common Stock	All officers and directors as a group (1 person)	20,507,188	31.1%

(1) Based on 65,839,737 total issued and outstanding shares of the Company as of September 14, 2016.

Mr. Xin Sun has the sole power to vote and dispose of all shares of common stock listed opposite his name. Mr. Sun did not and does not own any options or convertible securities.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Our company received temporary short-term loans from its majority owner and our sole director and principal executive officer, Mr. Xin Sun, a PRC citizen. These loans are unsecured and non-interest bearing, and have no fixed terms of repayment; therefore, they are deemed payable on demand. Cash flows classified as due to majority owner are classified as cash flows from financing activities. The total borrowings from Mr. Sun were $2,678,220 and $1,872,830 as of June 30, 2016 and June 30, 2015, respectively.

There were no interested imputed on the loans for the fiscal years 2016 and 2015, respectively.

Item 14.	Principal Accounting Fees and Services.

We were billed by CANUSWA ACCOUNTING & TAX SERVICES INC, (“Canuswa”), our independent public accountants, for the following professional services they performed for us during the fiscal year ended June 30, 2016 and 2015, as set forth in the table below:

	Auditors	Audit	Audit-	Tax	Other
		Fees	Related	Fees	Fees
			Fees

2016	Canuswa	$154,000
2015	Canuswa	$185,000	-	-	-
	KCCW	17,500

Pre-Approval Policies and Procedures

All of the services rendered to us by our independent registered public accountants were pre-approved by the Board.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:

3.1	Articles of Incorporation.		Exhibit 3.1 of the Company’s Registration Statement on Form 10-SB filed with the SEC on December 1, 2004.

3.2	By-laws.		Exhibits 3.2 of the Company’s Registration Statement on Form 10-SB filed with the SEC on December 1, 2004.

3.3	Certificate of Amendment, dated May 11, 2005.		Exhibits 3.3of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

3.4	Certificate of Amendment, dated November 12, 2008.		Exhibit 3.4 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

3.5	Certificate of Amendment, dated February 11, 2009.		Exhibit 3.5 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

4.1	Specimen of Common Stock Certificate		Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the SEC on September 29, 2014.

10.1	English Translation of Land Use Agreement, dated June 7, 2004, between Harbin Humankind Biology Technology Co. Limited and Harbin City, Daochu District, Songbei Township, Jinxin Village.		Exhibit 10.3 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.2	English Translation of Cooperative Agreement, dated September 17, 2008, between Harbin Humankind Biology Technology Co. Limited and the Commercial Bureau of Qing’an County.		Exhibit 10.5 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

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

Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 13, 2015.

10.11	China Health Industries Holdings, Inc. 2015 Equity Incentive Plan, effective as of March 27, 2015	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2015.

10.12	Form of the Restricted Stock Award Agreement	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2015.

10.13	English Translation of the Financial Management Agreement dated June 1, 2015, between Harbin Humankind Biology Technology Co., Limited and Harbin Hongxiang Investment Guarantee Co., Ltd.	Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed with the SEC on October 13, 2015.

10.14	English Translation of the Financial Management Agreement dated July 20, 2016, between Harbin Humankind Biology Technology Co., Limited and Harbin Hongxiang Investment Guarantee Co., Ltd.	x

21.1	List of Subsidiaries.	Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed with the SEC on October 13, 2015.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

32.1	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	x

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

By: /s/ Xin Sun

Date: September 28, 2016	Name: Xin Sun

Title: Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Xin Sun

Name: Xin Sun

Title:	Chief Executive Officer (principal executive officer),

Chief Financial Officer (principal financial officer and principal accounting officer) and sole director

Date:	September 28, 2016