Form 10-K/A
period 2016-06-30
China Health Industries Holdings, Inc.
filed 2016-09-29
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No.1 on Form 10-K/A (this “Amendment” or this “Form 10-K/A”) amends the Annual Report on Form 10-K of China Health Industries Holdings, Inc. (the “Company”) for the year ended June 30, 2016, as filed with the Securities and Exchange Commission on September 28, 2016 (the “Original Form 10-K”). This Amendment is being filed solely for the purpose to include the Report of Independent Registered Public Accounting Firm required in Part III, Item 8 of the Original Form 10-K. No other Parts or disclosures from the Original Form 10-K are amended in this Amendment other than Part III, Item 8 mentioned above, and except as required to reflect the matters set forth in such included disclosure, this Amendment does not reflect events or developments that have occurred after the date of the Original Form 10-K and does not modify or update disclosures presented in the Original Form 10-K in any way. Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T for the financial statements for the years ended June 30, 2016 and 2015 is incorporated by reference from the Original Form 10-K.

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

INDEX TO CONSOLIDATED AND COMBINED STATEMENTS

Audited Consolidated and Combined Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2016 and 2015

Consolidated Statements of Operations and Comprehensive Income For the Years Ended June 30, 2016 and 2015

Consolidated Statements of Equity For the Years Ended June 30, 2016 and 2015

Consolidated Statements of Cash Flows For the Years Ended June 30, 2016 and 2015

Notes to Consolidated Financial Statements

CANUSWA ACCOUNTING & TAX SERVICES INC.

16301 NE 8th Street, Suite 138, Bellevue, WA 98008
Tel: 408-329-6249/425-516-7453
E-mail: info@canuswa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Health Industries Holdings, Inc.

We have audited the accompanying consolidated balance sheets of China Health Industries Holdings, Inc. as of June 30, 2016 and 2015, and the related consolidated statements of operation, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Health Industries Holdings, Inc. as of June 30, 2016 and 2015 and the results of its operation and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Canuswa Accounting & Tax Services Inc.
Bellevue, WA 98008
Sept. 27, 2016

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

Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 13, 2015.

10.11	China Health Industries Holdings, Inc. 2015 Equity Incentive Plan, effective as of March 27, 2015	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2015.

10.12	Form of the Restricted Stock Award Agreement	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2015.

10.13	English Translation of the Financial Management Agreement dated June 1, 2015, between Harbin Humankind Biology Technology Co., Limited and Harbin Hongxiang Investment Guarantee Co., Ltd.	Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed with the SEC on October 13, 2015.

10.14	English Translation of the Financial Management Agreement dated July 20, 2016, between Harbin Humankind Biology Technology Co., Limited and Harbin Hongxiang Investment Guarantee Co., Ltd.	Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2016.

21.1	List of Subsidiaries.	Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed with the SEC on October 13, 2015.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

32.1	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	x

101.INS	XBRL Instance Document	The Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2016.

101.SCH	XBRL Taxonomy Extension Schema Document	The Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2016.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	The Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2016.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	The Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2016.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	The Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2016.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	The Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

By: /s/ Xin Sun
Date: September 29, 2016	Name: Xin Sun

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

Date: September 29, 2016