Form 10-Q
period 2016-09-30
China Health Industries Holdings, Inc.
filed 2016-11-14
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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
Yes [  ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 4, 2016, there were 65,839,737 shares of common stock, $0.0001 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	June 30,
	2016	2016
ASSETS

Current assets
Cash and cash equivalents	$20,778,742	$29,783,152
Short term investment	8,997,526	-
Interest receivable	224,938	-
Accounts receivable, net	962,055	1,145,131
Inventory	452,029	414,784
Other receivables, net	35,472	35,484
Advance to suppliers	153,816	154,430
Current assets held for discontinued operation	14,291	14,339
Total current assets	31,618,869	31,547,320

Property, plant and equipment, net	3,772,529	3,866,765
Intangible assets, net	4,065,541	4,191,059
Construction in progress	676,307	670,051
Other assets held for discontinued operation	3,589	3,602
Total assets	$40,136,835	$40,278,797

LIABILITIES AND EQUITY

Current liabilities
Short-term loans	$1,499,588	$1,504,687
Accounts payable and accrued expenses	465,996	487,172
Other payables	32,563	37,036
Advance from customers	190,025	164,122
Related party debts	2,790,852	2,713,406
Wages payable	198,528	173,004
Taxes payable	322,904	467,674
Current liabilities held for discontinued operation	480,384	482,013
Total current liabilities	5,980,840	6,029,114

Equity
Common stock, ($0.0001 par value, 300,000,000 shares authorized, 65,839,737 and 65,839,737 issued and outstanding as of September 30, 2016 and June 30, 2016, respectively)	6,554	6,554
Additional paid-in capital	521,987	521,987
Accumulated other comprehensive income	666,335	784,045
Statutory reserve	38,679	38,679
Retained earnings	32,922,267	32,898,244
Total stockholders' equity	34,155,822	34,249,509
Non-controlling interests	173	174
Total equity	34,155,995	34,249,683

Total liabilities and equity	$40,136,835	$40,278,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended
	September 30, 2016	September 30, 2015

REVENUE	$1,180,168	$1,956,068

COST OF GOODS SOLD	755,285	1,418,964

GROSS PROFIT	424,883	537,104

OPERATING EXPENSES
Selling, general and administrative expenses	430,264	348,879
Depreciation and amortization expenses	148,875	181,961
Total operating expenses	579,139	530,840

INCOME (LOSS) FROM OPERATIONS	(154,256)	6,264

OTHER INCOME/(EXPENSES)
Interest income	19,909	18,107
Interest expense	(21,686)	(31,624)
Investment income	225,093	-
Other income, net	8,993	9,519
Total other income (expenses), net	232,309	(3,998)

INCOME BEFORE INCOME TAXES	78,053	2,266

Provision for income taxes	54,030	32,406

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	24,023	(30,140)

NET LOSS FROM DISCONTINUED OPERATIONS	-	(196)

NET INCOME (LOSS)	24,023	(30,336)
Less: net loss attributable to non-controlling interests	-	(2)
NET INCOME (LOSS) ATTRIBUTABLE TO CHINA HEALTH INDUSTRIES HOLDINGS	24,023	(30,334)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	24,023	(30,140)

NET LOSS FROM DISCONTINUED OPERATIONS	-	(196)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(117,711)	(899,478)

COMPREHENSIVE LOSS	(93,688)	(929,814)
Less: comprehensive loss attributable to non-controlling interests	(1)	(7)
COMPREHENSIVE LOSS ATTRIBUTABLE TO CHINA HEALTH INDUSTRIES HOLDINGS	$(93,687)	$(929,807)
Net income (loss) attributable to China Health Industries Holdings' shareholders per share are:
Basic & diluted income (loss) per share	$0.0004	$(0.0005)

Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	65,616,175	65,539,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	September 30,	September 30,
	2016	2015
Cash Flows from Operating Activities
Net income (loss) available to China Health Industries Holdings	$24,023	$(30,334)
Net loss from discontinued operations	-	(196)
Net income (loss) from continuing operations	24,023	(30,138)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expenses	192,577	233,185
Provision for doubtful accounts	(1,243)	2,765
Non-controlling interests	-	(2)
Short term investment income	(225,093)	-
Changes in operating assets and liabilities
Accounts receivable	178,748	48,951
Other receivables	(111)	(856)
Inventory	(38,678)	(41,387)
Advance to suppliers and prepaid expenses	90	(22,577)
Accounts payables and accrued expenses	(19,544)	61,205
Advance from customers and other payables	22,130	10,974
Wages payable	26,128	(85,462)
Taxes payable	(143,283)	33,632
Net cash provided by operating activities from continuing operations	15,744	210,290
Net cash provided by operating activities from discontinued operations
Net cash provided by operating activities	15,744	210,290

Cash Flows from Investing Activities
Expenditure in short term investment	(9,003,737)	-
Notes receivable	-	571
Purchases of property, plant and equipment	-	(454)
Expenditure in construction in progress	(6,718)	(28,299)
Net cash used in investing activities from continuing operations	(9,010,455)	(28,182)
Net cash used in investing activities from discontinued operations	-	-
Net cash used in investing activities	(9,010,455)	(28,182)

Cash Flows from Financing Activities
Proceeds from related party debts	85,085	49,181
Net cash provided by financing activities from continuing operations	85,085	49,181
Net cash provided by financing activities from discontinued operations	-	-
Net cash provided by financing activities	85,085	49,181

Effect of exchange rate changes on cash and cash equivalents from continuing operations	(94,784)	(518,767)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	(29)	(226)

Net decrease in cash and cash equivalents from continuing operations	(9,004,410)	(287,478)
Net decrease in cash and cash equivalents from discontinued operations	(29)	(226)

Cash and cash equivalents, beginning balance from continuing operations	29,783,152	21,113,832
Cash and cash equivalents, beginning balance from discontinued operations	8,578	9,195

Cash and cash equivalents, ending balance from continuing operations	$20,778,742	$20,826,354
Cash and cash equivalents, ending balance from discontinued operations	$8,549	$8,969

Supplemental cash flow information
Cash paid for income taxes	$201,142	$336,058
Cash paid for interest expense	$21,686	$31,624

Non-cash activities:
Loan from related party for the construction of a facility	$457,690	$483,876

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

China Health Industries Holdings Limited (“China Health HK”) was incorporated on July 20, 2007 in Hong Kong under the Companies Ordinance as a limited liability company. China Health HK was formed for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship as defined by Financial Accounting Standards Board (“FASB”) ACS Topic 915 (“Development Stage Entities”).

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

On December 24, 2014, Humankind entered into a Stock Transfer Agreement (the “Original Agreement”) with Xiuzheng Pharmaceutical Group Co., Ltd. a company incorporated under the laws of the People’s Republic of China and located in Jilin province (“Xiuzheng Pharmacy” or the “Buyer”), Mr. Xin Sun, the CEO of the Company, and Huimeijia, a 99% owned subsidiary of Humankind and 1% owned by Mr. Xin Sun, pursuant to which, Humankind and Mr. Xin Sun (the “Equity Holders”), shall sell their respective equity interests in Huimeijia, to Xiuzheng Pharmacy. On February 9, 2015, the four parties entered into a supplementary agreement (the “Supplementary Agreement”) to modify the terms of the Original Agreement, pursuant to which, the Equity Holders and Huimeijia (collectively the “Assets Transferors”) shall only sell the 19 drug approval numbers (the “Assets”) to Xiuzheng Pharmacy. The Equity Holders will retain the equity interests in Huimeijia, but will have the equity interests pledged to Xiuzheng Pharmacy until the Assets are transferred. On October 12, 2016, the four parties agreed to rescind the Supplementary Agreement and entered into a new supplementary agreement, pursuant to which, the four parties agreed to execute the transfer of the equity interests based on the Original Agreement, and according to which the Equity Holders shall sell their respective equity interests in Huimeijia to Xiuzheng Pharmacy for a total cash consideration of RMB 8,000,000 (approximately $1,306,186, the “Purchase Price”) to the Equity Holders. As of the date of this report, 40% of the Purchase Price was paid and the Company has completed the changes in business registration and Xiuzheng Pharmacy obtained the newly issued document evidencing its ownership on Huimeijia, which is the business license issued by the local State Administration of Industry and Commerce in Harbin (“Harbin SAIC”) to Huimeijia where the ownership of Huimeijia has now been recorded as held by Xiuzheng Pharmacy with Harbin SAIC, and the legal representative (a person that is authorized to take most of the corporate actions on behalf of a company under the corporate laws in China) of Huimeijia has now become a person designated by the Buyer. The transfer of all the drugs to the Buyer and the remainder of the Purchase Price are pending to be processed (See Note 3). As of September 30, 2016, the results of operations of Huimeijia business are reflected in the Company’s unaudited condensed consolidated financial statements as discontinued operations.

China Health US, China Health HK, Humankind, Huimeijia and HLJ Huimeijia are collectively referred herein to as the “Company.”

As of September 30, 2016, the Company’s corporate structure was as follows:

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States ("US GAAP") and have been consistently applied in the preparation of the unaudited condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared by Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. These unaudited condensed consolidated financial statements include all adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The results of operations for the three months ended September 30, 2016 may not be indicative of results that may be expected for the year ended June 30, 2017.

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

Reclassifications

Certain prior year balances were reclassified to conform to the current period's presentation with consideration of reflecting Huimeijia business as discontinued operations. None of these reclassifications had an impact on reported financial position or cash flows for any of the periods presented.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB ASC Topic 820 that applies to the Company requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheets, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

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

As of September 30, 2016 and June 30, 2016, the Company’s uninsured bank balance was mainly maintained at financial institutions located in the PRC and HK. The uninsured bank balances of continuing operations were $20,778,742 and $29,783,152 as of September 30, 2016 and June 30, 2016, respectively. The uninsured bank balances of discontinued operations were $8,549 and $8,578 as of September 30, 2016 and June 30, 2016, respectively. The Company has no insured bank balance as of September 30, 2016 and June 30, 2016, respectively.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. From November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales agents, whereas the payment terms for sales agents before November 1, 2013 were thirty (30) day. As of September 30, 2016 and June 30, 2016, the balances of accounts receivable from the continuing operations, were $962,055 and $1,145,131, respectively. As of September 30, 2016 and June 30, 2016, the balances of accounts receivable from discontinued operations, were both nil. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. The Company has determined that an allowance of $50,710 and $52,129 from the continuing operations was appropriate as of September 30, 2016 and June 30, 2016, respectively. The Company has determined that an allowance of nil from discontinued operations was appropriate as of September 30, 2016 and June 30, 2016.

Advance to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials, or service providers for services relating to construction plans for its plant, equipment and production lines for the GMP upgrading, and records these payments as advance to suppliers. As of September 30, 2016 and June 30, 2016, advance to suppliers, held for continuing operations, amounted to $153,816 and $154,430, respectively. As of September 30, 2016 and June 30, 2016, advance to suppliers, held for discontinued operations, amounted to $556 and $558, respectively.

Inventory

Inventory consists of raw materials, work in progress and finished goods of manufactured products.

Inventory is stated at lower of cost or market and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other entities of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor cost and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory as well as inventory the value of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. There was no inventory allowance, held for continuing operations and discontinued operations, provided for the three months ended September 30, 2016 and 2015, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment,” and FASB ASC Topic 205, “Presentation of Financial Statements.” The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of September 30, 2016 and June 30, 2016, the Company had not experienced impairment losses on its long-lived assets for both the continuing and discontinued operations. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets, held for both the continuing and discontinued operations, for the three months ended September 30, 2016 and 2015, respectively.

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

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment recorded for construction in progress, held for both the continuing and discontinued operations, for the three months ended September 30, 2016 and 2015, respectively.

Revenue Recognition

The Company recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exits and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience, held for both the continuing and discontinued operations, for the three months ended September 30, 2016 and 2015, respectively.

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

In July 2006, the FASB issued FIN 48(ASC 740-10), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (ASC 740),” which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48(ASC 740-10), tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. As of September 30, 2016 and June 30, 2016 VAT payables from the continuing operations were $197,378 and $183,813, respectively. As of September 30, 2016 and June 30, 2016, VAT payables were both nil for the discontinued operations.

Sales-Related Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual VAT paid as taxes on maintaining and building cities and education additional fees, both of which belong to sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. Sales-related taxes from the continuing operations were $22,637 and $33,901 for the three months ended September 30, 2016 and 2015, respectively. Sales-related taxes from the discontinued operations were both nil for the three months ended September 30, 2016 and 2015.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the three months ended September 30, 2016 and 2015, the Company had no potential dilutive common stock equivalents outstanding.

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

Recent Accounting Pronouncements

In August 2016, the FASB has issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4)Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In October 2016, the FASB has issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments require an entity to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and remove the exception to postpone recognition until the asset has been sold to an outside party. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. For all other entities, the amendments are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In October 2016, the FASB has issued ASU No. 2016-17, Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control, to provide guidance on the evaluation of whether a reporting entity is the primary beneficiary of a VIE by amending how a reporting entity, that is a single decision maker of a VIE, treats indirect interests in that entity held through related parties that are under common control. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

NOTE 3 - ASSETS SALE

On December 24, 2014, Humankind entered into a stock transfer agreement (the “Original Agreement”) with Xiuzheng Pharmaceutical Group Co., Ltd. a company incorporated under the laws of the People’s Republic of China and located in Jilin province (“Xiuzheng Pharmacy”or the “Buyer”), Mr. Xin Sun, the CEO of the Company, and Huimeijia, pursuant to which, Humankind and Mr. Xin Sun (the “Equity Holders”), shall sell their respective equity interests in Huimeijia to Xiuzheng Pharmacy. The transfer of the 100% equity interests of Huimeijia to the Buyer was for a total cash consideration of RMB 8,000,000 (approximately $1,306,186) to the Equity Holders.

On February 9, 2015, the four parties entered into a supplementary agreement (the “Supplementary Agreement”) to modify the terms of the Original Agreement, pursuant to which, the Equity Holders and Huimeijia (collectively the “Assets Transferors”) shall only sell the 19 drug approval numbers (including the tablet, capsule, powder, mixture, oral liquid, syrup and oral solution under the 19 approval numbers; licenses including the original copies of Business License, Organization Code Certificate, Tax Registration Certificate, Drug Production Permit and GMP Certificate, and other documents and original copies related to the production and operation of the 19 drugs) (the “Assets”) to Xiuzheng Pharmacy. The Equity Holders will retain the equity interests in Huimeijia, but will have the equity interests pledged to Xiuzheng Pharmacy until the Assets are transferred, at which time all the cash consideration shall be paid by the Buyer. The total cash consideration remains to be the same as under the Original Agreement, i.e., RMB 8,000,000 (approximately $1,306,186) to the Assets Transferors. In the event that the Assets are failed to be transferred to the Buyer due to the fault of the Assets Transferors, the paid consideration shall be returned to the Buyer with interests accrued. If the failure of the transfer of the Assets is a result of the government policy changes or force majeure, the paid cash consideration shall be returned to the Buyer but without any interests.

On October 12, 2016, the four parties agreed to rescind the Supplementary Agreement and entered into a new supplementary agreement (the “Agreement”), pursuant to which, the four parties agreed to execute the transfer of the equity interests based on the Original Agreement, and according to which the Equity Holders shall sell their respective equity interests in Huimeijia to Xiuzheng Pharmacy. The transfer of the 100% equity interests of Huimeijia to the Buyer was for a total cash consideration of RMB 8,000,000 (approximately $1,306,186) (the “Purchase Price”) to the Equity Holders. 40% of the Purchase Price is due within 10 business days after signing the Agreement; 40% of the Purchase Price is due within 10 business days after the completion of the changes in business registration and Xiuzheng Pharmacy obtains the newly issued documents evidencing its ownership on Huimeijia; 15% of the Purchase Price is due within 10 business days after the transfer of all the drugs is approved by Heilongjiang FDA; and 5% of the Purchase Price is due within 10 business days after all the drugs have been transferred to Xiuzheng Pharmacy or its designated entity and Humankind and Mr. Xin Sun instructs Xiuzheng Pharmacy to complete three-batches production of all forms of drugs. As of the date of this report, 40% of the Purchase Price was paid and the Company has completed the changes in business registration and Xiuzheng Pharmacy obtained the newly issued documents evidencing its ownership on Huimeijia, which are evidenced by the business license issued by the local State Administration of Industry and Commerce in Harbin (“Harbin SAIC”) to Huimeijia where the ownership of Huimeijia has now been recorded as held by Xiuzheng Pharmacy with Harbin SAIC and the legal representative (a person that is authorized to take most of the corporate actions on behalf of a company under the corporate laws in China) of Huimeijia has now become a person designated by the Buyer. The transfer of all the drugs to the Buyer and the remainder of the Purchase Price are pending to be processed.

NOTE 4 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable, held for continuing operations, were $962,055 and $1,145,131, respectively, net of allowance for doubtful accounts amounting to $50,710 and $52,129 as of September 30, 2016 and June 30, 2016, respectively. The Company’s accounts receivable, held for discontinued operations, were both nil, net of allowance for doubtful accounts amounting to nil as of September 30, 2016 and June 30, 2016, respectively.

NOTE 5 - INVENTORY

Inventory from the continuing operations consisted of following:

	September 30,	June 30,
	2016	2016
Raw Materials	$132,272	$122,569
Supplies and Packing Materials	135,742	130,472
Work-in-Progress	131,323	118,233
Finished Goods	57,878	48,713
Total	457,215	419,987
Less: Inventory, Held for Discontinued Operations	5,186	5,203
Inventory, Held for Continuing Operations	$452,029	$414,784

For the three months ended September 30, 2016 and 2015, the Company has not made provision for inventory from the continued and discontinued operations in regards to excessive, slow moving or obsolete items.

NOTE 6 - CONSTRUCTION IN PROGRESS

Construction in progress from the continuing operations consisted of the following:

	September 30,	June 30,
	2016	2016
Plant - HLJ Huimeijia	$676,307	$670,051
Plant and Production Lines - Huimeijia	1,800	1,806
Total	678,107	671,857
Less: Construction in Progress, Held for Discontinued Operations	1,800	1,806
Construction in Progress, Held for Continuing Operations	$676,307	$670,051

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for the plant, the estimated total cost of construction was approximately $2.09 million (RMB 12,800,000), anticipated to be completed by December 2016. As of September 30, 2016, 35% of construction had been completed and $676,307 (RMB 4,509,953) had been recorded as a cost of construction in progress.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment from the continuing operations consisted of the following:

	September 30,	June 30,
	2016	2016
Building, Warehouses and Improvements	$4,345,412	$4,360,191
Machinery and Equipment	1,228,683	1,232,861
Office Equipment	69,095	69,330
Vehicles	203,764	204,457
Less: Accumulated Depreciation	(2,072,636)	(1,998,278)
Total	3,774,318	3,868,561
Less: Property and Equipment, net, Held for Discontinued Operations	1,789	1,796
Property and Equipment, net, held for continuing operations	$3,772,529	$3,866,765

Depreciation expense from the continuing operations was $81,187 and $85,735 for the three months ended September 30, 2016 and 2015, respectively. Depreciation expense from the discontinued operations was nil and $196 for the three months ended September 30, 2016 and 2015, respectively. Depreciation expense charged to operations from the continuing operations was $37,485 and $34,511 for the three months ended September 30, 2016 and 2015, respectively. Depreciation expense charged to cost of goods sold from the continuing operations was $43,702 and $51,224 for the three months ended September 30, 2016 and 2015, respectively. Depreciation expense charged to operations from the discontinued operations was nil and $196 for the three months ended September 30, 2016 and 2015, respectively. Depreciation expense charged to cost of goods sold from the discontinued operations was both nil for the three months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, the building of HLJ Huimeijia with the book value of $1,670,945 has been mortgaged for the working capital loan in the principal amount of $1,499,588 (RMB 10,000,000). As of June 30, 2016, the building of HLJ Huimeijia with the book value of $1,676,627 has been mortgaged for the working capital loan in the principal amount of $1,504,687 (RMB 10,000,000).

NOTE 8 - INTANGIBLE ASSETS

The following is a summary of intangible assets from the continuing operations:

	September 30, 2016	June 30, 2016
Land Use Rights – Humankind	$950,436	$953,670
Health Supplement Product Patents – Humankind	4,498,763	4,514,061
Pharmaceutical Patents - HLJ Huimeijia	134,361	134,817
Land Use Rights - HLJ Huimeijia	650,084	652,295
Less: Accumulated Amortization	(2,168,103)	(2,063,784)
Total	4,065,541	4,191,059
Less: Intangible Assets, net, Held for Discontinued Operations	-	-
Intangible Assets, net, Held for Continuing Operations	$4,065,541	$4,191,059

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

Amortization expense from the continuing operations was $111,390 and $147,450 for the three months ended September 30, 2016 and 2015, respectively. Amortization expense from the discontinued operations was both nil for the three months ended September 30, 2016 and 2015.

As of September 30, 2016, land use rights of HLJ Huimeijia with the book value of $650,084 have been mortgaged for a working capital loan in the principal amount of $1,499,588 (RMB 10,000,000). As of June 30, 2016, land use rights of HLJ Huimeijia with the book value of $652,295 have been mortgaged for a working capital loan in the principal amount of $1,504,687 (RMB 10,000,000).

NOTE 9 - SHORT-TERM LOAN

On November 12, 2015, HLJ Huimeijia entered into a short-term loan agreement with a bank for a working capital loan in the principal amount of RMB 10,000,000, at an interest rate of 5.66% from November 12, 2015 to November 10, 2016. The loan was secured by the land use right and the building of HLJ Huimeijia, with a maturity date of November 10, 2016. As of September 30, 2016 and June 30, 2016, the Company’s short-term loan from the continuing operations was $1,499,588 and $1,504,687, respectively. As of September 30, 2016 and June 30, 2016, the Company’s short-term loan from the discontinued operations was both nil.

Interest expenses from the continuing operations were $21,686 and $31,624 for the three months ended September 30, 2016 and 2015, respectively. Interest expenses from the discontinued operations were both nil for the three months ended September 30, 2016 and 2015, respectively.

NOTE 10 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun, consisted of the following:

	September 30, 2016	June 30, 2016
Mr. Xin Sun	$2,755,786	$2,678,220
Mr. Kai Sun	35,066	35,186
Total	2,790,852	2,713,406
Less: Related Party Debts, Held for Discontinued Operations	-	-
Related Party Debts, Held for Continuing Operations	$2,790,852	$2,713,406

These loans are unsecured and non-interest bearing and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun is a PRC citizen and a family member of Mr. Xin Sun, the CEO of the Company.

NOTE 11 - INCOME TAXES

(a) Corporate income taxes

United States

China Health US was organized in the United States. China Health US had no taxable income for US income tax purposes for the three months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, China Health US has a net operating loss carry forward for United States income taxes. Net operating loss carry forwards are available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and the continued losses of the US entity. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the three months ended September 30, 2016 and 2015. Management reviews this valuation allowance periodically and makes adjustments accordingly.

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

The provision for income taxes from the continuing operations consisted of the following for the three months ended September 30, 2016 and 2015:

	For the Three Months Ended
	September 30,
	2016	2015
Current provision:
USA	$-	$-
China	54,030	32,406
Total current provision	54,030	32,406
Deferred provision:
USA	-	-
China	-	-
Total deferred provision	-	-
Total provision for income taxes	54,030	32,406
Less: Provision for income taxes, held for discontinued operations	-	-
Provision for income taxes, held for continuing operations	$54,030	$32,406

Significant components of deferred tax assets from the continuing operations were as follows:

	September 30,	June 30,
	2016	2016
Deferred tax assets
Net operating loss carry forward	$112,236	$118,259
Allowance for doubtful accounts	-	-
Valuation allowance	(112,236)	(118,259)
Deferred tax assets, net	-	-
Less: Deferred tax assets, net, held for discontinued operations	-	-
Deferred tax assets, net, held for continuing operations	$-	$-

As of September 30, 2016 and June 30, 2016, the Company accrued a 100% valuation allowance on its deferred tax assets based on the assessment on the probability of future reversion.

(b) Uncertain tax positions

There were no unrecognized tax benefits as of September 30, 2016 and June 30, 2016, respectively. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the three months ended September 30, 2016 and 2015, the Company did not incur any interest and penalties arising from its tax payments.

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

The Company faces a number of risks and challenges not typically associated with companies in North America or Western Europe, since its assets exist solely in the PRC, and its revenues are derived from its operations therein. The PRC is a developing country with an early stage market economic system, overshadowed by the state. Its political and economic systems are very different from the more developed countries and are in a state of change. The PRC also faces many social, economic and political challenges that may produce major shocks, instabilities and even crises, in both its domestic arena and in its relationships with other countries, including the United States. Such shocks, instabilities and crises may in turn significantly and negatively affect the Company’s performance.

Since the Company terminated its rental agreement on January 9, 2013, it had no rental commitment as of September 30, 2016.

NOTE 13 - MAJOR SUPPLIERS AND CUSTOMERS

For the three months ended September 30, 2016, the Company had two suppliers that in the aggregate accounted for 88% of the Company’s purchases for the continuing operations, with each supplier accounting for 78% and 10%, respectively.

For the three months ended September 30, 2015, the Company had one supplier that in the aggregate accounted for 75% of the Company’s purchases for the continuing operations.

For the three months ended September 30, 2016, the Company had six customers that in the aggregate accounted for 81% of the Company’s total sales for the continuing operations, with each customer accounting for 16%, 15%, 13%, 13%, 12% and 12%, respectively.

For the three months ended September 30, 2015, the Company had four customers that in the aggregate accounted for 42% of the Company’s total sales for the continuing operations, with each customer accounting for 11%, 11%, 10% and 10%, respectively.

NOTE 14 - SEGMENT REPORTING

The Company was organized into three main business segments based on the types of products being provided to customers: HLJ Huimeijia, Humankind and others. Each of the three operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income, and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net loss by segment. The discontinued Huimeijia business was included in others segment.

The following tables present summary information by segment for the three months ended September 30, 2016 and 2015, respectively:

	For the Three Months Ended September 30, 2016				For the Three Months Ended September 30, 2015
				Consolidated				Consolidated
				from				from
	HLJ			continuing	HLJ			continuing
	Huimeijia	Humankind	Others	operations	Huimeijia	Humankind	Others	operations
Revenues	$100	$1,180,068	$-	$1,180,168	$293,756	$1,662,312	$-	$1,956,068
Cost of revenues	58	755,227	-	755,285	250,346	1,168,618	-	1,418,964
Gross profit	42	424,841	-	424,883	43,410	493,694	-	537,104
Interest expense	21,686	-	-	21,686	31,624	-	-	31,624
Depreciation and amortization	14,230	134,645	-	148,875	18,792	163,169	-	181,961
Income tax	-	54,030	-	54,030	-	32,406	-	32,406
Net income (loss)	(137,873)	162,091	(195)	24,023	(127,282)	97,216	(74)	(30,140)
Total capital expenditures	-	-	-	-	-	454	-	454
Total assets	$2,922,517	$37,194,994	$1,444	$40,118,955	$3,282,095	$37,246,334	$2,024	$40,530,453

	For the Three Months Ended		For the Three Months Ended
	September 30, 2016		September 30, 2015

		Consolidated from		Consolidated from
		discontinued		discontinued
	Huimeijia	operations	Huimeijia	operations
Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-
Interest expense	-	-	-	-
Depreciation and amortization	-	-	196	196
Income tax	-	-	-	-
Net loss	-	-	(196)	(196)
Total capital expenditures	-	-	-	-
Total assets	$17,880	$17,880	$19,341	$19,341

NOTE 15 - DISCONTINUED OPERATIONS

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as a component of net income (loss) separate from the net income (loss) of continued operations in accordance with ASC 205-20-45.

Reconciliation of the carrying amounts of major classes of assets and liabilities of discontinued operations classified as discontinued operations in the unaudited condensed consolidated balance sheets.

		September 30, 2016		June 30, 2016
ASSETS
Current Assets
Cash and cash equivalents		$8,549		$8,578
Inventory		5,186		5,203
Advance to suppliers		556		558
Total Current Assets		14,291		14,339

Property, plant and equipment, net		1,789		1,796
Construction in progress		1,800		1,806
Total Assets		$17,880		$17,941

LIABILITIES AND EQUITY
Current Liabilities:	$		$
Accounts payable and accrued expenses		556		558
Other payables		20		16
Advance from customers		479,868		481,500
Taxes payable		(60)		(61)
Total Current Liabilities		480,384		482,013

Total Liabilities		$480,384		$482,013

Reconciliation of the carrying amounts of major classes of net income (loss) from operations to be disposed classified as discontinued operations in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

	For the Three Months Ended
	September 30,
	2016	2015
Operating Expenses
Depreciation and amortization expenses	$-	$(196)
Total Operating Expenses	-	(196)

Loss from Operations	-	(196)

Loss before Income Taxes	-	(196)

Net Loss from Discontinued Operations	$-	$(196)

NOTE 16 - SUBSEQUENT EVENTS

On October 12, 2016, Humankind, Xiuzheng Pharmacy, Mr. Xin Sun and Huimeijia agreed to rescind the Supplementary Agreement which was entered into on February 9, 2015. Meanwhile, the four parties entered into a new supplementary agreement, pursuant to which, Humankind and Mr. Xin Sun shall sell their respective equity interests in Huimeijia to Xiuzheng Pharmacy. Please refer to “NOTE 3 – ASSETS SALE”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under this caption as well as captions elsewhere in this document, are forward-looking statements. In some cases, these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements, which reflect our view only as of the date of this report.

Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

•	the effect of political, economic, and market conditions and geopolitical events;

•	legislative and regulatory changes that affect our business;

•	the availability of funds and working capital; and

•	the actions and initiatives of current and potential competitors.

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

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto as filed with the SEC and other financial information contained elsewhere in this report.

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

HLJ Huimeijia's current certificate of GMP expired by the end of December 2015. HLJ Huimeijia has applied a new certificate of GMP, which is expected to be obtained in April 2017. However, there is no assurance that we will obtain the new GMP certificate by such time. According to the law of PRC, HLJ Huimeijia must cease all production activities before getting the new GMP certificate. The equipment and production line is being reconstructed from the third quarter of the fiscal year 2016 to the third quarter of the fiscal year 2017 for the purpose of applying for the new GMP certificate. Although HLJ Huimeijia could sell inventory produced before obtaining the new GMP certificate, management anticipates there will be no or very little revenue generated by HLJ Huimeijia after the expiration of the old GMP certificate.

On December 24, 2014, Humankind, Xiuzheng Pharmacy (the “Buyer”), Mr. Xin Sun and Huimeijia entered into a Stock Transfer Agreement (the “Original Agreement”), pursuant to which, Humankind and Mr. Xin Sun (the “Equity Holders”) shall sell their respective equity interests in Huimeijia to Xiuzheng Pharmacy. On February 9, 2015, the four parties entered into a Supplementary Agreement (the “Supplementary Agreement”) to modify the terms of the Original Agreement, pursuant to which, the Equity Holders and Huimeijia shall only sell the 19 drug approval numbers (the “Assets”) to Xiuzheng Pharmacy. The Equity Holders will retain the equity interests in Huimeijia, but will have the equity interests pledged to Xiuzheng Pharmacy until the Assets are transferred. On October 12, 2016, the four parties agreed to rescind the Supplementary Agreement and entered into a new supplementary agreement, pursuant to which, the four parties agreed to execute the transfer of the equity interests based on the Original Agreement, and according to which the Equity Holders shall sell their respective equity interests in Huimeijia to Xiuzheng Pharmacy for a total cash consideration of RMB 8,000,000 (approximately $1,306,186) (the “Purchase Price”) to the Equity Holders. As of the date of this report, 40% of the Purchase Price was paid and the Company has completed the changes in business registration and Xiuzheng Pharmacy obtained the newly issued document evidencing its ownership on Huimeijia, which is the business license issued by the local State Administration of Industry and Commerce in Harbin (“Harbin SAIC”) to Huimeijia where the ownership of Huimeijia has now been recorded as held by Xiuzheng Pharmacy with Harbin SAIC and the legal representative (a person that is authorized to take most of the corporate actions on behalf of a company under the corporate laws in China) of Huimeijia has now become a person designated by the Buyer. The transfer of all the drugs to the Buyer and the remainder of the Purchase Price are pending to be processed. As of September 30, 2016, the results of operations of Huimeijia business are reflected in the Company’s unaudited condensed consolidated financial statements as discontinued operations.

Our business is conducted through our sales agents and sales personnel. We sell our products directly to end customers by our own sales personnel as well as our sales agents, operating primarily in Jiangsu, Zhejiang, Shanghai, Beijing, Anhui and Gansu, where most of our revenues are generated. Our sales through agents in Beijing, Zhejiang, Jiangsu, Shanghai, Anhui and Gansu provinces accounted for 16%, 15%, 13%, 13%, 12% and 12% of our total sales from the continuing operations, respectively, for the three months ended September 30, 2016. Although we do not currently sell our products online, we expect to do so in the future.

Results of Operations

The following table summarizes the top lines of the results of our operations from the continuing operations for the three months ended September 30, 2016 and 2015, respectively:

	September 30,	September 30,
	2016	2015	Variance	%
Revenues	$1,180,168	$1,956,068	$(775,900)	(39.67%	)
Humankind	1,180,068	1,662,312	(482,244)	(29.01%	)
HLJ Huimeijia	100	293,756	(293,656)	(99.97%	)
Cost of Goods Sold	$755,285	$1,418,964	$(663,679)	(46.77%	)
Humankind	755,227	1,168,618	(413,391)	(35.37%	)
HLJ Huimeijia	58	250,346	(250,288)	(99.98%	)
Gross Profit	$424,883	$537,104	$(112,221)	(20.89%	)
Humankind	424,841	493,694	(68,853)	(13.95%	)
HLJ Huimeijia	42	43,410	(43,368)	(99.90%	)

Revenue

Total revenues from the continuing operations decreased by $775,900 or 39.67% for the three months ended September 30, 2016 as compared to the same period in 2015. The decrease in revenues was primarily due to a decrease of $482,244 or 29.01% in Humankind’s revenues and a decrease of $293,656 or 99.97% in HLJ Huimeijia’s revenues for the three months ended September 30, 2016 as compared to the same period in 2015. The decrease of the sales revenue in Humankind was primarily due to the decrease in sales volume of Waterlilies Soft Capsule, which was caused by our shift of marketing focus from such product to Propolis and Black Ant Capsule. The decrease of the sales revenue in HLJ Huimeijia was primary due to the expiration of its GMP certificate on December 31, 2015. During the last three months prior to such an expiration date, HLJ Huimeijia reduced its production and marketing operation as more attention was paid to the preparation of manufacturing and technical improvement in order to meet the requirements for obtaining a new GMP certificate. Since the third quarter of fiscal year 2016, HLJ Huimeijia has ceased all production activities, reconstructed its equipment and production line for the purpose of applying for the new GMP certificate while selling inventory produced before the expiration of the GMP certificate.

Our total cost of sales from the continuing operations decreased by $663,679 or 46.77% for the three months ended September 30, 2016 as compared to the same period in 2015. The decrease in cost of sales was primarily due to a decrease of $413,391 or 35.37% in Humankind’s cost of sales and a decrease of $250,288 or 99.98% in HLJ Huimeijia’s cost of sales for the three months ended September 30, 2016 as compared to the same period in 2015, which were primarily due to the decrease in sales volume of Humankind and HLJ Huimeijia.

Our gross margin from the continuing operations decreased by $112,221 from $537,104 for the three months ended September 30, 2015 to $424,883 for the three months ended September 30, 2016. This decrease was mainly due to the decrease in sales volume of Humankind and HLJ Huimeijia as discussed above.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line from the continuing operations for the three months ended September 30, 2016 and 2015, respectively:

	September 30, 2016			September 30, 2015
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Waterlilies Soft Capsule (Sailuozhi)	4,389	$269,847	22.87%	16,188	$1,050,585	53.71%
Propolis and Black Ant Capsule	32,925	910,215	77.13%	20,828	611,727	31.27%
HLJ Huimeijia
Muskiness Bone Strengthener Paste	59	24	-	492,048	129,182	6.60%
Muskiness Pain Relieving Paste	21	9	-	197,265	46,522	2.38%
Injury and Rheumatism relieving Paste	68	28	-	93,163	25,434	1.30%
Refining GouPi Cream	15	6	-	144,665	48,645	2.49%
Enema Glycerini	-	-	-	408,278	41,428	2.12%
Umguentum Acidi Borici Camphoratum	10	3	-	2,160	732	0.04%
Indometacin and Furazolidone Suppositories	-	7	-	1,100	450	0.02%
Ge Hong Beriberi Water	92	29	-	4,625	1,363	0.07%
Total		$1,180,168	100.00%		$1,956,068	100.00%

Operating Expenses

The following table summarizes our operating expenses from the continuing operations for the three months ended September 30, 2016 and 2015, respectively:

	September 30, 2016	September 30, 2015	Variance	%
Operating Expenses
Selling, general and administrative	$430,264	$348,879	$81,385	23.33%
Depreciation and amortization	148,875	181,961	(33,086)	(18.18%	)
Total Operating Expenses	$579,139	$530,840	$48,299	9.10%

Total operating expenses from the continuing operations for the three months ended September 30, 2016 increased by $48,299 or 9.10%, as compared to the corresponding period in 2015. The increase in operating expenses was primarily attributable to an increase of $81,385 or 23.33% in selling, general and administrative expenses, partly offset by a decrease of $33,086 or 18.18% in depreciation and amortization expenses. The increase in selling, general and administrative expenses was mainly due to the increased professional fees and increased salaries for management for the three months ended September 30, 2016 as compared to the same period in 2015. The decreased in depreciation and amortization expenses was primarily due to the disposal of property, plant and equipment of HLJ Huimeijia incurred during the second quarter of fiscal year 2016.

Total operating expenses from the discontinued operations decreased from $196 for the three months ended September 30, 2015 to nil for the corresponding period in 2016.

Interest Income and Interest Expense

Interest income from the continuing operations was $19,909 for the three months ended September 30, 2016, as compared to $18,107 for the three months ended September 30, 2015. This increase of $1,802, or 9.95%, was mainly due to the increased average balance of bank deposits compared with the same period of 2015.

Interest expense from the continuing operations was $21,686 for the three months ended September 30, 2016, a decrease of $9,938 or 31.43%, as compared to $31,624 for the three months ended September 30, 2015. The decrease of interest expense was mainly due to the decrease of short-term loan interest rate.

Investment Income

During the three months ended September 30, 2016, investment income from the continuing operations was $225,093, as compared to nil for the same period in 2015. On July 5, 2016, our Company entered into a one-year financial management agreement with the principal in the amount of $8,997,526 (RMB 60,000,000) at the expected annual rate of return of 10%.

Income Taxes

Income taxes from the continuing operations increased by $21,624, or 66.73%, from $32,406 for the three months ended September 30, 2015 to $54,030 for the three months ended September 30, 2016. This increase was due to the increase in income before income taxes of one of the Company’s subsidiaries, Humankind, with an increase from $129,622 for the three months ended September 30, 2015 to $216,121 for the same period of 2016.

Net Income (Loss) from Continuing Operations and Income (Loss) Per Share

Net income from the continuing operations was $24,023 for the three months ended September 30, 2016, as compared to net loss of $30,140 for the three months ended September 30, 2015. This increase of $54,163, or 179.70% in net income was primarily attributable to an increase in investment income in the amount of $225,093 and a decrease in depreciation and amortization expense in the amount of $33,086, partially offset by a decrease in gross profit of $112,221 and an increase in selling, general and administrative expenses of $81,385 for the three months ended September 30, 2016 as compared to the same period of 2015.

Income per share was $0.0004 for the three months ended September 30, 2016 and loss per share was $0.0005 for the three months ended September 30, 2015, respectively. This increase was primarily a result of the above increase in net income.

Net Loss from Discontinued Operations

Net loss from the discontinued operations was nil for the three months ended September 30, 2016, as compared to $196 for the three months ended September 30, 2015.

Net Income (Loss)

As a result of the foregoing, we had net income of $24,023 for the three months ended September 30, 2016, compared to net loss of $30,336 for the same period in 2015. After deduction of non-controlling interest in loss, net income attributable to the China Health Industries Holdings was $24,023 for the three months September 30, 2016, and net loss attributable to the China Health Industries Holdings was $30,334 for the same period in 2015.

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

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activities from the continuing operations as of September 30, 2016 and June 30, 2016 and for the three months ended September 30, 2016 and 2015:

	September 30, 2016	June 30, 2016
Cash and cash equivalents	$20,778,742	$29,783,152
Working capital	$25,638,029	$25,518,206
Inventories	$452,029	$414,784
	2016	2015
For the three months ended September 30:
Cash provided by (used in):
Operating activities	$15,744	$210,290
Investing activities	$(9,010,455)	$(28,182)
Financing activities	$85,085	$49,181

For the three months ended September 30, 2016, our net decrease in cash and cash equivalents from the continuing operations totaled $9,004,410, which comprised of net cash used in investing activities in the amount of $9,010,455 and the negative effect of prevailing exchange rates on our cash position of $94,784, offset by net cash provided by operating activities in the amount of $15,744 and net cash provided by financing activities in the amount of $85,085.

For the three months ended September 30, 2015, our net decrease in cash and cash equivalents from the continuing operations totaled $287,478, which comprised of net cash used in investing activities in the amount of $28,182 and the negative effect of prevailing exchange rates on our cash position of $518,767, offset by net cash provided by operating activities in the amount of $210,290 and net cash provided by financing activities in the amount of $49,181.

Our working capital from continuing operations at September 30, 2016 was $25,638,029, compared to working capital of $25,518,206 at June 30, 2016. This increase of $119,823 or 0.47% was primarily attributable to the increase in interest receivable in the amount of $224,938 and the decrease in taxes payable in the amount of $144,770, offset by the decrease in accounts receivable in the amount of $183,076 and the increase in related party debts in the amount of $77,446.

Net cash provided by operating activities from the continuing operations was $15,744 for the three months ended September 30, 2016, primarily attributable to a decrease in accounts receivable of $178,748, partially offset by an increase in taxes payable of $143,283. Net cash used in investing activities from the continuing operations was $9,010,455 for the three months ended September 30, 2016, primarily due to the expenditure in short-term investment of $9,003,737. Net cash provided by financing activities from continuing operations was $85,085 for the three months ended September 30, 2016, attributable to proceeds from related party debts in the amount of $85,085. The negative effect of exchange rate changes on cash and cash equivalents in the amount of $94,784 for the three months ended September 30, 2016 was mainly a result of the effect of the devaluation of the RMB to the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 6.6685 to 1 and 6.6459 to 1 as of September 30, 2016 and June 30, 2016, respectively, and the average exchange rate from USD to RMB was 6.6639 for the three months ended September 30, 2016.

Net cash provided by operating activities from continuing operations was $210,290 for the three months ended September 30, 2015, primarily attributable to net loss attribute to the Company from continuing operations in the amount of $30,138, depreciation and amortization expenses of $233,185 as reconciled, as well as an increase in accounts payables and accrued expenses of $61,205, offset by a decrease in wages payable with an amount of $85,462. Net cash provided by financing activities from continuing operations was $49,181 for the three months ended September 30, 2015, attributable to collections of related party debts in the amount of $49,181. The negative effect of exchange rate changes on cash and cash equivalents in the amount of $518,767 for the three months ended September 30, 2015 was mainly a result of the effect of the devaluation of the RMB to the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 6.3556 to 1 and 6.2000 to 1 as of September 30, 2015 and June 30, 2015, respectively, and the average exchange rate from USD to RMB was 6.3033 for the three months ended September 30, 2015.

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

Related Party Debts

We had related party debts from the continuing operations in the amount of $2,790,852 as of September 30, 2016, as compared to $2,713,406 as of June 30, 2016, an increase of $77,446 or 2.85% . The amount of related party debts mainly consists of a loan from Mr. Xin Sun, the CEO of the Company. The loan is unsecured and non-interest bearing and has no fixed terms of repayment. There was no written agreement for the loan. See Note 10.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Critical Accounting Policies and Estimates

We prepare the unaudited condensed consolidated financial statements in accordance with US GAAP. These accounting principles require us to make judgments, estimates and assumptions on the reported amounts of assets and liabilities at the end of each fiscal period, and the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these judgments and estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and assumptions that we believe to be reasonable.

There have been no material changes during the three months ended September 30, 2016 in the Company’s significant accounting policies to those previously disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2016.

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

At the conclusion of the period ended September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.) Based upon that evaluation, our principal executive and principal financial officer concluded that, due to the material weakness in our internal control over financial reporting as discussed in our annual report on Form 10-K for the fiscal year ended June 30, 2016, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have come to management’s attention during the quarter ended September 30, 2016 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

/s/ Xin Sun
By:	Xin Sun
Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

Date:	November 14, 2016

EXHIBIT INDEX

Exhibit No.	Description
10.1

English translation of the second supplementary agreement, dated October 12, 2016 to stock transfer agreement dated December 24, 2014, by and among Harbin Humankind Biology Technology Co., Limited., Xin Sun, Harbin Huimeijia Medicine Company, and Xiuzheng Pharmaceutical Group Co., Ltd.

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