Form 10-Q
period 2016-12-31
China Health Industries Holdings, Inc.
filed 2017-02-14
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2016

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
Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 8, 2017, there were 65,539,737 shares of common stock, $0.0001 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
	2016	2016
ASSETS

Current assets
Cash and cash equivalents	$20,275,994	$29,783,152
Short term investment	8,641,797	-
Interest receivable	432,090	-
Accounts receivable, net	1,673,667	1,145,131
Inventory	490,870	414,784
Other receivables, net	44,908	35,484
Advance to suppliers	390,698	154,430
Current assets held for discontinued operation	-	14,339
Total current assets	31,950,024	31,547,320

Property, plant and equipment, net	3,545,606	3,866,765
Intangible assets, net	3,788,757	4,191,059
Construction in progress	654,778	670,051
Other assets held for discontinued operation	-	3,602
Total assets	$39,939,165	$40,278,797

LIABILITIES AND EQUITY

Current liabilities
Short-term loans	$1,440,300	$1,504,687
Accounts payable and accrued expenses	442,041	487,172
Other payables	51,921	37,036
Advance from customers	173,349	164,122
Related party debts	3,004,109	2,713,406
Wages payable	237,932	173,004
Taxes payable	749,400	467,674
Current liabilities held for discontinued operation	-	482,013
Total current liabilities	6,099,052	6,029,114

Equity
Common stock, ($0.0001 par value, 300,000,000 shares authorized, 65,539,737 and 65,839,737 issued and outstanding as of December 31, 2016 and June 30, 2016, respectively)	6,554	6,554
Additional paid-in capital	521,987	521,987
Accumulated other comprehensive income	(919,083)	784,045
Statutory reserve	38,679	38,679
Retained earnings	34,191,976	32,898,244
Total stockholders' equity	33,840,113	34,249,509
Non-controlling interests	-	174
Total equity	33,840,113	34,249,683

Total liabilities and equity	$39,939,165	$40,278,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
			December	December
	December 31, 2016	December 31, 2015	31, 2016	31, 2015

REVENUE	$1,891,496	$2,725,651	$3,071,664	$4,681,719

COST OF GOODS SOLD	1,179,037	2,000,198	1,934,322	3,419,162

GROSS PROFIT	712,459	725,453	1,137,342	1,262,557

OPERATING EXPENSES
Selling, general and administrative expenses	327,091	651,141	757,355	1,000,020
Depreciation and amortization expenses	243,459	150,069	392,334	332,030
Total operating expenses	570,550	801,210	1,149,689	1,332,050

INCOME (LOSS) FROM OPERATIONS	141,909	(75,757)	(12,347)	(69,493)

OTHER INCOME/(EXPENSES)
Interest income	17,579	17,417	37,488	35,524
Interest expense	(21,051)	(26,855)	(42,737)	(58,479)
Investment income	219,635	-	444,728	-
Other income/(expenses), net	194,369	11,856	203,362	21,375
Bank charges	(702)	-	(702)	-
Gain on disposal of subsidiary	1,157,590	-	1,157,590	-
Total other income (expenses), net	1,567,420	2,418	1,799,729	(1,580)

INCOME/(LOSS) BEFORE INCOME TAXES	1,709,329	(73,339)	1,787,382	(71,073)

Provision for income taxes	439,620	38,477	493,650	70,883

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	1,269,709	(111,816)	1,293,732	(141,956)

NET LOSS FROM DISCONTINUED OPERATIONS	-	(193)	-	(389)

NET INCOME (LOSS)	1,269,709	(112,009)	1,293,732	(142,345)
Less: net loss attributable to non-controlling interests	-	(2)	-	(4)
NET INCOME (LOSS) ATTRIBUTABLE TO CHINA HEALTH INDUSTRIES HOLDINGS	1,269,709	(112,007)	1,293,732	(142,341)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	1,269,709	(111,816)	1,293,732	(141,956)

NET LOSS FROM DISCONTINUED OPERATIONS	-	(193)	-	(389)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(803,510)	(675,918)	(921,221)	(1,575,396)

COMPREHENSIVE INCOME (LOSS)	466,199	(787,927)	372,511	(1,717,741)
Less: comprehensive loss attributable to non-controlling interests	8	6	8	13
COMPREHENSIVE LOSS ATTRIBUTABLE TO CHINA HEALTH INDUSTRIES HOLDINGS	$466,207	$(787,921)	$372,519	$(1,717,728)
Net income (loss) attributable to China Health Industries Holdings' shareholders per share are:
Basic & diluted income (loss) per share	$0.0193	$(0.0017)	$0.0197	$(0.0022)
Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	65,784,302	65,539,737	65,812,020	65,539,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	December 31,	December 31,
	2016	2015
Cash Flows from Operating Activities
Net income (loss) available to China Health Industries Holdings	$1,293,732	$(142,341)
Net loss from discontinued operations	-	389
Net income (loss) from continuing operations	1,293,732	(141,952)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expenses	520,038	432,571
Provision for doubtful accounts	-	761
Non-controlling interests	-	(4)
Short term investment income	(444,728)	-
Share-based compensation	-	112,500
Gain on disposal of subsidiaries	(1,157,590)	-
Changes in operating assets and liabilities,
Accounts receivable	(528,536)	(555,145)
Other receivables	221,024	(2,125)
Inventory	(76,086)	109,962
Advance to suppliers and prepaid expenses	(236,268)	(20,858)
Interest receivable	(432,090)	-
Accounts payables and accrued expenses	(45,131)	17,696
Advance from customers and other payables	(457,388)	(5,222)
Amounts due to related parties	194,096	-
Wages payable	64,928	45,376
Taxes payable	281,726	121,903
Net cash (used in)/provided by operating activities from continuing operations	(802,273)	115,463
Net cash (used in)/provided by operating activities from discontinued operations	17,254	-
Net cash provided by operating activities	(785,019)	115,463

Cash Flows from Investing Activities
Expenditure in short term investment	(8,197,069)	-
Notes receivable	-	(14,284)
Purchases of property, plant and equipment	-	(4,997)
Expenditure in construction in progress	(13,399)	(49,971)
Proceeds from disposal of subsidiaries	921,792	-
Net cash used in investing activities from continuing operations	(7,288,676)	(69,252)
Net cash used in investing activities from discontinued operations	-	-
Net cash used in investing activities	(7,288,676)	(69,252)

Cash Flows from Financing Activities
Proceeds from related party debts	85,085	55,155
Payment of short term loans	(64,387)	(45,700)
Net cash provided by financing activities from continuing operations	20,698	9,455
Net cash provided by financing activities from discontinued operations	-	-
Net cash provided by financing activities	20,698	9,455

Effect of exchange rate changes on cash and cash equivalents from continuing operations	(1,436,907)	(906,514)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	(25,832)	(395)

Net decrease in cash and cash equivalents from continuing operations	(9,507,158)	(850,848)
Net decrease in cash and cash equivalents from discontinued operations	(8,578)	(395)

Cash and cash equivalents, beginning balance from continuing operations	29,783,152	21,113,832
Cash and cash equivalents, beginning balance from discontinued operations	8,578	9,195

Cash and cash equivalents, ending balance from continuing operations	$20,275,994	$20,262,984
Cash and cash equivalents, ending balance from discontinued operations	$-	$8,800

Supplemental cash flow information
Cash paid for income taxes	$42,999	$58,479
Cash paid for interest expense	$650,264	$346,183

Non-cash activities:
Loan from related party for the construction of a facility	$452,141	$480,633

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

On August 20, 2007, the sole shareholder of China Health HK entered into a share purchase agreement (the “Share Purchase Agreement”) with the owners of Humankind. Pursuant to the Share Purchase Agreement, China Health HK purchased 100% of the equity interests in Humankind for a cash consideration of $60,408 (the “Share Purchase”). Subsequent to the completion of the Share Purchase, Humankind became a wholly-owned subsidiary of China Health HK. Since the owner of Humankind owned a majority of the outstanding shares of China Health HK’s common stock immediately following the execution of the Share Purchase Agreement, it was deemed to be the acquirer in the reverse merger and the Share Purchase was accounted for as a “reverse merger.” Consequently, the assets and liabilities and the historical operations that have been reflected in the financial statements for periods prior to the Share Purchase are those of Humankind and have been recorded at the historical cost basis. After completion of the Share Purchase, China Health HK’s consolidated financial statements include the assets and liabilities of both China Health HK and Humankind, the historical operations of Humankind, and the operations of China Health HK and its subsidiaries from the closing date of the Share Purchase.

On October 14, 2008, Humankind set up a 99% owned subsidiary, Harbin Huimeijia Medicine Company (“Huimeijia”), with its primary business being manufacturing and distributing medicine. Mr. Xin Sun, the majority owner of China Health US, owned 1% of Huimeijia. Huimeijia is consolidated in the consolidated financial statements of China Health HK.

On December 31, 2008, China Health HK entered into a reverse merger with Universal Fog, Inc., a U.S. publicly traded shell company (the “Transaction”). China Health HK was the acquirer in the Transaction, and the Transaction has been treated as a recapitalization of China Health US. After the Transaction and a 20:1 reverse stock split, Mr. Xin Sun owned 61,203,088 shares of common stock, representing 98.3% of the 62,234,737 total outstanding shares of common stock of China Health US. On April 7, 2009, Mr. Sun transferred 28,200,000 shares of common stock to 296 individuals, leaving him with 33,003,088 shares of common stock of China Health US, or approximately 53.03% of the total outstanding shares of common stock. Universal Fog, Inc. changed its name to China Health Industries Holdings, Inc. on February 19, 2009.

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

On December 24, 2014, Humankind entered into a Stock Transfer Agreement (the “Original Agreement”) with Xiuzheng Pharmaceutical Group Co., Ltd. a company incorporated under the laws of the PRC and located in Jilin province (“Xiuzheng Pharmacy” or the “Buyer”), Mr. Xin Sun, the CEO of the Company, and Huimeijia, a 99% owned subsidiary of Humankind and 1% owned by Mr. Xin Sun, pursuant to which, Humankind and Mr. Xin Sun (the “Equity Holders”), would sell their respective equity interests in Huimeijia, to Xiuzheng Pharmacy. On February 9, 2015, the four parties entered into a supplementary agreement (the “Supplementary Agreement”) to modify the terms of the Original Agreement, pursuant to which, the Equity Holders and Huimeijia (collectively the “Assets Transferors”) would only sell the 19 drug approval numbers (the “Assets”) to Xiuzheng Pharmacy. The Equity Holders would have retained their equity interests in Huimeijia, but would have pledged such equity interests to Xiuzheng Pharmacy until the Assets were transferred. On October 12, 2016, the four parties agreed to rescind the Supplementary Agreement and entered into a new supplementary agreement, pursuant to which, the four parties agreed to execute the transfer of the equity interests based on the Original Agreement, and according to which the Equity Holders sold their respective equity interests in Huimeijia to Xiuzheng Pharmacy for a total cash consideration of RMB 8,000,000 (approximately $1,306,186, the “Purchase Price”) to the Equity Holders. As of the date of this report, 80% of the Purchase Price was paid,Huimeijia has completed the changes in business registration, and Xiuzheng Pharmacy obtained a newly issued document business license issued by the local State Administration of Industry and Commerce in Harbin (“Harbin SAIC”) to Huimeijia in which the ownership of Huimeijia has now been recorded as being held by Xiuzheng Pharmacy with Harbin SAIC, and the legal representative (a person that is authorized to take most of the corporate actions on behalf of a company under the corporate laws in China) of Huimeijia has now been appointed by the Buyer. The transfer of all the Assets to the Buyer and the remainder of the Purchase Price to the Equity Holders are pending (See Note 3). The gain on the disposal of Huimeijia was $1,157,590.

China Health US, China Health HK, Humankind, Huimeijia and HLJ Huimeijia are collectively referred herein to as the “Company.”

As of December 31, 2016, the Company’s corporate structure was as follows:

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

The accompanying unaudited condensed consolidated financial statements have been prepared by Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. These unaudited condensed consolidated financial statements include all adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The results of operations for the six months ended December 31, 2016 may not be indicative of results that may be expected for the year ended June 30, 2017.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include China Health US and its four subsidiary companies, including China Health HK, Humankind, Huimeijia, and HLJ Huimeijia. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

On November 22, 2013, China Health US, through its wholly owned subsidiary Humankind, completed the acquisition of HLJ Huimeijia. HLJ Huimeijia and Humankind are under the common control of Mr. Xin Sun, the CEO of China Health US, before and after the date of transfer. Humankind’s accounting policy adopted the guidance in ASC 805-50-05-5 for the transfer of net assets between entities under common control to apply a method similar to the pooling-of-interests method. Under this method, the financial statements of Humankind shall report results of operations for the period in which the transfer occurs as though the transfer of net assets had occurred at the beginning of the period. Results of operations for that period will thus comprise both those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date to the end of the period. Similarly, Humankind shall present the statements of financial position and other financial information as of the beginning of the period as though the assets and liabilities had been transferred at that date. Financial statements and financial information of Humankind presented for prior years also shall be retrospectively adjusted to furnish comparative information.

Reclassifications

Certain prior year balances were reclassified to conform to the current period's presentation with consideration of reflecting Huimeijia business as discontinued operations. None of these reclassifications had an impact on reported financial position or cash flows for any of the periods presented.

Segment Reporting

FASB Accounting Standard Codification (“ASC”) Topic 280, “Segment Reporting,” established standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments. The Company has three reportable operating segments: Humankind, HLJ Huimeijia and “Others”. The segments are grouped based on the types of products provided.

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

As of December 31, 2016 and June 30, 2016, the Company’s uninsured bank balance was mainly maintained at financial institutions located in the PRC and Hong Kong. The uninsured bank balances of continuing operations were $20,275,994 and $29,783,152 as of December 31, 2016 and June 30, 2016, respectively. The uninsured bank balances of discontinued operations were $0 and $8,578 as of December 31, 2016 and June 30, 2016, respectively. The Company has no insured bank balance as of December 31, 2016 and June 30, 2016, respectively.

Short-term investments, held-to-maturity investments

The Company’s held-to-maturity investments consist of financial products purchased from investment guarantee corporations. The Company’s short term held-to-maturity investments are classified as short-term investments on the consolidated balance sheets based on their contractual maturity dates which are less than one year and are stated at their amortized costs.

The Company reviews its investments for other-than-temporary impairment (“OTTI”) based on the specific identification method. The Company considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds the investment’s fair value, the Company considers, among other factors, general market conditions, expected future performance of the investees, the duration and the extent to which the fair value of the investment is less than the cost, and the Company’s intent and ability to hold the investment. OTTI is recognized as a loss in the income statement.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. From November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales agents, whereas the payment terms for sales agents before November 1, 2013 were thirty (30) day. As of December 31, 2016 and June 30, 2016, the balances of accounts receivable from the continuing operations of the Company, were $1,673,667 and $1,145,131, respectively. As of December 31, 2016 and June 30, 2016, the balances of accounts receivable from discontinued operations, were both nil. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. The Company has determined that an allowance of $48,705 and $52,129 from the continuing operations of the Company was appropriate as of December 31, 2016 and June 30, 2016, respectively. The Company has determined that an allowance of nil from discontinued operations was appropriate as of December 31, 2016 and June 30, 2016.

Advance to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials, or service providers for services relating to construction plans for its plant, equipment and production lines for the GMP upgrading, and records these payments as advance to suppliers. As of December 31, 2016 and June 30, 2016, advance to suppliers, held for continuing operations, amounted to $390,698 and $154,430, respectively. As of December 31, 2016 and June 30, 2016, advance to suppliers, held for discontinued operations, amounted to $0 and $558, respectively.

Inventory

Inventory consists of raw materials, work in progress and finished goods of manufactured products.

Inventory is stated at lower of cost or market and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other entities of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor cost and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory as well as inventory the value of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. There was no inventory allowance, held for continuing operations and discontinued operations, provided for the six months ended December 31, 2016 and 2015, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment,” and FASB ASC Topic 205, “Presentation of Financial Statements.” The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of December 31, 2016 and June 30, 2016, the Company had not experienced impairment losses on its long-lived assets for both the continuing and discontinued operations. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets, held for both the continuing and discontinued operations, for the six months ended December 31, 2016 and 2015, respectively.

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

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment recorded for construction in progress, held for both the continuing and discontinued operations, for the six months ended December 31, 2016 and 2015, respectively.

Revenue Recognition

The Company recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exists and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience, held for both the continuing and discontinued operations, for the six months ended December 31, 2016 and 2015, respectively.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. As of December 31, 2016 and June 30, 2016, VAT payables from the continuing operations of the Company were $211,782 and $183,813, respectively. As of December 31, 2016 and June 30, 2016, VAT payables were both nil for the discontinued operations.

Sales-Related Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual aggregate VAT paid by the Company as taxes for the purposes of maintaining and building cities and educational facilities, which fees are included as sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. Sales-related taxes from the continuing operations of the Company were $26,805 and $33,901 for the six months ended December 31, 2016 and 2015, respectively. Sales-related taxes from the discontinued operations were both nil for the six months ended December 31, 2016 and 2015.

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

The Company operates in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and RMB. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting periods.

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the six months ended December 31, 2016 and 2015, the Company had no potential dilutive common stock equivalents outstanding.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers: Topic 606” (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us beginning July 1, 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are continuing to evaluate the impacts of our pending adoption of Topic 606.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): “Classification of Certain Cash Receipts and Cash Payments”, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following nine specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4)Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and (9) Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In October 2016, the FASB has issued ASU No. 2016-16, Income Taxes (Topic 740): “Intra-Entity Transfers of Assets Other Than Inventory”. The amendments require an entity to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and remove the exception to postpone recognition until the asset has been sold to an outside party. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. For all other entities, the amendments are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In October 2016, the FASB has issued ASU No. 2016-17, Consolidation (Topic 810): “Interest Held through Related Parties That Are under Common Control”, to provide guidance on the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity, or VIE by amending how a reporting entity, that is a single decision maker of a VIE, treats indirect interests in that entity held through related parties that are under common control. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash”(“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 will become effective for us beginning April 1, 2018, or fiscal 2019. ASU 2016-18 is required to be applied retrospectively. Upon the adoption, amounts described as restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows.

NOTE 3 - ASSETS SALE

On December 24, 2014, Humankind entered into a stock transfer agreement (the “Original Agreement”) with Xiuzheng Pharmaceutical Group Co., Ltd. a company incorporated under the laws of the PRC and located in Jilin province (“XiuzhengPharmacy”or the “Buyer”), Mr. Xin Sun, the CEO of Humankind, and Huimeijia, pursuant to which, Humankind and Mr. Xin Sun (the “Equity Holders”), would sell their respective equity interests in Huimeijia to Xiuzheng Pharmacy. The transfer of the 100% equity interests of Huimeijia to the Buyer was for a total cash consideration of RMB 8,000,000 (approximately $1,306,186) to the Equity Holders.

On February 9, 2015, the four parties entered into a supplementary agreement (the “Supplementary Agreement”) to modify the terms of the Original Agreement, pursuant to which, the Equity Holders and Huimeijia (collectively the “Assets Transferors”) would only sell the 19 drug approval numbers (including the tablet, capsule, powder, mixture, oral liquid, syrup and oral solution under the 19 approval numbers; licenses including the original copies of Business License, Organization Code Certificate, Tax Registration Certificate, Drug Production Permit and GMP Certificate, and other documents and original copies related to the production and operation of the 19 drugs) (the “Assets”) to Xiuzheng Pharmacy. The Equity Holders would have retained their equity interests in Huimeijia, but would have pledged such equity intereststo Xiuzheng Pharmacy until the Assets were transferred, at which time all the cash consideration shall be paid by the Buyer. The total cash consideration would have been the same as under the Original Agreement, i.e., RMB 8,000,000 (approximately $1,306,186) to the Assets Transferors. In the event that the Assets had failed to be transferred to the Buyer due to the fault of the Assets Transferors, the paid consideration would have been returned to the Buyer with interest accrued. If the failure of the transfer of the Assets were a result of changes in government policy or force majeure, the paid cash consideration would have been returned to the Buyer but without any interest.

On October 12, 2016, the four parties agreed to rescind the Supplementary Agreement and entered into a new supplementary agreement (the “Agreement”), pursuant to which, the four parties agreed to execute the transfer of the equity interests based on the Original Agreement, and according to which the Equity Holders sold their respective equity interests in Huimeijia to Xiuzheng Pharmacy. The transfer of 100% of the equity interests of Huimeijia to the Buyer was for a total cash consideration of RMB 8,000,000 (approximately $1,306,186) (the “Purchase Price”) to the Equity Holders. 40% of the Purchase Price was due within 10 business days after the signing of the Agreement; 40% of the Purchase Price was due within 10 business days after the completion of the changes in business registration described in the Original Agreement and Xiuzheng Pharmacy obtaining documents evidencing its ownership on Huimeijia; 15% of the Purchase Price is due within 10 business days after the transfer of all of the Drugs is approved by Heilongjiang FDA; and 5% of the Purchase Price is due within 10 business days after all of the Drugs have been transferred to Xiuzheng Pharmacy or its designee and Humankind and Mr. Xin Sun instruct Xiuzheng Pharmacy to complete three-batches production of all forms of the drugs included in the Drugs. As of the date of this report, 80% of the Purchase Price was paid and the Company has completed the changes in business registration and Xiuzheng Pharmacy obtained the newly issued business license issued by the local State Administration of Industry and Commerce in Harbin (“Harbin SAIC”) to Huimeijia,in which the ownership of Huimeijia has now been recorded as being held by Xiuzheng Pharmacy, with Harbin SAIC and the legal representative (a person that is authorized to take most of the corporate actions on behalf of a company under the corporate laws in China) of Huimeijia now persons appointed by the Buyer. The transfer of all the drug licenses to the Buyer and the remainder of the Purchase Price to the Equity Holders are pending.

The gain on the disposal of Huimeijia was $1,157,590.

NOTE 4 – SHORT TERM INVESTMENTS

Short term investments consist of held-to-maturity investments.

Held to maturity investments

Held-to-maturity investments consist of various financial products purchased from Harbin Hongxiang Investment Guarantee Co., Ltd., which are classified as held-to-maturity investments as the Company has the positive intent and ability to hold the investments to maturity. The maturity of these financial products is one year, with contractual maturity dates of July 19, 2017 and estimated annual interest rates ranging of 10%. They are classified as short term investments on the consolidated balance sheets as its contractual maturity dates are less than one year. The repayments of principal of the financial products are not guaranteed by the Hongxiang Investment Guarantee Co., Ltd. from which the financial products were purchased. Historically, the Company has received the principal and the interest in full upon maturity of these investments. Harbin Hongxiang Investment Guarantee Co., Ltd., the financial institution that handled the Company’s short term investment with is the related party of the Company.

While these financial products are not publicly traded, the Company estimated that their fair value approximate their amortized costs considering their short term maturities and high credit quality. No OTTI loss was recognized for the period ended December 31, 2016 and June 30, 2016.

NOTE 5 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable, held for continuing operations, were $1,673,667 and $1,145,131, respectively, net of allowance for doubtful accounts amounting to $48,705 and $52,129 as of December 31, 2016 and June 30, 2016, respectively. The Company’s accounts receivable, held for discontinued operations, were both nil, net of allowance for doubtful accounts amounting to nil as of December 31, 2016 and June 30, 2016, respectively.

NOTE 6 - INVENTORY

Inventory from the continuing operations of the Company consisted of following:

	December 31,	June 30,
	2016	2016
Raw Materials	$160,204	$122,569
Supplies and Packing Materials	132,782	130,472
Work-in-Progress	136,653	118,233
Finished Goods	61,231	48,713
Total	490,870	419,987
Less: Inventory, Held for Discontinued Operations	-	5,203
Inventory, Held for Continuing Operations	$490,870	$414,784

For the six months ended December 31, 2016 and 2015, the Company has not made provision for inventory from the continued and discontinued operations in regards to excessive, slow moving or obsolete items.

NOTE 7 - CONSTRUCTION IN PROGRESS

Construction in progress from the continuing operations of the Company consisted of the following:

	December 31,	June 30,
	2016	2016
Plant - HLJ Huimeijia	$654,778	$670,051
Plant and Production Lines - Huimeijia	-	1,806
Total	654,778	671,857
Less: Construction in Progress, Held for Discontinued Operations	-	1,806
Construction in Progress, Held for Continuing Operations	$654,778	$670,051

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for the plant, the estimated total cost of construction was approximately $2.09 million (RMB 12,800,000), anticipated to be completed by December 2016. As of December 31, 2016, 36% of construction had been completed and $654,778 (RMB 4,546,121) had been recorded as a cost of construction in progress.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment from the continuing operations of the Company consisted of the following:

	December 31,	June 30,
	2016	2016
Building, Warehouses and Improvements	$4,152,006	$4,360,191
Machinery and Equipment	1,172,993	1,232,861
Office Equipment	60,922	69,330
Vehicles	195,708	204,457
Others	21,604	-
Less: Accumulated Depreciation	(2,057,628)	(1,998,278)
Total	3,545,606	3,868,561
Less: Property and Equipment, net, Held for Discontinued Operations	-	1,796
Property and Equipment, net, held for continuing operations	$3,545,606	$3,866,765

Depreciation expense from the continuing operations of the Company was $361,117 and $173,033 for the six months ended December 31, 2016 and 2015, respectively. Depreciation expense from the discontinued operations was nil and $389 for the six months ended December 31, 2016 and 2015, respectively. Depreciation expense charged to operations from the continuing operations of the Company was $274,847 and $68,303 for the six months ended December 31, 2016 and 2015, respectively. Depreciation expense charged to cost of goods sold from the continuing operations of the Company was $86,270 and $104,730 for the six months ended December 31, 2016 and 2015, respectively. Depreciation expense charged to operations from the discontinued operations was nil and $389 for the six months ended December 31, 2016 and 2015, respectively. Depreciation expense charged to cost of goods sold from the discontinued operations was both nil for the six months ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, the building of HLJ Huimeijia with the book value of $1,604,882 has been mortgaged for the working capital loan in the principal amount of $1,440,300 (RMB 10,000,000). As of June 30, 2016, the building of HLJ Huimeijia with the book value of $1,676,627 has been mortgaged for the working capital loan in the principal amount of $1,504,687 (RMB 10,000,000).

NOTE 9 - INTANGIBLE ASSETS

The following is a summary of intangible assets from the continuing operations of the Company:

	December 31, 2016	June 30, 2016
Land Use Rights – Humankind	$912,860	$953,670
Health Supplement Product Patents – Humankind	4,320,899	4,514,061
Pharmaceutical Patents - HLJ Huimeijia	129,048	134,817
Land Use Rights - HLJ Huimeijia	624,382	652,295
Less: Accumulated Amortization	(2,198,432)	(2,063,784)
Total	3,788,757	4,191,059
Less: Intangible Assets, net, Held for Discontinued Operations	-	-
Intangible Assets, net, Held for Continuing Operations	$3,788,757	$4,191,059

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

Amortization expense from the continuing operations of the Company was $117,487 and $264,117 for the six months ended December 31, 2016 and 2015, respectively. Amortization expense from the discontinued operations was both nil for the six months ended December 31, 2016 and 2015.

As of December 31, 2016, land use rights of HLJ Huimeijia with the book value of $624,382 have been mortgaged for a working capital loan in the principal amount of $1,440,300 (RMB 10,000,000). As of June 30, 2016, land use rights of HLJ Huimeijia with the book value of $652,295 have been mortgaged for a working capital loan in the principal amount of $1,504,687 (RMB 10,000,000).

NOTE 10 - SHORT-TERM LOAN

On November 12, 2015, HLJ Huimeijia entered into a short-term loan agreement with a bank for a working capital loan in the principal amount of RMB 10,000,000, at an interest rate of 5.66% from November 12, 2015 to November 10, 2016. The loan was secured by the land use right and the building of HLJ Huimeijia, with a maturity date of November 10, 2016.

On November 17, 2016, the agreement was renewed with an interest rate of 6.09%, with a maturity date of November 16, 2017.

As of December 31, 2016 and June 30, 2016, the Company’s short-term loan from its continuing operations was $1,440,300 and $1,504,687, respectively. As of December 31, 2016 and June 30, 2016, the Company’s short-term loan from the discontinued operations was both nil.

Interest expenses from the continuing operations of the Company were $42,737 and $58,479 for the six months ended December 31, 2016 and 2015, respectively. Interest expenses from the discontinued operations were both nil for the six months ended December 31, 2016 and 2015, respectively.

NOTE 11 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun, consisted of the following:

	December 31, 2016	June 30, 2016
Mr. Xin Sun	$2,970,429	$2,678,220
Mr. Kai Sun	33,680	35,186
Total	3,004,109	2,713,406
Less: Related Party Debts, Held for Discontinued Operations	-	-
Related Party Debts, Held for Continuing Operations	$3,004,109	$2,713,406

These loans are unsecured and non-interest bearing and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun is a PRC citizen and a family member of Mr. Xin Sun, the CEO of the Company.

NOTE 12 - INCOME TAXES

(a) Corporate income taxes

 United States

China Health US was organized in the United States. China Health US had no taxable income for US income tax purposes for the six months ended December 31, 2016 and 2015, respectively. As of December 31, 2016, China Health US has a net operating loss carry forward for United States income taxes. Net operating loss carry forwards are available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and the continued losses of the US entity. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the six months ended December 31, 2016 and 2015. Management reviews this valuation allowance periodically and makes adjustments accordingly.

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

The provision for income taxes from the continuing operations of the Company consisted of the following for the three and six months ended December 31, 2016 and 2015:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Current provision:
USA	$-	$-	$-	$-
China	439,620	38,477	493,650	70,883
Total current provision	439,620	38,477	493,650	70,883
Deferred provision:
USA	-	-	-	-
China	-	-	-	-
Total deferred provision	-	-	-	-
Total provision for income taxes	439,620	38,477	493,650	70,883
Less: Provision for income taxes, held for discontinued operations	-	-	-	-
Provision for income taxes, held for continuing operations	$439,620	$38,477	$493,650	$70,883

Significant components of deferred tax assets from the continuing operations of the Company were as follows:

	December 31,	June 30,
	2016	2016
Deferred tax assets
Net operating loss carry forward	$-	$118,259
Allowance for doubtful accounts	-	-
Valuation allowance	-	(118,259)
Deferred tax assets, net	-	-
Less: Deferred tax assets, net, held for discontinued operations	-	-
Deferred tax assets, net, held for continuing operations	$-	$-

As of December 31, 2016 and June 30, 2016, the Company accrued a 100% valuation allowance on its deferred tax assets based on the assessment on the probability of future reversion.

(b) Uncertain tax positions

There were no unrecognized tax benefits as of December 31, 2016 and June 30, 2016, respectively. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the six months ended December 31, 2016 and 2015, the Company did not incur any interest and penalties arising from its tax payments.

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

Since the Company terminated its rental agreement on January 9, 2013, it had no rental commitment as of December 31, 2016.

NOTE 14 - MAJOR SUPPLIERS AND CUSTOMERS

For the six months ended December 31, 2016, the Company had two suppliers that in the aggregate accounted for 88% of the Company’s purchases for the continuing operations, with each supplier accounting for 78% and 10%, respectively.

For the six months ended December 31, 2015, the Company had one supplier that in the aggregate accounted for 78% of the Company’s purchases for the continuing operations.

For the six months ended December 31, 2016, the Company had six customers that in the aggregate accounted for 68% of the Company’s total sales for the continuing operations, with each customer accounting for 13%, 13%, 11%, 11%, 10% and 9%, respectively.

For the six months ended December 31, 2015, the Company had four customers that in the aggregate accounted for 42% of the Company’s total sales for the continuing operations, with each customer accounting for 11%, 11%, 10% and 10%, respectively.

NOTE 15 - SEGMENT REPORTING

The Company was organized into three main business segments based on the types of products being provided to customers: HLJ Huimeijia, Humankind and “Others”. Each of the three operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income, and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net loss by segment. The discontinued Huimeijia business was included in others segment.

The following tables present summary information by segment for the three and six months ended December 31, 2016 and 2015, respectively:

	For the Three Months Ended December 31, 2016				For the Three Months Ended December 31, 2015
				Consolidated				Consolidated
				from				from
	HLJ			continuing	HLJ			continuing
	Huimeijia	Humankind	Others	operations	Huimeijia	Humankind	Others	operations
Revenues	$64	$1,891,432	$-	$1,891,596	$349,963	$2,375,688	$-	$2,725,651
Cost of revenues	10	1,179,027	-	1,179,037	337,758	1,662,440	-	2,000,198
Gross profit	54	712,405	-	712,459	12,205	713,248	-	725,453
Interest expense	21,051	-	-	21,051	26,855	-	-	26,855
Depreciation and amortization	49,935	193,524	-	243,459	9,433	140,636	193	150,262
Income tax	-	439,620	-	439,620	-	38,477	-	38,477
Net income (loss)	(179,316)	1,318,859	130,166	1,269,709	(114,636)	115,433	(112,806)	(112,009)
Total capital expenditures	-	-	-	-	4,543	-	-	4,543
Total assets	$2,948,063	$36,996,900	$(5,798)	$39,939,165	$3,043,481	$36,799,287	$61,125	$39,903,893

	For the Six Months Ended December 31, 2016				For the Six Months Ended December 31, 2015
				Consolidated				Consolidated
				from				from
	HLJ			continuing	HLJ			continuing
	Huimeijia	Humankind	Others	operations	Huimeijia	Humankind	Others	operations
Revenues	$164	$3,071,500	$-	$3,071,664	$643,719	$4,038,000	$-	$4,681,719
Cost of revenues	68	1,934,254	-	1,934,322	588,104	2,831,058	-	3,419,162
Gross profit	96	1,137,246	-	1,137,342	55,615	1,206,942	-	1,262,557
Interest expense	42,737	-	-	42,737	58,479	-	-	58,479
Depreciation and amortization	64,165	328,169	-	392,334	28,225	303,805	389	332,419
Income tax	-	493,650	-	493,650	-	70,883	-	70,883
Net income (loss)	(317,189)	1,480,950	129,971	1,293,732	(241,918)	212,649	(113,076)	(142,345)
Total capital expenditures	-	-	-	-	4,543	454	-	4,997
Total assets	$2,948,063	$36,996,900	$(5,798)	$39,939,165	$3,043,481	$36,799,287	$61,125	$39,903,693

	For the Three Months Ended		For the Three Months Ended
	December 31, 2016		December 31, 2015

		Consolidated from		Consolidated from
		discontinued		discontinued
	Huimeijia	operations	Huimeijia	operations
Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-
Interest expense	-	-	-	-
Depreciation and amortization	-	-	193	193
Income tax	-	-	-	-
Net loss	(50)	-	(193)	(193)
Total capital expenditures	-	-	-	-
Total assets	$17,124	$-	$18,785	$18,785

	For the Six Months Ended		For the Six Months Ended
	December 31, 2016		December 31, 2015

		Consolidated from		Consolidated from
		discontinued		discontinued
	Huimeijia	operations	Huimeijia	operations
Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-
Interest expense	-	-	-	-
Depreciation and amortization	-	-	389	389
Income tax	-	-	-	-
Net loss	(50)	-	(389)	(389)
Total capital expenditures	-	-	-	-
Total assets	$17,124	$-	$18,785	$18,785

NOTE 16 - DISCONTINUED OPERATIONS

In accordance with ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, committing to a plan to sell the entity, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as a component of net income (loss) separate from the net income (loss) of continued operations in accordance with ASC 205-20-45.

Reconciliation of the carrying amounts of major classes of assets and liabilities of discontinued operations classified as discontinued operations in the unaudited condensed consolidated balance sheets.

		December 31, 2016		June 30, 2016
ASSETS
Current Assets
Cash and cash equivalents		$8,162		$8,578
Inventory		4,981		5,203
Advance to suppliers		534		558
Total Current Assets		13,677		14,339

Property, plant and equipment, net		1,719		1,796
Construction in progress		1,728		1,806
Total Assets		$17,124		$17,941

LIABILITIES AND EQUITY
Current Liabilities:	$		$
Accounts payable and accrued expenses		534		558
Other payables		15		16
Advance from customers		-		481,500
Taxes payable		(58)		(61)
Total Current Liabilities		491		482,013

Total Liabilities		$491		$482,013

Reconciliation of the carrying amounts of major classes of net income (loss) from operations to be disposed classified as discontinued operations in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

	For the Three Months Ended
	December 31,
	2016	2015
Operating Expenses
Depreciation and amortization expenses	$-	$(196)
Total Operating Expenses	-	(196)

Loss from Operations	-	(196)
Other expenses, net	50
Loss before Income Taxes	(50)	(196)

Net Loss from Discontinued Operations	$(50)	$(196)

	For the Six Months Ended
	December 31,
	2016	2015
Operating Expenses
Depreciation and amortization expenses	$-	$(389)
Total Operating Expenses	-	(389)

Loss from Operations	-	(389)
Other expenses, net	50
Loss before Income Taxes	(50)	(389)

Net Loss from Discontinued Operations	$(50)	$(389)

NOTE 17 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there are no additional items to disclose except the above mentioned matters.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under this caption as well as under captions elsewhere in this document, are forward-looking statements. In some cases, these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements, which reflect our view only as of the date of this report.

Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

  the effect of political, economic, and market conditions and geopolitical events;

  legislative and regulatory changes that affect our business;

  the availability of funds and working capital; and

  the actions and initiatives of current and potential competitors.

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

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “the Registrant,” “our Company,” or “the Company” are to China Health Industries Holdings, Inc., a Delaware corporation, China Health Industries Holdings Limited, a limited liability company incorporated under the laws of Hong Kong, its wholly owned subsidiary in China, Harbin Humankind Biology Technology Co. Limited (“Humankind”) and indirect 99% owned subsidiary, Harbin Huimeijia Medicine Company (“Huimeijia”) and indirect wholly owned subsidiary, Heilongjiang Huimeijia Pharmaceutical Co., Ltd. (“HLJ Huimeijia”). Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iii) “RMB” are to Renminbi Yuan of China; (iv) “Securities Act” are to the Securities Act of 1933, as amended; and (v) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

HLJ Huimeijia's current certificate of GMP expired at the end of December 2015. HLJ Huimeijia has applied for a new certificate of GMP, which is expected to be obtained in July 2017. However, there is no assurance that we will obtain the new GMP certificate by such time. According to the law of the PRC, HLJ Huimeijia must cease all production activities before getting the new GMP certificate. The equipment and production line will begin reconstruction in the third quarter of the fiscal year 2016 and will continue through the third quarter of the fiscal year 2017 for the purpose of applying for the new GMP certificate. Although HLJ Huimeijia could sell inventory produced before obtaining the new GMP certificate, management anticipates there will be no or very little revenue generated by HLJ Huimeijia after the expiration of the old GMP certificate.

On December 24, 2014, Humankind, Xiuzheng Pharmacy (the “Buyer”), Mr. Xin Sun and Huimeijia entered into a Stock Transfer Agreement (the “Original Agreement”), pursuant to which, Humankind and Mr. Xin Sun (the “Equity Holders”) would sell their respective equity interests in Huimeijia to Xiuzheng Pharmacy. On February 9, 2015, the four parties entered into a Supplementary Agreement (the “Supplementary Agreement”) to modify the terms of the Original Agreement, pursuant to which, the Equity Holders and Huimeijia would only sell the 19 drug approval numbers (the “Assets”) to Xiuzheng Pharmacy. The Equity Holders would have retained their equity interests in Huimeijia, but would have pledgedsuch equity interests to Xiuzheng Pharmacy until the Assets were transferred. On October 12, 2016, the four parties agreed to rescind the Supplementary Agreement and entered into a new supplementary agreement, pursuant to which, the four parties agreed to execute the transfer of the equity interests based on the Original Agreement, and according to which the Equity Holders sold their respective equity interests in Huimeijia to Xiuzheng Pharmacy for a total cash consideration of RMB 8,000,000 (approximately $1,306,186) (the “Purchase Price”) to the Equity Holders. As of the date of this report, 80% of the Purchase Price was paid, the Company has completed the changes in business registration, and Xiuzheng Pharmacy obtained the newly issued business license issued by the local State Administration of Industry and Commerce in Harbin (“Harbin SAIC”) to Huimeijia in which the ownership of Huimeijia has now been recorded as being held by Xiuzheng Pharmacy with Harbin SAIC and the legal representative (a person that is authorized to take most of the corporate actions on behalf of a company under the corporate laws in China) of Huimeijia has now become a person appointed by the Buyer. The transfer of all the Drugs to the Buyer and the remainder of the Purchase Price to the Equity Holders are pending. As of December 31, 2016, the results of operations of Huimeijia business are reflected in the Company’s unaudited condensed consolidated financial statements as discontinued operations.

Our business is conducted through our sales agents and sales personnel. We sell our products directly to end customers by our own sales personnel as well as our sales agents, operating primarily in Anhui, Zhejiang, Shanghai, Beijing, Jiangsu, and Gansu where most of our revenues are generated. Our sales through agents in Anhui, Zhejiang, Shanghai, Beijing, Jiangsu, and Gansu provinces accounted for 13%, 13%, 11%, 11%, 10% and 9% of our total sales, respectively, for the six months ended December 31, 2016. Although we do not currently sell our products online, we expect to do so in the future.

Results of Operations

Three months ended December 31, 2016 compared to the three months ended December 31, 2015

The following table summarizes the top lines of the results of our operations for the three months ended December 31, 2016 and 2015, respectively:

	December 31,	December 31,
	2016	2015	Variance	%
Revenues	$1,891,496	$2,725,651	$(834,155)	-30.60%
Humankind	1,891,432	2,375,688	(484,256)	-20.38%
HLJ Huimeijia	64	349,963	(349,899)	-99.98%
Cost of Goods Sold	$1,179,037	$2,000,198	$(821,161)	-41.05%
Humankind	1,179,027	1,662,440	(483,413)	-29.08%
HLJ Huimeijia	10	337,758	(337,748)	-100.00%
Gross Profit	$712,459	$725,453	$(12,994)	-1.79%
Humankind	712,405	713,248	(843)	-0.12%
HLJ Huimeijia	54	12,205	(12,151)	-99.56%

Revenue

Total revenues from the continuing operations of the Company decreased by $834,155 or 30.60% for the three months ended December 31, 2016 as compared to the same period in 2015. The decrease in revenues was primarily due to a decrease of $484,256 or 20.38% in Humankind’s revenues and a decrease of $349,899 or 99.98% in HLJ Huimeijia’s revenues for the three months ended December 31, 2016 as compared to the same period in 2015. The decrease of the sales revenue in Humankind was primarily due to the decrease in sales volume of Waterlilies Soft Capsule, which was caused by our shift of marketing focus from such product to Propolis and Black Ant Capsule. The decrease of the sales revenue in HLJ Huimeijia was primary due to the expiration of its GMP certificate on December 31, 2015. During the last three months prior to such expiration date, HLJ Huimeijia reduced its production and marketing operation as more attention was paid to the preparation of manufacturing and technical improvement in order to meet the requirements for obtaining a new GMP certificate. Since the third quarter of fiscal year 2016, HLJ Huimeijia has ceased all production activities, reconstructed its equipment and production line for the purpose of applying for the new GMP certificate while selling inventory produced before the expiration of the GMP certificate.

Our total cost of sales from the continuing operations of the Company decreased by $821,161 or 41.05% for the three months ended December 31, 2016 as compared to the same period in 2015. The decrease in cost of sales was primarily due to a decrease of $483,413 or 29.08% in Humankind’s cost of sales and a decrease of $337,748 or 100.00% in HLJ Huimeijia’s cost of sales for the three months ended December 31, 2016 as compared to the same period in 2015, which were primarily due to the decrease in sales volume of products sold by Humankind and HLJ Huimeijia.

Our gross margin from the continuing operations of the Company decreased by $12,994 from $725,453 for the three months ended December 31, 2015 to $712,459 for the three months ended December 31, 2016. This decrease was mainly due to the decrease in sales volume of products sold by Humankind and HLJ Huimeijia as discussed above.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product for the three months ended December 31, 2016 and 2015, respectively:

	December 31, 2016			December 31, 2015
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Waterlilies Soft Capsule (Sailuozhi)	6,235	$377,888	12.30%	23,665	$1,517,191	55.66%
Propolis and Black Ant Capsule	55,339	1,513,550	49.27%	29,580	858,494	31.50%
HLJ Huimeijia						4.19%
Muskiness Bone Strengthener Paste	-	-	0.00%	419,119	114,199	2.00%
Muskiness Pain Relieving Paste	-	-	0.00%	173,445	54,574	1.60%
Injury and Rheumatism relieving
Paste	50	65	0.00%	146,370	43,505	2.35%
Refining Gou Pi Cream	-	-	0.00%	274,161	63,940	1.45%
Enema Glycerini	-	-	0.00%	390,748	39,649	1.24%
Umguentum Acidi Borici Camphoratum	-	-	0.00%	108,250	33,862	0.00%
Indometacin and Furazolidone
Suppositories	-	(7)	0.00%	-	-	0.00%
Ge Hong Beriberi Water	-	-	0.00%	725	237	0.01%
Total		$1,891,496	100.00%		$2,725,651	100.00%

Operating Expenses

The following table summarizes our operating for the three months ended December 31, 2016 and 2015, respectively:

	December 31, 2016	December 31, 2015	Variance	%
Operating Expenses
Selling, general and administrative	$327,091	$651,141	$(324,050)	-49.77%
Depreciation and amortization	243,459	150,069	93,390	62.23%
Total Operating Expenses	$570,550	$801,210	$(230,660)	-28.79%

Total operating expenses for the three months ended December 31, 2016 decreased by $230,660 or 28.79%, as compared to the corresponding period in 2015. The increase in operating expenses was primarily attributable to a decrease of $324,050 or 49.77% in selling, general and administrative expenses, offset by an increase of $93,390 or 62.23% in depreciation and amortization expenses. The decrease in selling, general and administrative expenses was mainly due to the decreased share-based compensation for the three months ended December 31, 2016 as compared to the same period in 2015. The increase in depreciation and amortization expenses was primarily due to the adjustment for depreciation and amortization expenses of prior period during the second quarter of fiscal year 2016.

Total operating expenses from the discontinued operations decreased from $193 for the three months ended December 31, 2015 to nil for the corresponding period in 2016.

Interest Income and Interest Expense

Interest income from the continuing operations of the Company was $17,579 for the three months ended December 31, 2016, as compared to $17,417 for the three months ended December 31, 2015. This increase of $162, or 0.93%, was mainly due to the increased average balance of bank deposits compared with the same period of 2015.

Interest expense from the continuing operations of the Company was $21,051 for the three months ended December 31, 2016, a decrease of $5,804 or 21.61%, as compared to $26,855 for the three months ended December 31, 2015. The decrease of interest expense was mainly due to the decrease of short-term loan interest rate.

Investment Income

During the three months ended December 31, 2016, investment income from the continuing operations of the Company was $219,635, as compared to nil for the same period in 2015. On July 5, 2016, our Company entered into a one-year financial management agreement with the principal in the amount of $8,641,797 (RMB 60,000,000) at the expected annual rate of return of 10%. The financial institution that handled the Company’s short term investment with is the related party of the Company.

Income Taxes

Income taxes from the continuing operations of the Company increased by $401,143, or 1042.55%, from $38,477 for the three months ended December 31, 2015 to $439,620 for the three months ended December 31, 2016. This increase was due to the increase in income before income taxes of one of the Company’s subsidiaries, Humankind, with an increase from $153,910 for the three months ended December 31, 2015 to $1,758,479 for the same period of 2016.

Net Income (Loss) from Continuing Operations and Income (Loss) Per Share

Net income from the continuing operations of the Company was $1,269,709 for the three months ended December 31, 2016, as compared to net loss of $111,816 for the three months ended December 31, 2015. This increase of $1,381,525, or 1235.53% in net income was primarily attributable to an increase in gain on disposal of subsidiaries in the amount of $1,157,590 and a decrease in selling, general and administrative expenses of $324,050, partially offset by a decrease in gross profit of $12,994 and an increase in depreciation and amortization expense in the amount of $93,390 for the three months ended December 31, 2016 as compared to the same period of 2015.

Income per share was $0.0193 for the three months ended December 31, 2016 and loss per share was $0.0017 for the three months ended December 31, 2015, respectively. This increase was primarily a result of the above increase in net income.

Net Loss from Discontinued Operations

Net loss from the discontinued operations was nil for the three months ended December 31, 2016, as compared to $193 for the three months ended December 31, 2015.

Net Income (Loss)

As a result of the foregoing, we had net income of $1,269,709 for the three months ended December 31, 2016, compared to net loss of $112,009 for the same period in 2015. After deduction of non-controlling interest in loss, net income attributable to the China Health Industries Holdings was $1,269,709 for the three months December 31, 2016, and net loss attributable to the China Health Industries Holdings was $112,007 for the same period in 2015.

Six months ended December 31, 2016 compared to the six months ended December 31, 2015

The following table summarizes the top lines of the results of our operations for the six months ended December 31, 2016 and 2015, respectively:

	December 31,	December 31,
	2016	2015	Variance	%
Revenues	$3,071,664	$4,681,719	$(1,610,055)	-34.39%
Humankind	3,071,500	4,038,000	(966,500)	-23.94%
HLJ Huimeijia	164	643,719	(643,555)	-99.97%
Cost of Goods Sold	$1,934,322	$3,419,162	$(1,484,840)	-43.43%
Humankind	1,934,254	2,831,058	(896,804)	-31.68%
HLJ Huimeijia	68	588,104	(588,036)	-99.99%
Gross Profit	$1,137,342	$1,262,557	$(125,215)	-9.92%
Humankind	1,137,246	1,206,942	(69,696)	-5.57%
HLJ Huimeijia	96	55,615	(55,519)	-99.83%

Revenue

Total revenues from the continuing operations of the Company decreased by $1,610,055 or 34.39% for the six months ended December 31, 2016 as compared to the same period in 2015. The decrease in revenues was primarily due to a decrease of $966,500 or 23.94% in Humankind’s revenues and a decrease of $643,555 or 99.97% in HLJ Huimeijia’s revenues for the six months ended December 31, 2016 as compared to the same period in 2015. The decrease of the sales revenue in Humankind was primarily due to the decrease in sales volume of Waterlilies Soft Capsule, which was caused by our shift of marketing focus from such product to Propolis and Black Ant Capsule. The decrease of the sales revenue in HLJ Huimeijia was primary due to the expiration of its GMP certificate on December 31, 2015. During the last three months prior to such expiration date, HLJ Huimeijia reduced its production and marketing operation as more attention was paid to the preparation of manufacturing and technical improvement in order to meet the requirements for obtaining a new GMP certificate. Since the third quarter of fiscal year 2016, HLJ Huimeijia has ceased all production activities, reconstructed its equipment and production line for the purpose of applying for the new GMP certificate while selling inventory produced before the expiration of the GMP certificate.

Our total cost of sales from the continuing operations of the Company decreased by $1,484,840 or 43.43% for the six months ended December 31, 2016 as compared to the same period in 2015. The decrease in cost of sales was primarily due to a decrease of $896,804 or 31.68% in Humankind’s cost of sales and a decrease of $588,036 or 99.99% in HLJ Huimeijia’s cost of sales for the six months ended December 31, 2016 as compared to the same period in 2015, which were primarily due to the decrease in sales volume of products sold by Humankind and HLJ Huimeijia.

Our gross margin from the continuing operations of the Company decreased by $125,215 from $1,262,557 for the six months ended December 31, 2015 to $1,137,342 for the six months ended December 31, 2016. This decrease was mainly due to the decrease in sales volume of products sold by Humankind and HLJ Huimeijia as discussed above.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the six months ended December 31, 2016 and 2015, respectively:

	December 31, 2016			December 31, 2015
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Waterlilies Soft Capsule (Sailuozhi)	10,624	$647,735	21.09%	39,853	$2,567,776	54.85%
Propolis and Black Ant Capsule	88,264	2,423,765	78.91%	50,408	1,470,221	31.40%
HLJ Huimeijia
Muskiness Bone Strengthener Paste	59	24	0.00%	911,167	243,381	5.20%
Muskiness Pain Relieving Paste	21	9	0.00%	370,710	101,096	2.16%
Injury and Rheumatism relieving Paste	118	93	0.00%	239,533	68,939	1.47%
Refining Gou Pi Cream	15	6	0.00%	418,826	112,585	2.40%
Enema Glycerini	-	-	0.00%	799,026	81,077	1.73%
Umguentum Acidi Borici Camphoratum	10	3	0.00%	110,410	34,594	0.74%
Indometacin and Furazolidone Suppositories	-	-	0.00%	1,100	450	0.01%
Ge Hong Beriberi Water	92	29	0.00%	5,350	1,600	0.03%
Total		$3,071,664	100.00%		$4,681,719	100.00%

Operating Expenses

The following table summarizes our operating expenses for the six months ended December 31, 2016 and 2015, respectively:

	December 31, 2016	December 31, 2015	Variance	%
Operating Expenses
Selling, general and administrative	$757,355	$1,000,020	$(242,665)	-24.27%
Depreciation and amortization	392,334	332,030	60,304	18.16%
Total Operating Expenses	$1,149,689	$1,332,050	$(182,361)	-13.69%

Total operating expenses for the six months ended December 31, 2016 decreased by $182,361 or 13.69%, as compared to the corresponding period in 2015. The decrease in operating expenses was primarily attributable to a decrease of $242,665 or 24.27% in selling, general and administrative expenses, offset by an increase of $60,304 or 18.16% in depreciation and amortization expenses. The decrease in selling, general and administrative expenses was mainly due to the decreased share-based compensation for the six months ended December 31, 2016 as compared to the same period in 2015. The increase in depreciation and amortization expenses was primarily due to the adjustment for depreciation and amortization expenses of prior period during the second quarter of fiscal year 2016.

Total operating expenses from the discontinued operations decreased from $389 for the six months ended December 31, 2015 to nil for the corresponding period in 2016.

Interest Income and Interest Expense

Interest income from the continuing operations of the Company was $37,488 for the six months ended December 31, 2016, as compared to $35,524 for the six months ended December 31, 2015. This increase of $1,964, or 5.53%, was mainly due to the increased average balance of bank deposits compared with the same period of 2015.

Interest expense from the continuing operations of the Company was $42,737 for the six months ended December 31, 2016, a decrease of $15,742 or 26.92%, as compared to $58,479 for the six months ended December 31, 2015. The decrease of interest expense was mainly due to the decrease of short-term loan interest rate.

Investment Income

During the six months ended December 31, 2016, investment income from the continuing operations of the Company was $444,728, as compared to nil for the same period in 2015. On July 5, 2016, our Company entered into a one-year financial management agreement with the principal in the amount of $8,641,797 (RMB 60,000,000) at the expected annual rate of return of 10%. The financial institution that handled the Company’s short term investment with is the related party of the Company.

Income Taxes

Income taxes from the continuing operations of the Company increased by $422,767, or 596.43%, from $70,883 for the six months ended December 31, 2015 to $493,650 for the six months ended December 31, 2016. This increase was due to the increase in income before income taxes of one of the Company’s subsidiaries, Humankind, with an increase from $283,532 for the six months ended December 31, 2015 to $1,974,600 for the same period of 2016.

Net Income (Loss) from Continuing Operations and Income (Loss) Per Share

Net income from the continuing operations of the Company was $1,293,732 for the six months ended December 31, 2016, as compared to net loss of $141,956 for the six months ended December 31, 2015. This increase of $1,435,688, or 1011.36% in net income was primarily attributable to an increase in gain on disposal of subsidiaries in the amount of $1,157,590, an increase in investment income in the amount of $444,728 and a decrease in selling, general and administrative expenses of $242,665, partially offset by a decrease in gross profit of $125,215 and an increase in depreciation and amortization expense in the amount of $60,304 for the six months ended December 31, 2016 as compared to the same period of 2015.

Income per share was $0.0197 for the six months ended December 31, 2016 and loss per share was $0.0022 for the six months ended December 31, 2015, respectively. This increase was primarily a result of the above increase in net income.

Net Loss from Discontinued Operations

Net loss from the discontinued operations was nil for the six months ended December 31, 2016, as compared to $389 for the six months ended December 31, 2015.

Net Income (Loss)

As a result of the foregoing, we had net income of $1,293,732 for the six months ended December 31, 2016, compared to net loss of $142,345 for the same period in 2015. After deduction of non-controlling interest in loss, net income attributable to the China Health Industries Holdings was $1,293,732 for the six months December 31, 2016, and net loss attributable to the China Health Industries Holdings was $142,341 for the same period in 2015.

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

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activities as of December 31, 2016 and June 30, 2016 and for the six months ended December 31, 2016 and 2015:

	December 31, 2016	June 30, 2016
Cash and cash equivalents	$20,275,994	$29,783,152
Working capital	$25,850,972	$25,518,206
Inventories	$490,870	$414,784
	2016	2015
For the six months ended December 31:
Cash provided by (used in):
Operating activities	$(802,273)	$115,463
Investing activities	$(7,288,676)	$(69,252)
Financing activities	$20,698	$9,455

For the six months ended December 31, 2016, our net decrease in cash and cash equivalents from the continuing operations of the Company totaled $9,507,158, which is comprised of net cash used in operating activities in the amount of $802,273, net cash used in investing activities in the amount of $7,288,676 and the negative effect of prevailing exchange rates on our cash position of $1,436,907, offset by net cash provided by financing activities in the amount of $20,698.

For the six months ended December 31, 2015, our net decrease in cash and cash equivalents from the continuing operations of the Company totaled $850,848, which is comprised of net cash used in investing activities in the amount of $69,252 and the negative effect of prevailing exchange rates on our cash position of $906,514, offset by net cash provided by operating activities in the amount of $115,463 and net cash provided by financing activities in the amount of $9,455.

Our working capital from continuing operations at December 31, 2016 was $25,850,972, compared to working capital of $25,518,206 at June 30, 2016. This increase of $332,766 or 1.30% was primarily attributable to the increase in interest receivable in the amount of $432,090, the increase in accounts receivable in the amount of $528,536, the increase in advance to suppliers in the amount of $236,268 and the decrease in other payables in the amounts of $466,615.

Net cash used in operating activities was $802,273 for the six months ended December 31, 2016, primarily attributable to an increase in interest receivable in the amount of $432,090, an increase in accounts receivable in the amount of $528,536, an increase in advance to suppliers in the amount of $236,268 and a decrease in other payables in the amount of $466,615. Net cash used in investing activities was $7,288,676 for the six months ended December 31, 2016, primarily due to the expenditure in short-term investment of $8,197,069. Net cash provided by financing activities from continuing operations was $20,698 for the six months ended December 31, 2016, attributable to proceeds from related party debts in the amount of $85,085, partially offset by payment of short term loans in the amount of $64,387. The negative effect of exchange rate changes on cash and cash equivalents in the amount of $1,436,907 for the six months ended December 31, 2016 was mainly a result of the effect of the devaluation of the RMB to the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 6.9430 to 1 and 6.6459 to 1 as of December 31, 2016 and June 30, 2016, respectively, and the average exchange rate from USD to RMB was 6.7457 for the six months ended December 31, 2016.

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

Related Party Debts

We had related party debts from the continuing operations of the Company in the amount of $3,004,109 as of December 31, 2016, as compared to $2,713,406 as of June 30, 2016, an increase of $290,703 or 10.71% . The amount of related party debts mainly consists of a loan from Mr. Xin Sun, the CEO of the Company. The loan is unsecured and non-interest bearing and has no fixed terms of repayment. There was no written agreement for the loan. See Note 11.

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

There have been no material changes during the six months ended December 31, 2016 in the Company’s significant accounting policies to those previously disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2016.

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

At the conclusion of the period ended December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive and principal financial officer concluded that, due to the material weakness in our internal control over financial reporting as discussed in our annual report on Form 10-K for the fiscal year ended June 30, 2016, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have come to management’s attention during the quarter ended December 31, 2016 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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
Officer
(Principal Executive Officer, Principal
Financial Officer
and Principal Accounting Officer)

Date:	February 14, 2017

EXHIBIT INDEX

Exhibit	Description
No.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document