Form 10-K
period 2017-06-30
China Health Industries Holdings, Inc.
filed 2017-09-27
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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
[X] Yes          [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
[ ] Yes           [X] No

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of December 30, 2016 was approximately $6,304,556.86 (45,032,549 shares of common stock held by non-affiliates) based upon the closing price of the common stock on such date.

As of September 12, 2017, there were 65,539,737 shares of common stock, par value $0.0001 issued and outstanding.

Table of Contents

Part I

Item 1	Business

Item 1A	Risk Factors

Item 1B	Unresolved Staff Comments

Item 2	Properties

Item 3	Legal Proceedings

Item 4	Mine Safety Disclosures

Part II

Item 5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6	Selected Financial Data

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

Item 8	Financial Statements and Supplementary Data

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A	Controls and Procedures

Item 9B	Other Information

Part III

Item 10	Directors, Executive Officers and Corporate Governance

Item 11	Executive Compensation

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13	Certain Relationships and Related Transactions, and Director Independence

Item 14	Principal Accounting Fees and Services

Part IV

Item 15	Exhibits, Financial Statement Schedules

PART I

Item 1.	Business.

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

As of June 30, 2017, the Company’s corporate structure was as follows:

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

On October 12, 2016, the four parties agreed to rescind the Supplementary Agreement and entered into a new supplementary agreement, pursuant to which the parties agreed to execute the transfer of the equity interests based on the Original Agreement and the Equity Holders sold their respective equity interests in Huimeijia to Xiuzheng Pharmacy for total cash consideration of RMB 8,000,000 (approximately $1,306,186, the “Purchase Price”) to the Equity Holders. As of the date of this report, 80% of the Purchase Price has been paid, Huimeijia has completed changes in its business registration, and Xiuzheng Pharmacy has obtained a new business license issued by the local State Administration of Industry and Commerce in Harbin (“Harbin SAIC”) for Huimeijia, in which Huimeijia’s ownership is recorded as held by Xiuzheng Pharmacy with Harbin SAIC, and the legal representative (a person that is authorized to take most of corporate actions on behalf of a company under PRC corporate laws) of Huimeijia has been appointed by the Buyer. The transfers of all the Assets to the Buyer and the remainder of the Purchase Price to the Equity Holders are pending. The gain on the disposal of Huimeijia was $1,157,590. As of June 30, 2017, total cash consideration pertinent to this transfer of equity interest the Company has received was RMB 6,400,000 (approximately $944,050).

HLJ Huimeijia was founded on October 30, 2003, its latest GMP certificate was effective from November 12, 2009 to December 31, 2015. HLJ Huimeijia has applied a new certificate of GMP, which is expected to be obtained in December 2017. HLJ Huimeijia engages in the manufacture and distribution of tincture, ointments, rubber paste (including hormones), topical solution, suppositories, liniment (including traditional Chinese medicine extractions), enemas and oral liquids. Its predecessor is Heilongjiang Xue Du Pharmaceutical Co., Ltd., which had established brand name in the market through its supply of high-quality drug products. HLJ Huimeijia is a “high and new technology” enterprise that provides the most comprehensive types of topical medical products in Heilongjiang Province, a northeastern province of China.

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

- Dr. Xiao Brand Xingxing Soft Capsule (Guo Shi Jian Zi G20080080), which is effective in improving memory,

- Dr. Xiao Brand Vitamin A Fish Oil Soft Capsule (Guo Shi Jian Zi G20080406), which is effective in relieving eyestrain,

- Dr. Xiao Brand Colon Cleanser Granules (Guo Shi Jian Zi G20060061), which is effective in relaxing bowels and promoting the discharge of lead,

- Dr. Xiao Brand Jianli Soft Capsule (Guo Shi Jian Zi G20050710), which is effective in increasing immunity and relieving physical fatigue, and

- LB Brand Xinpin Capsule (Guo Shi Jian Zi G20050770), which is effective in dispelling chloasma.

The major suppliers of raw materials for our products who exceeded 10% of our total purchases in the fiscal years 2017 and 2016 are the following:

		Purchases
		(in U.S.	% of
	Name of Supplier	Dollars)	Purchases

FY2017	Shukui Wang	2,622,567	77.87%

	Shantou Yuehui Packing Material Co., Ltd	349,112	10.37%

FY2016	Shukui Wang	3,851,964	78.08%

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

(ii)          Medical Drugs

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

Most of our products are sold to sales agents. In the fiscal year of 2016, due to the update of GMP certificate which prevents HLJ Huimeijia from selling products during this period, our sales network covered 11 provinces and 4 Municipalities in China and our products were mainly sold in Beijing, Zhejiang, Jiangsu, Shanghai, Gansu, Anhui, Jilin and Liaoning provinces or cities. In the fiscal year of 2017, due to the update of GMP certificate which prevents HLJ Huimeijia from selling products during this period, our sales network covered 5 provinces and 2 Municipalities in China and our products were mainly sold in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing, Gansu, and Heilongjiang provinces or cities.

E-business

We are in the process of building the infrastructure to conduct our business over the internet. A B2C e-business call and sales center has been established and will become an integral part of our distribution channel in the future. We have employed graduates from Tsinghua University, Harbin Industry University and Harbin Engineering University to develop the ERP, CRM and Office Automation software (“OA Software”) for our e-business. The OA Software has been used in our daily operation. The Company plans to sell its products via internet in the fiscal year of 2018.

Our Customers

We sell most of our products to sales agents, who are our customers. The sales agents sell the products to the end users. Our customers who contributed more than 10% of our consolidated revenues during the past two fiscal years are as follows:

		Sales (in
		U.S.	Percent of
Name	Products Sold	Dollars)	Sales
FY2017
Libin Wang	Waterlilies Soft Capsule, Propolis and Black	991,391	15.56%
	Ant Capsule

Yufeng Shen	Waterlilies Soft Capsule, Propolis and Black	860,766	13.51%
	Ant Capsule

Jinhong Xiao	Waterlilies Soft Capsule, Propolis and Black	774,175	12.15%
	Ant Capsule

Suqin Zhang	Waterlilies Soft Capsule, Propolis and Black	645,838	10.14%
	Ant Capsule

Hao Liu	Waterlilies Soft Capsule, Propolis and Black	643,504	10.10%
	Ant Capsule

FY2016

Hao Liu	Waterlilies Soft Capsule, Propolis and Black	917,000	11.73%
	Ant Capsule

Yufeng Shen	Waterlilies Soft Capsule, Propolis and Black	893,113	11.43%
	Ant Capsule

Xiaomei Xu	Waterlilies Soft Capsule, Propolis and Black	824,129	10.54%
	Ant Capsule

Dawei Shen	Waterlilies Soft Capsule, Propolis and Black	812,173	10.39%

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

Currently, our management group comprises graduates from the most prestigious universities in the PRC, such as Peking University and Renmin University of China. We plan to further diversify our management group by hiring talent both in the PRC and abroad.

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

Adopt an effective marketing strategy to:

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

The Healthcare Product Market in the PRC

With thousands years of history in health culture and traditional Chinese medicine, PRC currently utilizes advanced technique and production capacity to initiate a new round of health care trend, from drugs and medicines to traditional health food and nutritional supplements, and from medical devices to health management and advice. The trend demonstrates huge potential in PRC’s health products market.

Compared with the U.S. and Australia, the Chinese domestic industry of healthcare products is emerging. The scale of this industry in 2014 was $14 billion. The per capita consumption level was $56 in the U.S., $41.6 in Australia, and $11.4 in China. According to the forecast conducted by Bain and Company, the scale of the industry in China will increase by 8% each year in the following four years, and reach $19.6 billion in 2018.

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

We believe that we have the following advantages over our competitors:

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

We did not incur expenses for advertising and promotion for the fiscal year of 2017. We have budgeted approximately $500,000 for advertising and promotion for the fiscal year of 2018.

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

We have the following 14 trademarks(1):

	Certificate
Trademark	No.	Category	Registrant	Valid Term
“Qunle”	3896026

No.5 : Food preparations adapted for medical purposes; Albuminous milk; Dietetic beverages adapted for medical purposes; Milk sugar; Diabetic bread; Albuminous foodstuffs for medical purposes; Food for babies; Dietetic substances adapted for medical use; Nutritional additives for medical purposes

			Humankind	7/7/2016 to 7/6/2026

“Wangzu”	4857905

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

In addition, the trademark of “LB” and its associated image under the registration number 1738881 was transferred to us on March 19, 2015 from Guangzhou Aoda Biology Beauty Healthy Technology Co., Ltd, from whom we acquired 12 health products in January 2013.

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

In the PRC, a Good Manufacturing Practice Certification (“GMP Certification”) is required for companies that produce medical drugs and health supplements. It is also required to market our medical drugs and health supplements. According to the Administrative Rules of Drug Manufacturing and Certification issued by the CFDA of the PRC on September 7, 2005, the CFDA is responsible for the review and issuance of GMP Certification. To obtain a GMP Certification, a company shall submit its application; the CFDA will then conduct a technical review of the application materials; if such company passes the technical review, the CFDA will inspect the manufacturing site. The CFDA also conducts follow-up inspections on the manufacturing site. After the issuance of the GMP Certification, the CFDA may inspect the manufacturing site from time to time. The GMP Certifications of our wholly owned subsidiaries, Humankind, HLJ Huimeijia, are valid through February 14, 2019 and December 31, 2015, respectively. For the GMP Certificate of HLJ Huimeijia’s, the Company has applied a new certificate, which is expected to be issued in December 2017. Once GMP Certification is obtained, we would be able to manufacture and market our products without further governmental approval.

Employees

As of June 30, 2017, we have 112 employees including 8 officers, 34 administrators, 33 sales persons and 37 workers in manufacturing. We believe that we are in compliance with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees.

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

In addition, the HLJ Huimeijia facility, with a book value of $1,796,166, has been mortgaged for the working capital loan in the principal amount of $1,611,967 (RMB 10,000,000).

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

Market Information

Our common stock is traded over-the-counter on the OTC Markets QB Tier under the ticker “CHHE” and the market for the stock has been relatively inactive. The range of high and low bid quotations for the quarters of the last two years ended June 30, 2016 and 2017 for which financial statements are included is listed below. The quotations are taken from Yahoo Finance. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Calendar Quarter	High Bid	Low Bid

Fiscal Year ended June 30, 2016
First Quarter	$0.23	$0.10
Second Quarter	$0.15	$0.08
Third Quarter	$0.40	$0.05
Fourth Quarter	$0.86	$0.17

Fiscal Year ended June 30, 2017
First Quarter	$0.20	$0.11
Second Quarter	$0.17	$0.11
Third Quarter	$0.35	$0.11
Fourth Quarter	$0.27	$0.12

As of September 12, 2017, we had approximately 495 shareholders of record of our common stock, such number of holders does not include street name holders who hold shares by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. We will rely on dividends from Humankind for our funds and PRC regulations may limit the amount of funds distributed to us from Humankind, which will affect our ability to declare any dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

On March 27, 2015 the Board of Directors (the “Board”) adopted the Company’s 2015 Equity Incentive Plan (the “Plan”), which became effective as of such date. The total number of authorized shares under the Plan is 6,000,000 shares of common stock. For the material features of the Plan, please see Note 18.

The following table summarizes the number of shares of our common stock authorized for issuance under our the Plan as of June 30, 2017.

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
Plan category	warrants and rights (a)	rights (b)	reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	0	-	2,700,000(1)
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

Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

•	the effect of political, economic, and market conditions and geopolitical events;

•	legislative and regulatory changes that affect our business;

•	the availability of funds and working capital; and

•	the actions and initiatives of current and potential competitors

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

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “the Registrant,” “our Company,” or “the Company” are to China Health Industries Holdings, Inc., a Delaware corporation, China Health Industries Holdings Limited, a corporation incorporated under the laws of Hong Kong, its wholly owned subsidiary in China, Harbin Humankind Biology Technology Co. Limited (“Humankind”) and indirect wholly owned subsidiary, Heilongjiang Huimeijia Pharmaceutical Co., Ltd. (“HLJ Huimeijia”). On October 12, 2016, our indirect 99% owned subsidiary, Harbin Huimeijia Medicine Company (“Huimeijia”) was sold to Xiuzheng Pharmaceutical Group Co., Ltd. Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iii) “RMB” are to Renminbi Yuan of China; (iv) “Securities Act” are to the Securities Act of 1933, as amended; and (v) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

HLJ Huimeijia's certificate of GMP was expired in December 2015. HLJ Huimeijia has applied a new certificate of GMP, which is expected to be obtained in November 2017. However, there is no assurance that we will obtain the new GMP certificate by such time. According to the law of PRC, HLJ Huimeijia must cease all production activities before getting the new GMP certificate. The equipment and production line is being reconstructed from the third quarter of the fiscal year 2016 to the fourth quarter of the fiscal year 2017 for the purpose of applying for the new GMP certificate. Although HLJ Huimeijia could sell inventory produced before the expiration of its GMP certificate, management anticipates there will be no or very little revenue generated by HLJ Huimeijia during such a period. As of June 30, 2017, the GMP certificate is still pending for approval.

Our business is conducted through our sales agents and sales personnel. We sell our products directly to end customers by our own sales personnel as well as our sales agents, operating primarily in Jiangsu, Zhejiang, Shanghai, Beijing, Anhui and Gansu, where most of our revenues are generated. Our sales through agents in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing and Gansu provinces accounted for 16%, 14%, 12%, 10%, 10% and 8% of our total sales, respectively, for the year ended June 30, 2017. Although we do not currently sell our products online, we expect to do so in the future.

2018 Outlook

Overall, we anticipate our total revenues for the year ended June 30, 2018 versus the year ended June 30, 2017 to increase by 33% or approximately $2.1 million, with growth in all categories of our product sales, including the anticipated revenue from Humankind for approximately $7 million, mainly in the sales growth of Propolis and Black Ant Capsule, and from HLJ Huimeijia for approximately $1.5 million. The gross profit margin for the year ended June 30, 2018 is expected to be approximately 34%, and we estimate our overall net profit margin for the year ended June 30, 2018 to be approximately 19%. There is, however, no assurance that we will reach these projections.

Results of Operations

The following table summarizes the top lines of the results of our operations for the years ended June 30, 2017 and 2016, respectively:

	June 30, 2017	June 30, 2016	Variance	%
Revenues	$6,371,552	$7,816,501	$(1,444,949)	(18.5%	)
Humankind	6,371,390	7,113,023	(741,633)	(10.4%	)
HLJ Huimeijia	162	703,478	(703,316)	(99.9%	)
Cost of Goods Sold	$4,068,947	$5,501,123	$(1,432,176)	(26.0%	)
Humankind	4,068,880	4,920,644	(851,764)	(17.3%	)
HLJ Huimeijia	67	580,479	(580,412)	(100.0%	)
Gross Profit	$2,302,605	$2,315,378	$(12,773)	(0.6%	)
Humankind	2,302,510	2,192,379	110,131	5.0%
HLJ Huimeijia	95	122,999	(122,904)	(99.9%	)

Revenue

Total revenues from the operations of the Company decreased by $1,444,949, or 18.49%, for the year ended June 30, 2017 as compared to the same period in 2016. The fall in revenues was primarily due to a decrease of $741,633 or 10.43% in Humankind’s revenues and a decrease of $703,316 or 99.98% in HLJ Huimeijia’s revenues for the year ended June 30, 2017 as compared to the same period in 2016. The decrease of the sales revenue in Humankind was primarily due to the decrease in sales volume of Waterlilies Soft Capsule, which was caused by our shift of marketing focus from such product to Propolis and Black Ant Capsule. The decrease of the sales revenue in HLJ Huimeijia was primary due to the expiration of its GMP certificate on December 31, 2015. HLJ Huimeijia gradually reduced its production and marketing operation as more attention was paid to the preparation of manufacturing and technical improvement in order to meet the requirements for obtaining a new GMP certificate. Moreover, since the third quarter of fiscal year 2016, HLJ Huimeijia ceased all production activities and reconstructed its equipment and production line for the purpose of applying for the new GMP certificate. The Company expects to obtain the renewed certificate of GMP in December 2017.

Our total cost of sales decreased $1,432,176 or 26% for the year ended June 30, 2017 as compared to the same period in 2016. The plunge in the overall cost of sales was attributable to a decrease of $851,764 or 17.3% in Humankind’s cost of sales and a decrease of $580,412 or 100.0% in HLJ Huimeijia’s cost of sales for the year ended June 30, 2017 as compared to the same period in 2016. The fall in the total cost of sales aligned with the decrease in sales volume of Humankind and HLJ Huimeijia.

Our gross profit decreased by $12,773 from $2,315,378 for the year ended June 30, 2016 to $2,302,605 for the year ended June 30, 2017. This decrease was due to the decrease in sales volume of Humankind and HLJ Huimeijia as discussed above.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the years ended June 30, 2017 and 2016, respectively:

		June 30, 2017			June 30, 2016
	Quantity		%	Quantity		%
	(Unit)	Sales US$	of sales	(Unit)	Sales US$	of sales
Humankind
Waterlilies Soft Capsule (Sailuozhi)	22,484	$1,353,197	21.2%	64,323	$4,089,058	52.3%
Propolis and Black Ant Capsule	185,406	5,018,192	78.8%	105,370	3,023,965	38.7%
HLJ Huimeijia
Muskiness Bone Strengthener Paste	59	24	0.0%	991,399	259,431	3.3%
Muskiness Pain Relieving Paste	21	8	0.0%	379,765	101,806	1.3%
Injury and Rheumatism Relieving Paste	118	92	0.0%	332,318	92,069	1.2%
Refining GouPi Cream	15	6	0.0%	445,021	117,435	1.5%
Enema Glycerini	-	-	0.0%	945,211	93,101	1.2%
Umguentum Acidi Borici Camphoratum	10	4	0.0%	133,090	37,318	0.5%
Indometacin and Furazolidone Suppositories	-	-	0.0%	1,100	440	0.0%
Ge Hong Beriberi Water	6,480	29	0.0%	6,480	1,878	0.0%
Total		$6,371,552	100.00%		$7,816,501	100.0%

Operating Expenses

The following table summarizes our operating expenses for the years ended June 30, 2017 and 2016, respectively:

	June 30, 2017	June 30, 2016	Variance	%
Operating Expenses
Selling, general and administrative	$1,825,740	$1,959,956	$(134,216)	(6.9%	)
Depreciation and amortization	644,384	636,464	7,920	1.2%
Total Operating Expenses from Continuing Operations	2,470,124	$2,96,420	$(126,296)	(4.9%	)
Total Operating Expenses from Discontinued Operations	-	1,490	(1,490)	(100.0%	)
Total Operating Expenses	$2,470,124	$2,597,910	$(127,786)	(4.9%	)

Total operating expenses from the Company’s continuing operations for the year ended June 30, 2017 reduced by $126,296 or 4.9%, as compared to the corresponding period in 2016. The decrease in operating expenses was primarily attributable to a decrease of $134,216 or 6.9% in selling, general and administrative expenses, partly offset by an increase of $7,920 or 1.2% in depreciation and amortization expenses. The decrease in selling, general and administrative expenses was mainly due to reduction of production of HLJ Huimeijia after the expiration of its GMP certificate. The increase in depreciation and amortization expenses was primarily due to the acquisition of new equipment and vehicles for an approximate amount of $180,019 (RMB1,220,400) by HLJ Huimeijia.

Total operating expenses from the Company’s discontinued operations reduced from $1,490 for the year ended June 30, 2016 to $0 for the year ended June 30, 2017. Huimeijia, the entity of which the equity interest was transferred on October 12, 2016, had ceased operations thereafter.

Interest Income and Interest Expenses

Interest income from the Company’s continuing operations was $146,669 for the year ended June 30, 2017, as compared to $72,328 for the year ended June 30, 2016. This increase of $74,340, or 102.7%, was primarily due to the increased average balance of deposits in the bank compared with the same period last year.

Interest income from the Company’s discontinued operations was $87 for the year ended June 30, 2017, as compared to $0 for the year ended June 30, 2016. The increase of $87, or 100%, pertained to actual deposits in the bank which was primarily received in the early period of the fiscal year ended June 30, 2017.

Interest expense from the Company’s continuing operations was $159,878 for the year ended June 30, 2017, an increase of $57,625 or 56.4%, as compared to $102,253 for the year ended June 30, 2016. The increase of interest expenses was mainly due to the rise of short-term loan interest rate from 5.66% to 6.09% upon the extension of the short-term loan from the bank.

Investment Income

Investment income from the Company’s continuing operations was $881,231 for the year ended June 30, 2017, as compared to $776,337 for the same period ended in 2016. On July 5, 2016, our Company entered into a one-year financial management agreement with the principal in the amount of $8,850,471 (RMB 60,000,000) with an expected annual rate of return of 10%. The financial institution that handled this short term investment is a related party of the Company.

Income Taxes

Income taxes from the Company’s continuing operations increased by $114,108, or 33.2%, from $343,986 for the year ended June 30, 2016 to $458,094 for the year ended June 30, 2017. This additional income tax expense incurred in the fiscal year ended June 30, 2017 was primarily due to investment income, $881,231, earned from the short-term investment as discussed above.

Income taxes from the Company’s discontinued operations increased by $286,659, from $0 for the year ended June 30, 2016 to $286,659 for the year ended June 30, 2017. The increase was mainly due to the gain on the disposal of Huimeijia.

Net Income (Loss) and Net Income Per Share

Net income after provision for income taxes from the Company’s continuing operation increased by $297,935, $459,012 for the year ended June 30, 2017, as compared to net income of $161,077 for the year ended June 30, 2016. The significant increase of net income after provision for income taxes was chiefly attributable to an increase in investment income by $104,894, and the rental income from warehouse by $179,383 as well as additional interest income by $74,341, offset by an increase in interest expense by $57,625.

Net income after provision from income taxes from the Company’s discontinued operations was $861,429 for the year ended June 30, 2017, compared the net loss, $(1,490) for the year ended June 30, 2016. The significant increase was predominantly from the proceeds of the transfer of equity interest in Huimeijia.

Net income from the Company’s continuing operations per share was $0.007 and $0.0025 for the years ended June 30, 2017 and 2016, respectively. This increase was primarily a result of the above increase in net income from the Company’s continuing operations.

Net income (loss) from the Company’s discontinued operations per share was $0.0131 and nil for the years ended June 30, 2017 and 2016, respectively. This increase was primarily a result of the above increase in net income from the Company’s discontinued operations.

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

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of the fiscal years ended June 30, 2017 and 2016:

	2017	2016
For the years ended June 30:
Cash and cash equivalent	$21,197,448	$29,783,152

Working capital	$26,531,122	$25,518,206

Inventories, net	$454,468	$414,784

For the years ended June 30:	2017	2016

Cash provided by (used in) :

Operating activities from continuing operations	$1,083,499	$1,888,414

Operating activities from discontinued operations	$(8,479)	$-

Investing activities from continuing operations	$(8,184,007)	$7,610,748

Investing activities from discontinued operations	$-	$-

Financing activities from continuing operations	$85,085	$908,536

Financing activities from discontinued operations	$-	$-

Cash and cash equivalents decreased by $8,585,704 from $29,783,152 as of June 30, 2016 to $21,197,448 as of June 30, 2017, chiefly attributable to acquisition of short-term investment, $8,812,306, an increase in accounts receivable by $451,526, an increase in prepayment by $128,327, an increase in advance to suppliers by $105,928, the depreciation of Chinese Renminbi against the U.S. dollars and financing, offset by the proceeds from the disposal of subsidiary, $939,979.

Our working capital at June 30, 2017 was $26,531,122, compared to working capital of $25,518,206 at June 30, 2016. This increase of $1,012,916 or 3.9% was primarily attributable to increase in interest receivable, $885,047 and increase in accounts receivable, $478,931, offset by increase in taxes payable by $393,742.

Net cash provided by operating activities from the continuing operations was $1,083,499 for the year ended June 30, 2017, compared to $1,888,414 for the same period in prior year. The decline by $804,915 in the net cash provided by operating activities from continuing operations was primarily attributable to the exclusion of the additional accrual of interest receivable, $881,231.

Net cash used in operating activities from the discontinued operations was $(8,479) for the year ended June 30, 2017, compared to $0 for the same period in prior year. The change was primarily attributable to the transfer of equity interest in Huimeijia.

Net cash used in investing activities from the continuing operations was $(8,184,007) for the year ended June 30, 2017, compared to net cash provided by investing activities, $7,610,748. The change in net cash from investing activities was primarily due to the purchase of short-term investment in the amount of $8,812,306, purchase of property, plant and equipment amounted to $180,322, recouping of short-term investment, $7,763,372 in prior year, additional expenditure in construction in progress in the amount of $131,358 incurred in the fiscal year 2017, offset by proceeds from disposal of subsidiary in the amount of $939,979.

Net cash provided by financing activities was $85,085 for the year ended June 30, 2017, compared to $908,536 for the same period in prior year. The change in net cash provided by financing activities, $823,451, was attributable to the decrease in the proceeds of related party financing.

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

Related Party Debts

We had related party debts of $3,731,681 as of June 30, 2017, as compared to $2,713,406 as of June 30, 2016, an increase of $1,018,275 or 37.5% . The amount of related party debts mainly consists of a loan from Mr. Xin Sun, the CEO of the Company. The loan is unsecured and non-interest bearing and has no fixed terms of repayment. There was no written agreement for the loan. See Note 10.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Critical Accounting Policies and Estimates

We regularly evaluate the accounting policies and estimates that we use to make budgetary and financial statement assumptions. A complete summary of these policies is included in Note 2 to our consolidated financial statements, “Significant Accounting Policies”, and is incorporated herein by reference. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

The financial statements required by this item are set forth beginning on page F-1

To:	The board of directors and stockholders of
China Health Industries Holdings, Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of China Health Industries Holdings, Inc. and its subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended June 30, 2017. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ Centurion ZD CPA Limited

Centurion ZD CPA Limited
Hong Kong, China
September 27, 2017

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Audited)

	June 30, 2017	June 30, 2016
ASSETS

Current assets
Cash and cash equivalents	$21,197,448	$29,783,152
Short term investments	8,850,471	-
Interest receivable	885,047	-
Accounts receivable, net	1,625,695	1,145,131
Inventory	454,468	414,784
Other receivables, net	33,265	35,484
Advances to suppliers	400,136	154,430
Prepayments	79,714	-
Current assets held for discontinued operations	-	14,339
Total current assets	33,526,244	31,547,320

Property, plants and equipment, net	3,694,304	3,866,765
Intangible assets, net	3,642,544	4,191,059
Construction in progress	788,793	670,051
Deferred tax assets	1,924	-
Prepayments – Non-Current	49,169	-
Other assets held for discontinued operations	-	3,602
Total assets	$41,702,978	$40,278,797
LIABILITIES AND EQUITY

Current liabilities
Short-term loans	$1,475,079	$1,504,687
Accounts payable and accrued expenses	437,284	487,172
Other payables	66,277	37,036
Advances from customers	161,914	164,122
Related party debts	3,731,681	2,713,406
Wages payable	261,471	173,004
Taxes payable	861,416	467,674
Current liabilities held for discontinued operations	-	482,013
Total current liabilities	6,995,122	6,029,114

Equity
Common stock, ($0.0001 par value per share, 300,000,000 shares authorized, 65,539,737 and 65,839,737 shares issued and outstanding as of June 30, 2017 and June 30, 2016, respectively)	6,554	6,554
Additional paid-in capital	521,987	521,987
Accumulated other comprehensive income	(78,049)	784,045
Statutory reserves	38,679	38,679
Retained earnings	34,218,685	32,898,244
Total stockholders' equity	34,707,856	34,249,509
Non-controlling interests	-	174
Total equity	34,707,856	34,249,683

Total liabilities and equity	$41,702,978	$40,278,797

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Audited)

	For the Year Ended
	June 30, 2017	June 30, 2016

REVENUE	$6,371,552	$7,816,501

COST OF GOODS SOLD	4,068,947	5,501,123

GROSS PROFIT	2,302,605	2,315,378

OPERATING EXPENSES
Selling, general and administrative expenses	1,825,740	1,959,956
Depreciation and amortization expenses	644,384	636,464
Total operating expenses	2,470,124	2,596,420

LOSS FROM OPERATIONS	(167,519)	(281,042)

OTHER INCOME/(EXPENSES)
Interest income	146,669	72,328
Interest expense	(159,878)	(102,253)
Investment income	881,231	776,337
Other income, net	219,076	39,693
Bank charges	(1,339)	-
Exchange loss	(1,134)	-
Total other income (expenses), net	1,084,625	786,105

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	917,106	505,063

Provision for income taxes	(458,094)	(343,986)

NET INCOME FROM CONTINUING OPERATIONS	459,012	161,077

Income/(Loss) from and on disposal of discontinued operations, net of income tax	861,429	(1,490)
Less: Net income/(loss) attributable to non-controlling interests from discontinued operations	8,614	(15)
Income/(Loss) from and on disposal of discontinued operations, net of income tax attributable to China Health Industries Holdings	852,815	(1,475)

NET INCOME ATTRIBUTABLE TO CHINA HEALTH INDUSTRIES HOLDINGS	$1,311,827	$159,602

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Audited) (CONTINUED)

Net income from continuing operations	$459,012	$161,077
Income/(Loss) from and on disposal of discontinued operations, net of income tax	861,429	(1,490)
Net income	1,320,441	159,587
Foreign currency translation adjustment	(861,751)	(2,479,560)
Comprehensive income/(loss)	458,690	(2,319,973)
Less: Comprehensive loss attributable to non-controlling interests from discontinued operations	(343)	(28)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHINA HEALTH INDUSTRIES HOLDINGS	$459,033	$(2,319,945)

Net income/(loss) per share:

Net income from continuing operations per share Basic & diluted	$0.0070	$0.0025
Net income/(loss) from discontinued operations per share Basic & diluted	$0.0131	$(0.0000)

Weighted average shares outstanding:
Basic & diluted	65,676,997	65,616,175

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Audited)

						Accumulated
	Common Shares		Additional			Other	Total	Non-
			Paid-in	Retained	Statutory	Comprehensive	Stockholders'	controlling	Total
	Shares	Amount	Capital	Earnings	Reserve	Income (loss)	Equity	Interest	Equity

Balance, June 30, 2015	65,539,737	$6,404	$297,137	$32,738,642	$38,679	$3,263,592	36,344,454	202	36,344,656

Net income	-	-	-	159,602	-	-	159,602	(15)	$159,587

Accrued compensation expense for vested shares	300,000	150	224,850	-	-	-	225,000	-	225,000

Other comprehensive loss - Translation adjustment	-	-	-	-	-	(2,479,547)	(2,479,547)	(13)	(2,479,560)

Balance, June 30, 2016	65,839,737	$6,554	$521,987	$32,898,244	$38,679	$784,045 $	34,249,509 $	174	$34,249,683

Net income	-	-	-	1,311,827	-	-	1,311,827	8,614	1,320,441

Cancellation of shares	(300,000)	-	-	-	-	-	-	-	-
Deconsolidation of subsidiary				8,614			8,614	(8,614)
Other comprehensive loss - Translation adjustment	-	-	-	-	-	(862,094)	(862,094)	(174)	(862,268)

Balance, June 30, 2017	65,539,737	$6,554	$521,987	34,218,685	38,679	(78,049)	34,707,856	-	34,707,856

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

	For the Year Ended
	June 30, 2017	June 30, 2016
Cash Flows from Operating Activities
Net income attributable to China Health Industries Holdings	$459,012	$161,077
Net loss from discontinued operations	852,815	(1,475)
	1,311,827	159,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	740,313	755,739
Provision for doubtful accounts	(605)	34,957
Provision for obsolete inventories	-	164,859
Non-controlling interests	8,614	(15)
Accrual of short term investment income	(881,231)	-
Share based compensation	-	225,000
Deferred taxes gain	(1,915)	-
Changes in operating assets and liabilities:
Inventory	(47,640)	209,870
Accounts receivable	(265,328)	186,198
Other receivables	1,513	950
Advance to suppliers and prepaid expenses	(375,453)	(141,197)
Accounts payables and accrued expenses	(40,156)	(1,240)
Advance from customers and other payables	30,828	(65,815)
Amounts due to related parties	961,624	-
Wages payable	91,474	48,934
Taxes payable	402,449	310,572
Net cash provided by operating activities from continuing operations	1,083,499	1,889,889
Net cash used in operating activities from discontinued operations	(8,479)	(1,475)
Net cash provided by operating activities	$1,075,020	$1,888,414

Cash Flows from Investing Activities
Purchase of short term investment	(8,812,306)	-
Recouping of short term investment	-	7,763,372
Notes receivable	-	1,453
Purchase of property, plant and equipment	(180,322)	(93,304)
Expenditure in construction in progress	(131,358)	(60,773)
Proceeds from disposal of subsidiary	939,979	-
Net cash (used in)/provided by investing activities from continuing operations	$(8,184,007)	$7,610,748
Net cash (used in)/provided by investing activities from discontinuing operations	-	-
Net cash (used in)/provided by investing activities	(8,184,007)	7,610,748

Cash Flows from Financing Activities
Proceed from related party debts	85,085	955,893
Payment of short term loans	-	(47,357)
Net cash provided by financing activities from continuing operations	85,085	908,536
Net cash provided by financing activities from discontinued operations	-	-
Net cash provided by financing activities	85,085	908,536

Effect of exchange rate changes on cash and cash equivalents from continuing operations	(1,570,281)	(1,738,378)
Effect of exchange rates change on cash and cash equivalents from discontinued operations	(99)	(617)

Net increase in cash and cash equivalents from continuing operations	(8,585,704)	8,669,320
Net (decrease) in cash and cash equivalents from discontinued operations	(8,578)	(617)

Cash and cash equivalents, beginning of period from continuing operations	29,783,152	21,113,832
Cash and cash equivalents, beginning of period from discontinued operations	8,578	9,195
Cash and cash equivalents, end of period from continuing operations	$21,197,448	$29,783,152

Cash and cash equivalents, end of period from discontinued operations	$-	$8,578
Supplemental disclosure of cash flow information
Interest paid	$87,561	$102,253
Taxes paid	$1,405,738	$346,183

Non-cash activities:
Loan from related party for the construction of a facility	$447,959	$473,566

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

On October 12, 2016, the four parties agreed to rescind the Supplementary Agreement and entered into a new supplementary agreement (the “Agreement”), pursuant to which the four parties agreed to execute the transfer of the equity interests based on the Original Agreement and the Equity Holders agreed to sell their respective equity interests in Huimeijia to Xiuzheng Pharmacy. The transfer of 100% of the equity interests of Huimeijia to the Buyer was for total cash consideration of RMB 8,000,000 (approximately $1,306,186) (the “Purchase Price”) to the Equity Holders. 40% of the Purchase Price was due within 10 business days after the signing of the Agreement; 40% of the Purchase Price was due within 10 business days after the completion of the changes in business registration described in the Original Agreement and Xiuzheng Pharmacy obtaining documents evidencing its ownership on Huimeijia; 15% of the Purchase Price is due within 10 business days after the transfer of all of the Assets is approved by Heilongjiang FDA; and 5% of the Purchase Price is due within 10 business days after all of the Assets have been transferred to Xiuzheng Pharmacy or its designee and Humankind and Mr. Xin Sun have instructed Xiuzheng Pharmacy complete three-batches production of all forms of the drugs included in the Assets. As of the date of this report, 80% of the Purchase Price has been paid, the Company has completed changes in its business registration, and Xiuzheng Pharmacy has obtained a business license issued by the local State Administration of Industry and Commerce in Harbin (“Harbin SAIC”) to Huimeijia, in which the ownership of Huimeijia has been recorded as held by Xiuzheng Pharmacy, with Harbin SAIC and the legal representative (a person that is authorized to take most of the corporate actions on behalf of a company under the corporate laws in China) of Huimeijia has been appointed by the Buyer. The transfer of all the drug licenses to the Buyer and the payments of the remainder of the Purchase Price to the Equity Holders are pending. As of June 30, 2017, total cash consideration pertinent to this transfer of equity interest the Company has received was RMB 6,400,000 (approximately $944,050).

China Health US, China Health HK, Humankind, Huimeijia and HLJ Huimeijia are collectively referred herein to as the “Company.”

As of June 30, 2017, the Company’s corporate structure was as follows:

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States ("US GAAP") and have been consistently applied in the preparation of the consolidated financial statements.

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

Discontinued Operations

The Company has adopted ASC Topic 205 “Presentation of Financial Statements” Subtopic 20-45, in determining whether any of its business component(s) classified as held for sale, disposed of by sale or other than by sale is required to be reported in discontinued operations. In accordance with ASC Topic 205-20-45-1, a discontinued operation may include a component of an entity or a group of components of an entity, or a business or non-profit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: (1) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; (2) the component of an entity or group of components of an entity is disposed of by sale; (3) the component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff).

For any component classified as held for sale or disposed by sale or other than by sale that qualifying for presentation as a discontinued operation in the period, the Company adopted ASC Topic 205-20-45-3 and reported the results of operations of the discontinued operations (including any gain or loss recognized on the disposal or loss recognized on classification as held for sale of a discontinued operation), less applicable income taxes (benefit), as a separate component in the statement where net income (loss) is reported for current and all prior periods presented.

The transfer of equity interest of Huimeijia is qualified for presentation as a discontinued operation in accordance with ASC Topic 205. As a result, the results of operations of this business was reported in discontinued operation as a separate component in the Company’s consolidated statements of operations and comprehensive income (loss) for all periods presented.

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

Foreign Currency Translation and Transaction

Humankind, Huimeijia and HLJ Huimeijia maintain their books and accounting records in PRC currency “Renminbi” (“RMB”), which has been determined as the functional currency. The functional currency of China Health HK is the Hong Kong Dollar (“HKD”).

Transactions denominated in currencies other than the functional currencies are recorded at the exchange rates prevailing on the date of the transactions, as quoted by the Federal Reserve Board. Foreign currency exchange gains and losses resulting from these transactions are included in operations.

Humankind, Huimeijia, HLJ Huimeijia and China Health Hong Kong’s financial statements are translated into the reporting currency, the United States Dollar (“USD”). Assets and liabilities of the above entities are translated at the prevailing exchange rate at each reporting period end date. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from the translation of these financial statements are reflected as accumulated other comprehensive income in shareholders’ equity and non-controlling interests.

For the purpose of presenting these financial statements, the Company’s assets and liabilities with functional currency of HKD are expressed in USD at the exchange rate on the balance sheet date, which was 7.8055 and 7.7591 as of June 30, 2017 and June 30, 2016, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which was 7.7654 and 7.7590 for the years ended June 30, 2017 and 2016, respectively. For Renminbi currency, the Company’s assets and liabilities are expressed in USD at the exchange rate on the balance sheet date, which was 6.7793 and 6.6459 as of June 30, 2017 and June 30, 2016, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which was 6.8087 and 6.4405 for the years ended June 30, 2017 and 2016, respectively.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Significant estimates and assumptions by management include, among others; useful lives of long-lived assets and intangible assets, valuation of inventory, accounts receivable and notes receivable, impairment analysis of long-lived assets, construction in progress, intangible assets and deferred taxes. While the Company believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

As of June 30, 2017 and 2016, the Company’s uninsured bank balance was mainly maintained at financial institutions located in the PRC and HK, totalled $21,197,448 and $29,791,730 respectively. The Company has no insured bank balance as of June 30, 2017 and 2016, respectively.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. From November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales agents, whereas the payment terms for sales agents before November 1, 2013 were thirty (30) day. As of June 30, 2017 and 2016, the balances of accounts receivable were $1,625,695 and $1,145,131, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. As of June 30, 2017 and 2016, the balances of allowance for doubtful accounts were $50,496 and $52,129, respectively.

Advance to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials, or service providers for services relating to construction plans for our plant, equipment and production lines for the GMP upgrading, and records these payments as advance to suppliers. As of June 30, 2017 and 2016, advance to suppliers amounted to $400,136 and $154,430, respectively.

Inventory

Inventory consists of raw materials, work in progress and finished goods of manufactured products.

Inventory is stated at lower of cost or market and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other entities of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor cost and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory as well as inventory the value of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. The inventory allowance with an amount of $156,620 and $164,859 were provided for the years ended June 30, 2017 and 2016, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment,” and FASB ASC Topic 205, “Presentation of Financial Statements.” The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of June 30, 2017 and 2016, the Company has not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and impairment losses. Maintenance, repairs and minor renewals are expensed as incurred, major renewals and improvements that extend the lives or increase the capacity of plant assets are capitalized.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant judgment by management is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. Based on such evaluations, there were no impairments recorded for intangible assets for the years ended June 30, 2017 and 2016, respectively.

Revenue Recognition

The Company recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exits and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience for the years ended June 30, 2017 and 2016, respectively.

Cost of Goods Sold

Cost of goods sold consists primarily of the costs of raw materials, freight charges, direct labor, depreciation of plants and machinery, warehousing and overhead costs associated with the manufacturing process and commission expenses.

Income Taxes

The Company adopts FASB ASC Topic 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefits or that future deductibility is uncertain.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Value Added Tax

The Provisional Regulations of PRC Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax (“VAT”) is imposed on goods sold in, or imported into, the PRC and on processing, repair and replacement services provided within the PRC. VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. As of June 30, 2017 and 2016, VAT payables were $196,495 and $183,874, respectively.

Sales-Related and Payroll Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual VAT paid as taxes on maintaining and building cities and education additional fees, both of which belong to sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. Additionally, the Company is required to pay payroll taxes on its employee’s salary and wages. Total sales-related and payroll taxes for the years ended June 30, 2017 and 2016 were $183,530 and $165,458, respectively.

Concentrations of Business and Credit Risks

All of the Company’s manufacturing is located in the PRC. There can be no assurance that the Company will be able to successfully continue to manufacture its products and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows. Moreover, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general economic conditions, prices of raw materials, competition, governmental and political conditions, and changes in regulations. Since the Company is dependent on trade in the PRC, the Company is subject to various additional political, economic and other uncertainties. Among other risks, the Company’s operations will be subject to the risks of restrictions on transfer of funds, domestic customs, changing taxation policies, foreign exchange restrictions, and political and governmental regulations. The Company operates in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the Chinese currency RMB. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting periods.

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the years ended June 30, 2017 and 2016, the Company had no potential dilutive common stock equivalents outstanding.

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

Recent Accounting Pronouncements

Revenue Recognition: In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 (full retrospective method); or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09 (modified retrospective method). We are currently assessing the impact to our consolidated financial statements, and have not yet selected a transition approach.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The objective is to clarify the two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for these areas. The ASU affects the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. Management is evaluating the effect, if any, on the Company’s financial position, results of operations or cash flows.

Going Concern Uncertainties: In August 2014, FASB issued ASU No. 2014-15, Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements-Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Accounting Standards Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have material impact on our consolidated financial position and results of operations.

Inventory: In July 2015, the FASB issued ASU No. 2015-11, an amendment to Topic 330 for simplifying the measurement of inventory. The update requires that inventory be measured at the lower of cost and net realizable value where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendment is intended to provide clarification on the measurement and disclosure of inventory in Topic 330 and not intended for those clarifications to result in any changes in practice. The ASU is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted for all entities and should be applied prospectively. We do not expect the adoption of ASU 2015-11 to have a material impact on our consolidated financial position and results of operations.

Financial Instruments: In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall (Subtopic825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective in developing this ASU is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Earlier application is permitted as of the beginning of the fiscal year of adoption for public entities if the entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The Company does not expect the adoption of ASU 2016-01 to have material impact on its financial position, results of operations or cash flows.

Leases : In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The main objective is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for (1) public business entities, (2) not-for-profit entities that have issued, or are conduit bond obligors for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market, and (3) employee benefit plans that file financial statements with the SEC. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2010. Early adoption is permitted for all entities. The Company does not expect the adoption of ASU 2016-02 to have material impact on its financial position, results of operations or cash flows.

Stock-based Compensation: In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also requires the Company to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur.

Statement of Cash Flows: In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash , which require that a statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. Adoption of this ASU is applied using a retrospective approach. As a result, the Company will no longer present transfers between cash and cash equivalents and restricted cash in the consolidated cash flow statements. As of June 30, 2017, there is no restricted cash and we do not expect the standard to have a material impact on our consolidated financial statements.

Business Combination: In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance will be effective for us in the first quarter of 2018 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

Stock-based Compensation: In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock compensation (Topic 718): Scope of modification accounting” (“ASU 2017-09”). The purpose of the amendment is to clarify which changes to the terms or condition of a share-based payment award require an entity to apply modification accounting. For all entities that offer share based payment awards, ASU 2017-09 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU 2017-09 on its consolidated financial statements.

Except for the ASU above, in the period from January 1, 2017 to September 2017, the FASB has issued ASU No. 2017-01 through ASU 2017-013, which are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 - ASSETS SALE

On December 24, 2014, Humankind entered into a stock transfer agreement (the “Agreement”) with Xiuzheng Pharmaceutical Group Co., Ltd a company incorporated under the laws of the People’s Republic of China and located in Jilin province (“Xiuzheng Pharmacy” or the “Buyer”), Mr. Xin Sun, the CEO of the Company, and Huimeijia, pursuant to which, Humankind and Mr. Xin Sun (the “Equity Holders”), shall sell their respective equity interests in Huimeijia to Xiuzheng Pharmacy. The transfer of the 100% equity interests of Huimeijia to the Buyer was for total cash consideration of RMB 8,000,000 (approximately $1,306,186) to the Equity Holders.

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

On October 12, 2016, the four parties agreed to rescind the Supplementary Agreement and entered into a new supplementary agreement (the “Agreement”), pursuant to which the four parties agreed to execute the transfer of the equity interests based on the Original Agreement and the Equity Holders agreed to sell their respective equity interests in Huimeijia to Xiuzheng Pharmacy. The transfer of 100% of the equity interests of Huimeijia to the Buyer was for total cash consideration of RMB 8,000,000 (approximately $1,306,186) (the “Purchase Price”) to the Equity Holders. 40% of the Purchase Price was due within 10 business days after the signing of the Agreement; 40% of the Purchase Price was due within 10 business days after the completion of the changes in business registration described in the Original Agreement and Xiuzheng Pharmacy obtaining documents evidencing its ownership on Huimeijia; 15% of the Purchase Price is due within 10 business days after the transfer of all of the Assets is approved by Heilongjiang FDA; and 5% of the Purchase Price is due within 10 business days after all of the Assets have been transferred to Xiuzheng Pharmacy or its designee and Humankind and Mr. Xin Sun have instructed Xiuzheng Pharmacy to complete three-batches production of all forms of the drugs included in the Assets. As of the date of this report, 80% of the Purchase Price has been paid, the Company has completed changes in its business registration, and Xiuzheng Pharmacy has obtained a business license issued by the local State Administration of Industry and Commerce in Harbin (“Harbin SAIC”) to Huimeijia, in which the ownership of Huimeijia has been recorded as held by Xiuzheng Pharmacy, with Harbin SAIC and the legal representative (a person that is authorized to take most of the corporate actions on behalf of a company under the corporate laws in China) of Huimeijia has been appointed by the Buyer. The transfer of all the drug licenses to the Buyer and the payments of the remainder of the Purchase Price to the Equity Holders are pending. As of June 30, 2017, total cash consideration pertinent to this transfer of equity interest the Company has received was RMB 6,400,000 (approximately $944,050).

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

While these financial products are not publicly traded, the Company estimated that their fair value approximates their amortized costs considering their short term maturities and high credit quality. No OTTI loss was recognized for the years ended June 30, 2017 and June 30, 2016.

NOTE 5 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable amounted to $1,625,695 and $1,145,131 net of allowance for doubtful accounts amounting to $50,496 and $52,129 as of June 30, 2017 and 2016, respectively.

NOTE 6 - INVENTORIES

Inventory consists of following:

	June 30, 2017	June 30, 2016
Raw Materials	$156,248	$122,569
Supplies and Packing Materials	135,637	130,472
Work-in-Progress	126,265	118,233
Finished Goods	36,318	48,713
Total	454,468	419,987
Less: Inventory, Held for Discontinued Operations	-	5,203
Total	$454,468	$414,784

The inventory allowance with an amount of $156,620 and $164,859 were provided for the years ended June 30, 2017 and 2016, respectively.

NOTE 7 - CONSTRUCTION IN PROGRESS Construction in progress consisted of the following:

	June 30, 2017	June 30, 2016
Plant - HLJ Huimeijia	$788,793	$670,051
Plant and Production Lines – Huimeijia	-	1,806
Total	788,793	671,837
Less: Inventory, Held for Discontinued Operations	-	1,806
Total	$788,793	$670,051

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for the plant, the estimated total cost of construction was approximately $1.9 million (RMB 12,800,000), anticipated to be completed by December 2016. As of June 30, 2017, 38% of construction had been completed and $788,793 (RMB 5,347,464) had been recorded as a cost of construction in progress.

NOTE 8 - PROPERTY, PLANTS AND EQUIPMENT

Property, plants and equipment consisted of the following:

	June 30, 2017	June 30, 2016
Building, Warehouses and Improvements	$3,352,467	$4,360,191
Machinery and Equipment	1,368,798	1,232,861
Office Equipment	63,477	69,330
Vehicles	212,972	204,457
Others	921,924	-
Less Accumulated Depreciation	(2,225,334)	(1,998,278)
Total	3,694,304	3,868,561
Less: Property and Equipment, net, Held for Discontinued Operation	-	(1,796)
Total	$3,694,304	$3,866,765

Depreciation expense was $276,277 and $255,330 for the years ended June 30, 2017 and 2016, respectively. Depreciation expense charged to operations was $164,596 and $136,822 for the years ended June 30, 2017 and 2016, respectively. Depreciation expense charged to cost of goods sold was $111,681 and $118,508 for the years ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, the building of HLJ Huimeijia with the book value of $903,115 has been mortgaged for the working capital loan in the principal amount of $1,475,079 (RMB 10,000,000). As of June 30, 2016, the building of HLJ Huimeijia in the book value of $1,676,627 has been mortgaged for the working capital loan in the principal amount of $1,504,687 (RMB 10,000,000).

NOTE 9 - INTANGIBLE ASSETS

The following is a summary of intangible assets:

	June 30, 2017	June 30, 2016
Land Use Rights – Humankind	$934,902	$953,670
Health Supplement Product Patents – Humankind	4,425,236	4,514,061
Pharmaceutical Patents - HLJ Huimeijia	385,611,	134,817
Land Use Rights - HLJ Huimeijia	639,459	652,295
Less: Accumulated Amortization	(2,742,664)	(2,063,784)
Less: Intangible Asset, net, Held For Discontinued Operation	-	-
Intangible Assets, net, Held for Continuing Operations	$3,642,544	$4,191,059

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

Amortization expense charged to operations was $464,035 and $500,409 for the years ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, land use rights of HLJ Huimeijia with the book value of $519,028 have been mortgaged for a working capital loan in the principal amount of $1,475,079 (RMB 10,000,000). As of June 30, 2016, land use rights of HLJ Huimeijia with a book value of $652,295 have been mortgaged for a working capital loan in the principal amount of $1,504,687 (RMB 10,000,000).

NOTE 10 - SHORT-TERM LOAN

On November 12, 2015, HLJ Huimeijia entered into a short-term loan agreement with a bank for working capital purpose of RMB 10,000,000, at an interest rate of 5.66% from November 12, 2015 to November 10, 2016. The loan was secured by the land use right and the building of HLJ Huimeijia, with a maturity date of November 10, 2016. On November 18, 2016, HLJ Huimeijia renewed the short-term loan agreement with the bank for working capital loan in the principal amount of RMB 10,000,000, at an interest rate of 6.09% from November 18, 2016 to November 16, 2017. As of June 30, 2017 and 2016, the Company’s short-term loan was $1,475,079 and $1,504,687, respectively.

Interest expenses were $159,878 and $102,253 for the years ended June 30, 2017 and 2016, respectively.

NOTE 11 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun consisted of the following:

	June 30, 2017	June 30, 2016
Mr. Xin Sun	$3,697,188	$2,678,220
Mr. Kai Sun	34,493	35,186
Total	3,731,681	2,713,406
Less: Related Party Debts, Held for Discontinued Operations	-	-
Related Party Debts, Held for Continuing Operations	$3,731,681	$2,713,406

These loans are unsecured and non-interest bearing and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun is a PRC citizen and a family member of Mr. Xin Sun, the CEO of the Company.

NOTE 12 - INCOME TAXES

(a) Corporate income taxes

The Company was incorporated in the State of Delaware under the name of Universal Fog, Inc. on August 19, 2004. After the Company had acquired the business of China Health HK through the acquisition of all the share capital of China Health HK under a Share Exchange Agreement dated December 31, 2008, it became a holding company and do not conduct any substantial operations or business of its own in the State of Delaware and in the U.S.

The Company also does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries, either owned directly or indirectly, because it was elected to indefinitely reinvest such earnings outside the U.S to support non-U.S. liquidity needs to fund operations and growth of its foreign subsidiaries and acquisitions.

United States

China Health Industries Holdings Inc ("China Health U.S.") was incorporated in Delaware on August 19, 2004. China Health U.S. had no taxable income for U.S. corporate income tax purposes for the years ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and 2016, China Health U.S. had $548,034 and $285,000 in net operating loss carry forwards available to offset future taxable income, respectively. The federal corporate net operating loss carryover is expired in 20 taxable years following the taxable year of the loss. If not utilized, the federal net operating loss for the fiscal years 2016 and 2017 in an amount of $285,000 and $263,034, respectively, will begin to expire in the years 2037 and 2038, respectively. Management believes that it is more likely than not that the benefits from these accumulated net operating losses will not be realized in the future due to the Company's operating history and the continued losses of its U.S. operation. Accordingly, the Company has provided a full valuation allowance on the deferred tax assets under its U.S. entity.

Hong Kong

China Health Industries Holdings Limited ("China Health HK") was incorporated in Hong Kong on July 20, 2007 and is subject to Hong Kong profits taxation on its business activities conducted in Hong Kong and income sourced in Hong Kong. As of June 30, 2017, and 2016, China Health Hong Kong had $8,465 and $7,917 in net operating loss carry forwards available to offset future taxable income, respectively. Net operating losses of Hong Kong can generally be carried forward indefinitely. The Company believes that it is more likely than not that these accumulated net operating losses will not be utilized in the future. Therefore, the Company had provided full valuation allowance for the deferred tax assets arising from the losses in Hong Kong during the years ended June 30, 2017 and 2016, amounting $548 and $7,917, respectively. Accordingly, there is no net deferred tax assets under this entity.

People’s Republic of China

Harbin Humankind Biology Technology Co. Limited ("Humankind"), Heilongjiang Huimeijia Pharmaceutical Co., Ltd ("HLJ Huimeijia") and Harbin Huimeijia Medicine Company ("Huimeijia") were incorporated in PRC and are governed by the income tax laws of the PRC. The income tax provision with respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), Chinese enterprises are subject to income tax at a rate of 25% after appropriate tax adjustments.

The net operating losses carried forward incurred by the Company's PRC subsidiaries were approximately $672,867 and $80,211 as of June 30, 2017 and 2016, respectively. The net operating loss carry forwards gradually expire over time, the last of which expires in 2022. The related deferred tax assets were calculated based on the respective net operating losses incurred by each of the PRC subsidiaries and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized. The Company recorded approximately $177,251 and $118,259 net valuation allowance as of June 30, 2017 and 2016, respectively, because it is considered more likely than not that this portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses relate.

As of June 30, 2017, and 2016, taxes payable consists of:

	June 30, 2017	June 30, 2016
Income tax payable	$481,391	$118,342
Value-added tax payable	196,495	183,874
Other taxes payable	183,530	165,458
Total	$861,416	$467,674

A reconciliation between the Company's actual provision for income taxes and the provision at the statutory rate is as follows:

	6/30/2017	6/30/2016
Pre-tax book income	$917,106	$505,063
Federal statutory rate	34%	34%
Income tax computed at U.S. federal statutory rate	311,816	171,721
Non-deductible staff welfare	7,679	-
Foreign rate differential	(108,493)	(70,432)
Change in valuation allowance	247,092	242,697
Total provision for income taxes	$458,094	$343,986

The Company’s effective tax rate was 50.0% and 68.1% for the years ended June 30, 2017 and 2016, respectively.

The provision for income taxes on income consists of the following for the years ended June 30, 2017 and 2016:

Provision for income taxes consisted of:

		For the Years Ended
		June 30,
		2017	2016
Current provision:
Domestic	$		$-
Foreign		460,009	343,986
Total current provision		460,009	343,986
Deferred provision:
Domestic			-
Foreign		(1,915)	-
Total deferred provision		(1,915)	-
Total provision for income taxes		$458,094	$343,986

Significant components of deferred tax assets were as follows:

	June 30, 2017	June 30, 2016
Deferred tax assets
Net operating loss carry forward	$356,201	$118,259
Allowance for doubtful accounts	10,702	-
Valuation allowance	(364,979)	(118,259)
Deferred tax assets, net	$1,924	$-

(b) Uncertain tax positions

There were no unrecognized tax benefits as of June 30, 2017 and 2016, respectively. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the years ended June 30, 2017 and 2016, the Company did not incur any interest and penalties arising from its tax payments.

NOTE 13 - EARNINGS PER SHARE

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

For the years ended June 30, 2017 and 2016, the Company does not have potential dilutive shares. The following table sets forth the computation of basic and diluted net income per share:

	For the Years Ended
	June 30,	June 30,
	2017	2016
Net income from continuing operations attributable to China Health Industries Holdings	$459,012	$161,077
Net income (loss) from discontinued operations attributable to China Health Industries Holdings	852,815	(1,475)
Net income/(loss) attributable to China Health Industries Holdings	$1,311,827	$159,602

Net income/(loss) per share:

Net income from continuing operations per share Basic & diluted	$0.0070	$0.0025

Net income/(loss) from discontinued operations per share Basic & diluted	$0.0131	$(0.0000)

Weighted average shares outstanding:
Basic & diluted	65,676,997	65,616,175

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

Since the Company terminated its rental agreement on January 9, 2013, it had no rental commitment as of June 30, 2017.

NOTE 15 - MAJOR SUPPLIERS AND CUSTOMERS

For the year ended June 30, 2017, the Company had two suppliers that in the aggregate accounted for 88% of the Company’s purchases for the continuing operations, with each supplier accounting for 78% and 10%, respectively. The Company had one supplier that accounted for 78% of the Company’s purchases for the year ended June 30, 2016.

For the year ended June 30, 2017, the Company had six customers that in the aggregate accounted for 69% of the Company’s total sales for the continuing operations, with each customer accounting for 16%, 14%, 12%, 10%, 10% and 8%, respectively.

For the year ended June 30, 2016, the Company had four customers that in the aggregate accounted for 44% of the Company’s total sales, with each customer accounting for 12%, 11%, 11% and 10%, respectively.

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

The following tables present summary information by segment for the years ended June 30, 2017 and 2016, respectively:

		For the Year Ended June 30, 2017				For the Year Ended June 30, 2016
	HLJ				HLJ
								Consolidated
				Consolidated				from
				from continuing				continuing
	Huimeijia	Humankind	Others	operations	Huimeijia	Humankind	Others	operations
Revenues	$162	$6,371,390	$-	$6,371,552	$703,478	$7,113,023	$-	$7,816,501
Cost of revenues	67	4,068,880	-	4,068,947	580,479	4,920,644	-	5,501,123
Gross profit	95	2,302,510	-	2,302,605	122,999	2,192,379	-	2,315,378
Interest income	167	146,502	-	146,669	-	-	-	-
Interest expense	87,371	72,504	3	159,878	102,253	-	-	102,253
Depreciation and amortization	93,595	550,789	-	644,384	55,629	580,835	-	637,231
Income tax	-	458,094	-	458,094	-	343,986	-	343,986
Net income (loss)	(651,691)	1,374,284	(263,581)	459,012	(577,963)	1,031,957	(292,917)	161,077
Total capital expenditures	1,084	180,019	-	181,103	92,860	444	-	93,304
Total assets	$3,349,890	$38,352,081	$1,007	$41,702,978	$2,929,601	$37,258,149	$73,106	$40,260,856

	For the Period Ended		For the Fiscal Year Ended
	October 12, 2016		June 30, 2016

		Consolidated from		Consolidated from
		discontinued		discontinued
	Huimeijia	operations	Huimeijia	operations
Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-
Interest income	86	86	-	-
Interest expenses	-	-	-	-
Depreciation and amortization	-	-	767	767
Income tax	286,659	286,659	-	-
Net income (loss)	861,429	861,429	(1,490)	(1,490)
Total capital expenditures	-	-	-	-
Total assets	$-	$-	$17,941	$17,941

Note 17 – DISCONTINUED OPERATIONS

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

	October 12,
	2016	June 30, 2016
ASSETS

Current assets
Cash and cash equivalents	$8,424	$8,578
Inventory	5,101	5,203
Advances to suppliers	547	558
Total current assets	14,072	14,339

Property, plants and equipment, net	1,761	1,796
Construction in progress	1,770	1,806
Total assets	$17,603	$17,941
LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued expenses	$547	$558
Other payables	15	16
Advances from customers	-	481,500
Taxes payable	287,841	(61)
Total current liabilities	288,403	482,013
	-	-
Total liabilities	$288,403	$482,013

Major classes of line items constituting pre-tax net income and net income of the discontinued operations for the periods ended October 12, 2016, and June 30, 2016, respectively, were as follows:

	October 12,
	2016	June 30, 2016
Operating Expenses	$-	$723
Depreciation and amortization expenses	-	767
Total operating expenses	-	1,490
Other income (expenses)	15	-
Net income (loss) before income tax expenses	15	(1,490)
Gain on disposal of discontinued operations, net of income tax	861,414	-

Net income (loss) from discontinued operations, net of income tax	$861,429	$(1,490)

NOTE 18 - STOCK BASED COMPENSATION

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

On March 30, 2015, the Company granted 3,000,000 and 300,000 restricted shares to Mr. Xin Sun, Chief Executive Officer and Chief Financial Officer of the Company and an employee, respectively. The vesting periods of the restricted shares under the Plan were determined based on individual stock award agreements and was recognized as equity compensation for the fiscal years ended June 30, 2015 and 2016. The grant was pursuant to the Plan and a Restricted Stock Award Agreement, and was based on the exemption afforded by Regulation S under the Securities Act of 1933, as amended. The stock-based compensation expense related to this agreement was $0 and $224,850 for the fiscal years ended June 30, 2017 and 2016, respectively.

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there are no additional items to disclose except the above mentioned matters.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 12, 2017,, the Company dismissed CANUSWA ACCOUNTING & TAX SERVICES INC. (“CANUSWA”) as the Company’s independent registered public accounting firm. The decision to dismiss CANUSWA was approved by the Company’s sole director.

The principal accountant’s reports of CANUSWA on the financial statements of the Company as of and for the fiscal years ended June 30, 2016 and 2015 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and the subsequent interim period through January 12, 2017, there were no disagreements with CANUSWA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s) if not resolved to CANUSWA’s satisfaction would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. During the Company’s two most recent fiscal years and the subsequent interim period through January 12, 2017, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided CANUSWA with a copy of the foregoing disclosure and requested CANUSWA to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made therein. A copy of such letter, dated January 12, 2017, furnished by CANUSWA, is filed as Exhibit 16.1 to the Form 8-K filed with the Securities and Exchange Commission on January 17, 2017.

On January 12, 2017, the Company’s sole director approved the engagement of Centurion ZD CPA Limited (“Centurion”) as the Company’s new independent registered public accounting firm.

During the Company’s two most recent fiscal years and the subsequent interim period through January 12, 2017, neither the Company nor anyone on its behalf consulted with Centurion regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided that Centurion concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and its related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

This was reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2017.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 in Internal Control—Integrated Framework. Our management has implemented and tested our internal control over financial reporting based on these criteria and did not identify any significant deficiencies and material weaknesses as of June 30, 2017. However, based on the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience, our management has considered this as a material weakness and determined that as of June 30, 2017, the internal control over financial reporting was not effective.

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

Name	Age	Position
Xin Sun	51	Chairman (sole director), Chief Executive Officer, Chief Financial Officer and Treasurer

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

Based solely on our review of the copies of such reports, we believe that, with respect to the fiscal year ended June 30, 2017, there is no triggering event for the filing of any report under Section 16(a) by our sole officer and director, or by any of the persons known to us to own more than ten percent of our common stock

Meetings of Our Board of Directors

The Board held no meetings; however, the Board had resolved matters in written consent one time during the fiscal year ended June 30, 2017.

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

Director Compensation

We did not compensate our director for the fiscal year ended June 30, 2017. Going forward, however, we intend to implement a market-based director compensation program.

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

Directors and Officers of Humankind

The following table sets forth certain information as of June 30, 2017 concerning the directors and executive officers of Humankind:

Directors and Executive Officers	Position/Title	Age
Xin Sun	Chairman, Chief Financial Officer, Treasurer	51
Baosen Ma	President, Secretary, Director	49
Kai Sun	Director	46

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

SUMMARY COMPENSATION TABLE

(all figures in US Dollars)

						Non-Equity	Non-qualified
Name						Incentive	Deferred	All
and						Plan	Compensation	Other
Principal		Salary	Bonus	Stock	Option	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	Awards ($)	Awards ($)	($)	($)	($)	($)

Xin Sun, Chief Executive Officer, Chief Financial Officer	2017	51,506	0	0	N/A	N/A	N/A	N/A	51,506
	2016	48,717	0	225,000	N/A	N/A	N/A	N/A	273,717

Employment Agreements

We have no employment agreement with our sole principal executive officer, Mr. Xin Sun.

Equity Compensation Plan Information

The following table sets forth information regarding grants of awards to Named Executive Officer during the year ended June 30, 2017:

Grants of Plan-Based Awards

		Estimated future payouts under			Estimated future payouts under equity			All other
		non-equity incentive plan awards			incentive plan awards			stock	All other		Grant
								awards:	option awards:		date fair
								Number of	Number of		value of
								shares of	securities	Exercise or base	stock and
	Grant							stock or	underlying	price of option	option
Name	date	Threshold($)	Target($)	Maximum($)	Threshold(#)	Target(#)	Maximum(#)	units(#)	options(#)	awards($/Sh)	awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

Xin Sun, Chief Executive Officer, Chief Financial Officer	-	-	-	-	-	-	-	0	-	-	$0

Outstanding Equity Awards at Fiscal Year-End

	Option awards					Stock awards
Equity incentive
			plan awards:					Equity incentive	Equity incentive
	Number of	Number of	number of					plan awards:	plan awards:
	securities	securities	securities			Number of	Market value	number of	market or payout
	underlying	underlying	underlying			shares or units	of shares or	unearned shares,	value of unearned
	unexercised	unexercised	unexercised	Option	Option	of stock that	units of stock	units or other	shares, units or
	options(#)	options(#)	unearned	exercise	expiration	have not	that have not	rights that have	other rights that
Name	exercisable	unexercisable	options(#)	price($)	date	vested(#)	vested(#)	not vested(#)	have not vested($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Xin Sun, Chief Executive Officer, Chief Financial Officer	-	-	-	-	-	3,000,000	0.17*	-	510,000

*closing price as of June 30, 2017.

Option Exercises and Stock Vested

	Option awards		Stock awards

	Number of		Number of
	shares	Value	shares	Value
	acquired on	realized on	acquired on	realized on
Name	exercise (#)	exercise ($)	vesting (#)	vesting ($)
(a)	(b)	(c)	(d)	(e)

Xin Sun, Chief Executive Officer, Chief Financial Officer	-	-	3 ,000,000	$510,000

Directors’ and Officers’ Liability Insurance

We currently do not have insurance insuring directors and officers against liability; however, we are in the process of investigating the availability of such insurance.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than five percent of any class of voting securities, (ii) our director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of September 12, 2017.

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

(1) Based on 65,539,737 total issued and outstanding shares of the Company as of September 12, 2017.

Mr. Xin Sun has the sole power to vote and dispose of all shares of common stock listed opposite his name. Mr. Sun did not and does not own any options or convertible securities.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Our company received temporary short-term loans from its majority owner and our sole director and principal executive officer, Mr. Xin Sun, a PRC citizen. These loans are unsecured and non-interest bearing, and have no fixed terms of repayment; therefore, they are deemed payable on demand. Cash flows classified as due to majority owner are classified as cash flows from financing activities. The total borrowings from Mr. Sun were $3,697,188 and $2,678,220 as of June 30, 2017 and June 30, 2016, respectively.

There were no interested imputed on the loans for the fiscal years 2017 and 2016, respectively.

Item 14.	Principal Accounting Fees and Services.

We were billed by CENTURION ZD CPA LIMITED (“Centurion”), our independent public accountants and CANUSWA ACCOUNTING & TAX SERVICES INC, (“Canuswa”), our former independent public accountants, for the following professional services they performed for us during the fiscal year ended June 30, 2017 and 2016, as set forth in the table below:

	Auditors	Audit	Audit-	Tax	Other
		Fees	Related	Fees	Fees
			Fees
2017	Centurion	$124,000	-	-	-
	Canuswa	$18,000	-	-	-
2016	Canuswa	$154,000	-	-	-

Pre-Approval Policies and Procedures

All of the services rendered to us by our independent registered public accountants were pre-approved by the Board.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:

3.1	Articles of Incorporation.		Exhibit 3.1 of the Company’s Registration Statement on Form 10-SB filed with the SEC on December 1, 2004.

3.2	By-laws.		Exhibits 3.2 of the Company’s Registration Statement on Form 10-SB filed with the SEC on December 1, 2004.

3.3	Certificate of Amendment, dated May 10, 2005.		Exhibits 3.3 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

3.4	Certificate of Amendment, dated November 12, 2008.		Exhibit 3.4 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

3.5	Certificate of Amendment, dated February 11, 2009.		Exhibit 3.5 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

4.1	Specimen of Common Stock Certificate		Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the SEC on September 29, 2014.

10.1	English Translation of Land Use Agreement, dated June 7, 2004, between Harbin Humankind Biology Technology Co. Limited and Harbin City, Daochu District, Songbei Township, Jinxin Village.		Exhibit 10.3 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.2	English Translation of Cooperative Agreement, dated September 17, 2008, between Harbin Humankind Biology Technology Co. Limited and the Commercial Bureau of Qing’an County.		Exhibit 10.5 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

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

Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013.

10.7	English Translation of Stock Transfer Agreement, dated April 10, 2013, by and between Stockholder of Heilongjiang Huimeijia Pharmaceuticals Co., Ltd, Wenbin Zhang and Harbin Humankind Biology Technology Co., Limited. and its addendum dated June 18, 2013.		Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013.

10.8	English Translation of Purchase Agreement, dated January 7, 2014, between Harbin Humankind Biology Technology Co. Limited and Mr. Shukui Wang.		Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed with the SEC on September 29, 2014.

10.9	English Translation of Stock Transfer Agreement dated December 24, 2014, by and among Harbin Humankind Biology Technology Co., Limited., Xin Sun, Harbin Huimeijia Medicine Company, and Xiuzheng Pharmaceutical Group Co., Ltd.		Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2014.

10.10	English Translation of the Supplementary Agreement dated February 9, 2015, by and among Harbin Humankind Biology Technology Co., Limited., Xin Sun, Harbin Huimeijia Medicine Company, and Xiuzheng Pharmaceutical Group Co., Ltd.		Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 13, 2015.

10.11	China Health Industries Holdings, Inc. 2015 Equity Incentive Plan, effective as of March 27, 2015		Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2015.

10.12	Form of the Restricted Stock Award Agreement		Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2015.

10.13	English Translation of the Financial Management Agreement dated June 1, 2015, between Harbin Humankind Biology Technology Co., Limited and Harbin Hongxiang Investment Guarantee Co., Ltd.		Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed with the SEC on October 13, 2015.

10.14	English Translation of the Financial Management Agreement dated July 20, 2016, between Harbin Humankind Biology Technology Co., Limited and Harbin Hongxiang Investment Guarantee Co., Ltd.		Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed with the SEC on September 29, 2016.

21.1	List of Subsidiaries.	x

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

32.1	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	x

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTH INDUSTRIES HOLDINGS, INC.
By: /s/ Xin Sun
Date: September 27, 2017	Name: Xin Sun

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

Date: September 27, 2017