Form 10-Q
period 2017-09-30
China Health Industries Holdings, Inc.
filed 2017-11-14
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

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
Yes  [ X ]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ X ]  No  [  ]

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
Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 13, 2017, there were 65,539,737 shares of common stock, $0.0001 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	June 30,
	2017	2017
ASSETS

Current assets
Cash and cash equivalents	$31,992,681	$21,197,448
Short term investments	-	8,850,471
Accounts receivable, net	1,206,487	1,625,695
Inventory	549,674	454,468
Other receivables, net	32,825	33,265
Advances to suppliers	424,903	400,136
Prepayments	33,097	79,714
Interest receivable	-	885,047
Total current assets	34,239,667	33,526,244

Property, plants and equipment, net	3,660,078	3,694,304
Intangible assets, net	3,628,420	3,642,544
Construction in progress	808,354	788,793
Prepayments – Non-Current	45,090	49,169
Deferred tax assets	1,960	1,924
Total assets	$42,383,569	$41,702,978

LIABILITIES AND EQUITY

Current liabilities
Short-term loans	$1,503,014	$1,475,079
Accounts payable and accrued expenses	407,587	437,284
Other payables	69,919	66,277
Advances from customers	164,980	161,914
Related party debts	3,995,534	3,731,681
Wages payable	234,595	261,471
Taxes payable	799,146	861,416
Total current liabilities	7,174,775	6,995,122

Equity
Common stock, ($0.0001 par value per share, 300,000,000 shares authorized, 65,539,737 and 65,539,737 shares issued and outstanding as of September 30, 2017 and June 30, 2017, respectively)	6,554	6,554
Additional paid-in capital	521,987	521,987
Accumulated other comprehensive income	602,059	(78,049)
Statutory reserves	38,679	38,679
Retained earnings	34,039,515	34,218,685
Total stockholders' equity	35,208,794	34,707,856
Total equity	35,208,794	34,707,856

Total liabilities and equity	$42,383,569	$41,702,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended
	September	September 30,
	30, 2017	2016

REVENUE	$1,515,967	$1,180,168

COST OF GOODS SOLD	979,633	755,285

GROSS PROFIT	536,334	424,883

OPERATING EXPENSES
Selling, general and administrative expenses	557,852	430,264
Depreciation and amortization expenses	141,854	148,875
Total operating expenses	699,706	579,139

INCOME (LOSS) FROM OPERATIONS	(163,372)	(154,256)

OTHER INCOME/(EXPENSES)
Interest income	24,340	19,909
Interest expenses	(23,340)	(21,686)
Investment income	-	225,093
Other income/(expenses), net	35,991	8,993
Bank charges	(462)	-
Exchange gain/(loss)	(12,675)	-
Total other income (expenses), net	23,854	232,309

INCOME/(LOSS) BEFORE INCOME TAXES	(139,518)	78,053

Provision for income taxes	(39,652)	(54,030)

NET INCOME (LOSS)	(179,170)	24,023

Foreign currency translation income (loss)	524,010	(117,711)

COMPREHENSIVE INCOME (LOSS)	$344,840	$(93,688)
Less: Comprehensive income/(loss) attributable to non-controlling interests from discontinued operations	-	(1)
COMPREHENSIVE INCOME (LOSS) attributable to China Health Industries Holdings	344,840	(93,687)
per share are:
Basic & diluted income (loss) per share	$(0.0027)	$0.0004

Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	65,539,737	65,616,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	September 30,	September 30,
	2017	2016
Cash Flows from Operating Activities
Net income (loss) available to China Health Industries Holdings	$(179,170)	$24,023
Net income (loss) from operations	(179,170)	24,023
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expenses	192,230	192,577
Provisions for doubtful accounts	(3,225)	(1,243)
Short term investment income	-	(225,093)
Changes in operating assets and liabilities,
Accounts receivable	452,203	178,748
Other receivables	1,068	(111)
Inventory	(86,404)	(38,678)
Advances to suppliers and prepaid expenses	35,866	90
Accounts payables and accrued expenses	(37,835)	(19,544)
Advances from customers and other payables	2,381	22,130
Amounts due to related parties	116,491	-
Wages payable	(31,755)	26,128
Taxes payable	(72,953)	(143,283)
Net cash provided by operating activities	388,877	15,744

Cash Flows from Investing Activities
Expenditure in short term investments	-	(9,003,737)
Withdraw in short term investments	8,997,661	-
Purchases of property, plants and equipment	(5,358)	-
Expenditures in construction in progress	(4,613)	(6,718)
Proceeds from short term investments	899,766	-
Net cash provided by investing activities	9,887,456	(9,010,455)

Cash Flows from Financing Activities
Proceeds from related party debts	85,085	85,085
Net cash provided by financing activities	85,085	85,085

Effect of exchange rate changes on cash and cash equivalents	433,815	(94,784)
Effect of exchange rate changes on cash and cash equivalents from discontinuing continuing activities	-	(29)

Net increase/(decrease) in cash and cash equivalents from continuing operations	10,795,233	(9,004,410)
Net increase/(decrease) in cash and cash equivalents from discontinuing operations	-	(29)

Cash and cash equivalents, beginning balance from continuing operations	21,197,448	29,783,152
Cash and cash equivalents, beginning balance from discontinuing operations	-	8,578

Cash and cash equivalents, beginning balance from continuing operations	31,992,681	20,778,742
Cash and cash equivalents, ending balance from discontinuing operations	$-	$8,549

Supplemental cash flow information
Cash paid for income taxes	$151,318	$201,142
Cash paid for interest expenses	$23,339	$21,682

Non-cash activities:
Loan from related party for the construction of a facility	$457,381	$457,690

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

On December 24, 2014, Humankind entered into a stock transfer agreement (the “Original Agreement”) with Xiuzheng Pharmaceutical Group Co., Ltd. a company incorporated under the laws of the PRC and located in Jilin province (“Xiuzheng Pharmacy” or the “Buyer”), Mr. Xin Sun, the CEO of the Company, and Huimeijia, 99% owned by Humankind and 1% owned by Mr. Xin Sun. Pursuant to the Original Agreement, Humankind and Mr. Xin Sun (the “Equity Holders”), would sell their respective equity interests in Huimeijia to Xiuzheng Pharmacy. On February 9, 2015, the four parties entered into a supplementary agreement (the “Supplementary Agreement”) to modify the terms of the Original Agreement, pursuant to which, the Equity Holders and Huimeijia (collectively the “Asset Transferors”) would only sell 19 drug approval numbers (the “Assets”) to Xiuzheng Pharmacy. The Equity Holders would have retained their equity interests in Huimeijia, but would have pledged such equity interests to Xiuzheng Pharmacy until the Assets were transferred. On October 12, 2016, the four parties agreed to rescind the Supplementary Agreement and entered into a new supplementary agreement, pursuant to which the parties agreed to execute the transfer of the equity interests based on the Original Agreement and the Equity Holders sold their respective equity interests in Huimeijia to Xiuzheng Pharmacy for total cash consideration of RMB8,000,000 (approximately $1,306,186, the “Purchase Price”) to the Equity Holders. On October 16, 2016, Huimeijia has completed changes in its business registration, and Xiuzheng Pharmacy has obtained a new business license issued by the local State Administration of Industry and Commerce in Harbin (“Harbin SAIC”) to Huimeijia, in which the ownership of Huimeijia has been recorded as held by Xiuzheng Pharmacy with Harbin SAIC, and the legal representative (a person that is authorized to take most of the corporate actions in China on behalf of a company under PRC corporate laws) of Huimeijia has been appointed by the Buyer.

China Health US, China Health HK, Humankind, Huimeijia and HLJ Huimeijia are collectively referred herein to as the “Company.”

As of September 30, 2017, the Company’s corporate structure was as follows:

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

The accompanying unaudited condensed consolidated financial statements have been prepared by Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are sufficient so that the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. These unaudited condensed consolidated financial statements include all adjustments which in the opinion of management are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The results of operations for the three months ended September 30, 2017, may not be indicative of results that may be expected for the year ended June 30, 2018.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include China Health US and its three subsidiary companies, including China Health HK, Humankind, and HLJ Huimeijia. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

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

Translation of Foreign Currencies

Humankind, and HLJ Huimeijia maintain their books and accounting records in the PRC currency “Renminbi” (“RMB”), which has been determined to be the Company’s functional currency. Transactions denominated in currencies other than RMB are translated into RMB at the exchange rates prevailing on the dates of the transactions, as quoted by the Federal Reserve Board. Foreign currency exchange gains and losses resulting from these transactions are included in operations.

Humankind, and HLJ Huimeijia’s financial statements are translated into the reporting currency, the United States Dollar (“USD”). Assets and liabilities of the above entities are translated at the prevailing exchange rate at each reporting period end date. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from the translation of these financial statements are reflected as accumulated other comprehensive income in shareholders’ equity and non-controlling interests.

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

As of September 30, 2017 and June 30, 2017, the Company’s uninsured bank balances were mainly maintained at financial institutions located in the PRC and Hong Kong. The uninsured bank balances were $31,992,681 and $21,197,448 as of September 30, 2017 and June 30, 2017, respectively. The Company had no insured bank balances as of September 30, 2017 and June 30, 2017, respectively.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. From November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales agents, whereas the payment terms for sales agents before November 1, 2013 were thirty (30) days. As of September 30, 2017 and June 30, 2017, the balances of accounts receivable were $1,254,706 and $1,676,191, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. The Company has determined that an allowance of $48,219 and $50,496 from the continuing operations of the Company was appropriate as of September 30, 2017 and June 30, 2017, respectively.

Advances to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials, or to service providers for services relating to construction plans for its plants, equipment and production lines for GMP upgrading, and records these payments as advances to suppliers. As of September 30, 2017 and June 30, 2017, advances to suppliers amounted to $424,903 and $400,136, respectively. As of September 30, 2017 and June 30, 2017, respectively.

Inventory

Inventory consists of raw materials, work in progress, and finished goods or manufactured products.

Inventory is stated at lower of cost or market and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other subsidiaries of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor costs and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory as well as inventory the value of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. There was no inventory allowance provided for the three months ended September 30, 2017 and 2016, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment,” and FASB ASC Topic 205, “Presentation of Financial Statements.” The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of September 30, 2017 and June 30, 2017, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets, for the three months ended September 30, 2017 and 2016, respectively.

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

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairments recorded for construction in progress, for the three months ended September 30, 2017 and 2016, respectively.

Revenue Recognition

The Company recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exists and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience, for both continuing and discontinued operations, for the three months ended September 30, 2017 and 2016, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.As a result of the implementation of FIN 48 (ASC 740-10), the Company undertook a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48 (ASC 740-10). The Company recognized no material adjustments to liabilities or stockholders’ equity as a result of the implementation. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. As of September 30, 2017, and June 30, 2017, VAT payables were $160,034 and $196,495, respectively.

Sales-Related Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual aggregate VAT paid by the Company as taxes for the purposes of maintaining and building cities and educational facilities, which fees are included as sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. Sales-related taxes were $29,644 and $22,637 for the three months ended September 30, 2017 and 2017, respectively.

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

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the three months ended September 30, 2017 and 2016, the Company had no potential dilutive common stock equivalents outstanding.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance will be effective for us in the first quarter of 2018 on a prospective basis, and early adoption is permitted. The Company does not expect the standard to have a material impact on our consolidated financial statements.

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

NOTE 3 – SHORT TERM INVESTMENTS

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

While these financial products are not publicly traded, the Company estimated that their fair value approximates their amortized costs considering their short-term maturities and high credit quality. No OTTI loss was recognized for the periods ended September 30, 2017 and June 30, 2017.

NOTE 4 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable were $1,254,706 and $1,676,191, net of allowances for doubtful accounts amounting to $48,219 and $50,496, as of September 30, 2017 and June 30, 2017, respectively.

NOTE 5 - INVENTORY

Inventory from the continuing operations of the Company consisted of following:

	September 30,	June 30,
	2017	2017
Raw Materials	$224,245	$156,248
Supplies and Packing Materials	142,570	135,637
Work-in-Progress	135,468	126,265
Finished Goods	47,391	36,318
Total	$549,674	$454,468

For the three months ended September 30, 2017 and 2016, the Company has not made provision for inventory from continued and discontinued operations in regards to excessive, slow moving or obsolete items.

NOTE 6 - CONSTRUCTION IN PROGRESS

Construction in progress from the continuing operations of the Company consisted of the following:

	September 30,	June 30,
	2017	2017
Plant - HLJ Huimeijia	$808,354	$788,793
Total	$808,354	$788,793

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for construction of the HLJ Huimeijia plant. The estimated total cost of construction was approximately $1.86 million (RMB12,800,000), and construction was anticipated to be completed by December 2016. As of September 30, 2017, 43% of construction had been completed and $808,354 (RMB5,378,225) has been recorded as costs of construction in progress.

NOTE 7 - PROPERTY, PLANTS AND EQUIPMENT

Property, plants and equipment consisted of the following:

	September 30,	June 30,
	2017	2017
Building, Warehouses and Improvements	$4,332,794	$3,352,467
Machinery and Equipment	1,400,090	1,368,798
Office Equipment	64,680	63,477
Vehicles	217,005	212,972
Others	22,545	921,924
Less: Accumulated Depreciation	(2,377,036)	(2,225,334)
Total	$3,660,078	$3,694,304

Depreciation expenses was $109,310 and $81,187 for the three months ended September 30, 2017 and 2016, respectively. Depreciation expenses charged to operations was $82,884 and $37,485 for the three months ended September 30, 2017 and 2016, respectively. Depreciation expenses charged to cost of goods sold was $26,426 and $43,702 for the three months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, a building owned by HLJ Huimeijia with a book value of $877,691 has been mortgaged in connection with a working capital loan in the principal amount of $1,503,014 (RMB10,000,000). As of June 30, 2017, a building owned by HLJ Huimeijia with a book value of $903,115 has been mortgaged in connection with a working capital loan in the principal amount of $1,504,687 (RMB10,000,000).

NOTE 8 - INTANGIBLE ASSETS

The following is a summary of intangible assets from the continuing operations of the Company:

	September 30,	June 30,
	2017	2017
Land Use Rights – Humankind	$952,608	$934,902
Health Supplement Product Patents – Humankind	4,509,041	4,425,236
Pharmaceutical Patents - HLJ Huimeijia	392,913	385,611
Land Use Rights - HLJ Huimeijia	651,569	639,459
Less: Accumulated Amortization	(2,877,711)	(2,742,664)
Total	$3,628,420	$3,642,544

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

Amortization expenses was $69,917 and $111,390 for the three months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, HLJ Huimeijia’s land use rights with a book value of $514,743 have been mortgaged in connection with a working capital loan in the principal amount of $1,503,014 (RMB10,000,000). As of June 30, 2017, HLJ Huimeijia’s land use rights with a book value of $519,028 have been mortgaged in connection with a working capital loan in the principal amount of $1,504,687 (RMB10,000,000).

NOTE 9 - SHORT-TERM LOAN

On November 12, 2015, HLJ Huimeijia entered into a short-term loan agreement with a bank for a working capital loan in the principal amount of RMB10,000,000, at an interest rate of 5.66% from November 12, 2015 to November 10, 2016. The loan was secured by land use rights and a building owned by HLJ Huimeijia, with a maturity date of November 10, 2016.

On November 18, 2016, the agreement was renewed with an interest rate of 6.09% with a maturity date of November 16, 2017.

As of September 30, 2017 and June 30, 2017, short-term loans was $1,503,014 and $ 1,475,079, respectively.

Interest expenses were $23,340 and $21,686 for the three months ended September 30, 2017 and 2016, respectively.

NOTE 10 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun, consisted of the following:

	September 30,	June 30,
	2017	2017
Mr. Xin Sun	$3,960,387	$3,697,188
Mr. Kai Sun	35,147	34,493
Total	$3,995,534	$3,713,681

These loans are unsecured and non-interest bearing and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun is a PRC citizen and a family member of Mr. Xin Sun, the CEO of the Company.

NOTE 11 - INCOME TAXES

(a) Corporate income taxes

United States

China Health US was organized in the United States. China Health US had no taxable income for US income tax purposes for the three months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, China Health US had a net operating loss carry forward for United States income taxes. Net operating loss carry forwards are available to reduce future years’ taxable income.

Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and the continued losses of its US entity. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the three months ended September 30, 2017 and 2016. Management reviews this valuation allowance periodically and makes adjustments accordingly.

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

The provision for income taxes from the continuing operations of the Company consisted of the following for the three months ended September 30, 2017 and 2016:

	For the Three Months Ended
	September 30,
	2017	2016
Current provision:
USA	$-	$-
PRC	39,652	54,030
Total current provision	39,652	54,030
Deferred provision:
USA	-	-
PRC	-	-
Total deferred provision	-	-

Total provision for income taxes	$39,652	$54,030

Significant components of deferred tax assets from the continuing operations of the Company were as follows:

	September 30,	June 30,
	2017	2017
Deferred tax assets
Net operating loss carry forward	$592,323	$356,201
Allowances for doubtful accounts	10,702	10,702
Valuation allowance	(601,065)	(364,979)
	$1,960	$1,924

(b)   Uncertain tax positions

There were no unrecognized tax benefits as of September 30, 2017 and June 30, 2017, respectively. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the three months ended September 30, 2017 and 2016, the Company did not incur any interest or penalties arising from its tax payments.

NOTE 12 - EARNINGS/(LOSS) PER SHARE

Basic earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable ,diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants.

Potential common shares issued are calculated using the treasury stock method, which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing dilutive earnings per share. It assumes that any proceeds would be used to purchase common stock at the average the market price of the common stock during the period.

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the three months ended September 30, 2017 and 2016, the Company does not have potential dilutive shares. The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months
	Ended
	September 30,
	2017	2016

Net income/(loss) attributable to China Health Industries Holdings	$(179,170)	$24,022

Net income/(loss) per share:

Net income/(loss) from continuing operation per share
Basic & diluted	$(0.0027)	$0.0004

Weighted average shares outstanding:
Basic & diluted	65,539,737	65,616,175

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

The Company had no rental commitments as of September 30, 2017.

NOTE 14 - MAJOR SUPPLIERS AND CUSTOMERS

For the three months ended September 30, 2017, the Company had two suppliers that in the aggregate accounted for 88% of the Company’s purchases for continuing operations, with each supplier accounting for 78% and 10%, respectively.

For the three months ended September 30, 2016, the Company had two supplier that accounted for 88% of the Company’s purchases.

For the three months ended September 30, 2017, the Company had six customers that in the aggregate accounted for 66% of the Company’s total sales for continuing operations, with each customer accounting for 17%, 13%, 12%, 9%, 9% and 7%, respectively.

For the three months ended September 30, 2016, the Company had six customers that in the aggregate accounted for 81% of the Company’s total sales, with each customer accounting for 16%, 15%, 13%, 13%, 12% and 12%, respectively.

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

The following tables present summary information by segment for the three months ended September 30, 2017 and 2016, respectively:

	For the Three Months Ended September 30, 2017						For the Three Months Ended September 30, 2016
	HLJ						HLJ
	Huimeijia			Humankind	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$-	$		1,515,967	$-	$1,515,967	$100	$1,180,068	$-	$1,180,068
Cost of revenues	-			979,633	-	979,633	58	755,227	-	775,285
Gross profit	-			536,334	-	536,334	42	424,841	-	424,883
Interest expense	23,340			-	-	23,340	21,686	-	-	21,686
Depreciation and amortization	31,201			110,653	-	141,854	14,230	134,645	-	148,875
Income tax	-			39,652	-	39,652	-	54,030	-	54,030
Net income (loss)	(179,144)			118,957	(118,983)	(179,170)	(137,873)	162,091	(195)	24,023
Total capital expenditures	-		-	-	-	-	-	-	-	-
Total assets	$3,423,860	$		38,959,019	$690	$42,383,569	$2,922,517	$37,194,994	$1,444	$40,118,955

NOTE 16 - SUBSEQUENT EVENTS

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

HLJ Huimeijia's current GMP certificate expired at the end of December 2015. HLJ Huimeijia has applied for a new GMP certificate, which is expected to be obtained in December 2017. However, there is no assurance that we will obtain the new GMP certificate by such time. According to PRC law, HLJ Huimeijia must cease all production activities before receiving the new GMP certificate. The equipment and production line is being reconstructed from the third quarter of the fiscal year 2016 to the second quarter of the fiscal year 2018 for the purpose of applying for the new GMP certificate. HLJ Huimeijia is currently in the final stages of reconstruction, which is expected to be completed in December 2017. Although HLJ Huimeijia could sell inventory produced prior to obtaining the new GMP certificate, nominal revenue has been generated by HLJ Huimeijia after the expiration of the old GMP certificate.

On December 24, 2014, Humankind entered into a stock transfer agreement (the “Original Agreement”) with Xiuzheng Pharmaceutical Group Co., Ltd. a company incorporated under the laws of the PRC and located in Jilin province (“Xiuzheng Pharmacy” or the “Buyer”), Mr. Xin Sun, the CEO of the Company, and Huimeijia, 99% owned by Humankind and 1% owned by Mr. Xin Sun. Pursuant to the Original Agreement, Humankind and Mr. Xin Sun (the “Equity Holders”), would sell their respective equity interests in Huimeijia to Xiuzheng Pharmacy. On February 9, 2015, the four parties entered into a supplementary agreement (the “Supplementary Agreement”) to modify the terms of the Original Agreement, pursuant to which, the Equity Holders and Huimeijia (collectively the “Asset Transferors”) would only sell 19 drug approval numbers (the “Assets”) to Xiuzheng Pharmacy. The Equity Holders would have retained their equity interests in Huimeijia, but would have pledged such equity interests to Xiuzheng Pharmacy until the Assets were transferred. On October 12, 2016, the four parties agreed to rescind the Supplementary Agreement and entered into a new supplementary agreement, pursuant to which the parties agreed to execute the transfer of the equity interests based on the Original Agreement and the Equity Holders sold their respective equity interests in Huimeijia to Xiuzheng Pharmacy for total cash consideration of RMB8,000,000 (approximately $1,306,186, the “Purchase Price”) to the Equity Holders. On October 12, 2016, Huimeijia has completed changes in its business registration, and Xiuzheng Pharmacy has obtained a new business license issued by the local State Administration of Industry and Commerce in Harbin (“Harbin SAIC”) for Huimeijia, in which Huimeijia’s ownership is recorded as held by Xiuzheng Pharmacy with Harbin SAIC, and the legal representative (a person that is authorized to take most of corporate actions on behalf of a company under PRC corporate laws) of Huimeijia has been appointed by the Buyer.

Our business is conducted through our sales agents and sales personnel. We sell our products directly to end customers through our own sales personnel as well as our sales agents, operating primarily in Anhui, Zhejiang, Shanghai, Beijing, Jiangsu, and Gansu, where most of our revenues are generated. Sales by agents in Anhui, Zhejiang, Shanghai, Beijing, Jiangsu, and Gansu provinces accounted for 17%, 13%, 12%, 9%, 9% and 7% of our total sales, respectively, for the three months ended September 30, 2017. Although we do not currently sell our products online, we expect to do so in the future.

Results of Operations

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

The following table summarizes the top lines of the results of our operations for the three months ended September 30, 2017 and 2016, respectively:

	September 30,	September 30,
	2017	2016	Variance	%
Revenues	$1,515,967	$1,180,168	$335,799	28.45%
Humankind	1,515,967	1,180,068	335,899	28.46%
HLJ Huimeijia	-	100	(100)	(100.00%	)
Cost of Goods Sold	$979,633	$755,285	$224,348	29.70%
Humankind	979,633	755,227	224,406	29.71%
HLJ Huimeijia	-	58	(58)	(100.00%	)
Gross Profit	$536,344	$424,883	$111,451	26.23%
Humankind	536,344	424,841	111,493	26.24%
HLJ Huimeijia	-	42	(42)	(100.00%	)

Revenue

Total revenues increased by $335,799 or 28.45% for the three months ended September 30, 2017, as compared to the same period in 2016. The increase in revenues was primarily due to a increase of $335,899 or 28.46% in Humankind’s revenues and a decrease of $100 or 100.00% in HLJ Huimeijia’s revenues for the three months ended September 30, 2017 as compared to the same period in 2016. The increase in Humankind’s sales revenues was primarily due to the increase in the sales volume of Propolis and Black Ant Capsules, which was caused by a rise in demand. The lack of sales revenue by HLJ Huimeijia’s was due to the expiration of its GMP certificate on December 31, 2015. During the three months prior to such expiration, HLJ Huimeijia reduced its production and marketing operations as more attention was paid to the preparation of manufacturing and technical improvements in order to meet the requirements for obtaining a new GMP certificate. Since the third quarter of fiscal year 2016, HLJ Huimeijia has ceased all production activities, reconstructed its equipment and production line for the purpose of applying for the new GMP certificate.

Our total cost of sales increased by $224,348 or 29.70% for the three months ended September 30, 2017 as compared to the same period in 2016. The jump in the overall cost of sales was attributed to the increase of $224,406 or 29.71% in Humankind’s cost of sales and a decrease of $58 or 100.00% in HLJ Huimeijia’s cost of sales for the three months ended September 30, 2017 as compared to the same period in 2016. This increase aligned with the increase in sales volume of products sold by Humankind.

Our gross margin increased by $111,451 from $424,883 for the three months ended September 30, 2016 to $536,344 for the three months ended September 30, 2017. This change was consistent with the increase in sales volume of products sold by Humankind as discussed above.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the three months ended September 30, 2017 and 2016, respectively:

	September 30, 2017			September 30, 2016
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Waterlilies Soft Capsules (Sailuozhi)	5,502	$333,826	22.02%	4,389	$269,847	22.87%
Propolis and Black Ant Capsules	40,669	1,182,141	77.98%	32,925	910,215	77.13%
HLJ Huimeijia
Musk Bone Strengthener Paste	-	-	-	59	24	1.01%
Musk Pain Relieving Paste	-	-	-	21	9	0.07%
Injury and Rheumatism relieving Paste	-	-	-	68	28	-
Refining GouPi Cream	-	-	-	15	6	-
Enema Glycerini	-	-	-	-	-	-
UmguentumAcidiBoriciCamphoratum	-	-	-	10	3	-
Indometacin and Furazolidone Suppositories	-	-	-	-	7	-
Ge Hong Beriberi Water	-	-	-	92	29	-
Total		$1,515,967	100.00%		$1,180,168	100.00%

Operating Expenses

The following table summarizes our operating expenses for the three months ended September 30, 2017 and 2016, respectively:

	September 30,	September 30,
	2017	2016	Variance	%
Operating Expenses
Selling, general and administrative	$557,852	$430,264	$127,588	29.65%
Depreciation and amortization	141,854	148,875	(7,021)	(4.72%	)
Total Operating Expenses	$699,706	$579,139	$120,567	20.82%

Total operating expenses for the three months ended September 30, 2017 were $699,706 or 20.82% higher than in the corresponding period in 2016. The increase in operating expenses was primarily attributable to increase of $127,588 or 29.65% in selling, general and administrative expenses. The increase in selling, general and administrative expenses was mainly due to the increase of professional fee for the three months ended September 30, 2017 as compared to the same period in 2016. The decrease in depreciation and amortization expenses was primarily attributed to an unfavorable foreign exchange rate for the three months ended September 30, 2017, as compared to the same period in 2016.

Interest Income and Interest Expense

Interest income was $ 24,340 for the three months ended September 30, 2017, as compared to $ 19,909 for the three months ended September 30, 2016. This increase of $ 4,431, or 22.26%, was mainly due to the increased average balance of bank deposits compared with the same period of 2016.

Interest expense was $23,340 for the three months ended September 30, 2017, an increase of $1,654 or 7.63%, as compared to $21,686 for the three months ended September 30, 2016. The increase of interest expense was mainly due to the increase in short-term loan interest rates from 5.66% to 6.09% in November 2016.

Investment Income

During the three months ended September 30, 2017, investment income from the Company’s was nil, as compared to $225,093 or 100% for the same period in 2016. On July 5, 2016, the Company entered into a one-year financial management agreement with the principal in the amount of $8,716,876 (RMB 60,000,000) at the expected annual rate of return of 10%. The financial institution that handled the Company’s short term investment with is the related party of the Company, and the contract had terminated as of September 30, 2017.

Income Taxes

Income taxes significantly decreased by $14,378, or 27%, from $54,030 for the three months ended September 30, 2016 to $39,652 for the three months ended September 30, 2017. The decrease in income taxes was due to the termination of the Company’s short term investment with the related party with the principal in the amount of $8,716,876 (RMB60,000,000), which decreased its investment income from $225,093 for the three months ended September 30, 2016 to nil for the same period of 2017.

Net Income (Loss) and Net Income (Loss) Per Share

Net loss was $179,170 for the three months ended September 30, 2017, as compared to $24,023 for the three months ended September 30, 2016. This decrease of $203,193, or 846% in net profit was primarily attributable to a decrease in other income of $225,093.

Net Loss per share was $0.0027 for the three months ended September 30, 2017 and net income per share was $0.0004 for the three months ended September 30, 2016, respectively. This decrease was primarily a result of the above-described decrease in net profit.

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

The following table summarizes our cash and cash equivalents positions, our working capital, and our cash flow activities as of September 30, 2017 and June 30, 2017 and for the three months ended September 30, 2017 and 2016:

	September 30,	June 30,
	2017	2017
Cash and cash equivalents	$31,992,681	$21,197,448
Working capital	$27,064,892	$26,531,122
Inventories	$549,674	$454,468

For the three months ended September 30:	2017	2016
Cash provided by (used in):
Operating activities	$388,877	$15,744
Investing activities	$9,887,456	$(9,010,455)
Financing activities	$85,085	$85,085

For the three months ended September 30, 2017, our net increase in cash and cash equivalents totaled $10,795,233, which total was comprised of net cash provided by operating activities in the amount of $388,877, net cash provided by investing activities in the amount of $9,887,456 and the effect of prevailing exchange rates on our cash position of $433,815, by net cash provided by financing activities in the amount of $85,085.

For the three months ended September 30, 2016, our net increase in cash and cash equivalents totaled $9,004,410, which total was comprised of net cash used in investing activities in the amount of $9,010,455 and the negative effect of prevailing exchange rates on our cash position of $94,784, offset by net cash provided by operating activities in the amount of $15,744 and net cash provided by financing activities in the amount of $85,085.

Our working capital at September 30, 2017 was $27,064,892, compared to working capital of $26,531,122 at June 30, 2017. This increase of $533,770 or 2.01% was primarily attributable to the decrease of accounts receivables in the amount of $452,203 and the increase in amounts due to related parties in the amount of $116,419.

Net cash provided by operating activities was $388,877 for the three months ended September 30, 2017, primarily attributable to the net cash provided by operating activities amounts in $1,020,586, a decrease in accounts receivables in the amount of $452,203 and the increase in amounts due to related parties in the amount of $116,419. Net cash used in investing activities was $9,887,456 for the three months ended September 30, 2017, primarily due to expenditures in short-term investments of $8,054,281. Net cash provided by financing activities from continuing operations was $33,211 for the nine months ended September 30, 2017, attributable to withdraw of short term investment amounts in $8,997,661, proceeds from short term investment in the amount of $899,766. The negative effect of exchange rate changes on cash and cash equivalents in the amount of $ 433,815 for the three months ended September 30, 2017 was mainly a result of the effect of the valuation of the RMB against the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 6.7793 to 1 and 6.6533 to 1 as of June 30, 2017 and September 30, 2017, respectively, and the average exchange rate from USD to RMB was 6.6684 for the three months ended September 30, 2017.

Net cash provided by operating activities was $15,744 for the nine months ended September 30, 2016, primarily attributable to a decrease in accounts receivables if $178,748, partially offset by an increase in taxes payable of $143,283.Net cash used in investing activities from the continuing operations was $9,010,455 for the three months ended September 30, 2016, primarily due to the expenditure in short-term investment of $9,003,737. Net cash provided by financing activities from continuing operations was $85,085. The negative effect of exchange rate changes on cash and cash equivalents in the amount of $94,784 for the three months ended September 30, 2016 was mainly a result of the effect of the devaluation of the RMB to the USD on the significant amount of cash and cash equivalents held by the company in RMB. The exchange rates from USD to RMB were 6.6639 to 1 and 6.6459 to 1 as of September 30, 2016 and June 2016, respectively. And the average exchange rate from USD to RMB was 6.6639 for three months ended September 30, 2016.

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

Related Party Debts

We had related party debts in the amount of $3,995,534 as of September 30, 2017, as compared to $3,713,681 as of June 30, 2017, an increase of $281,853 or 7.59% . Our related party debts mainly consist of a loan from Mr. Xin Sun, the CEO of the Company. The loan is unsecured and non-interest bearing and has no fixed terms of repayment. There was no written agreement for the loan. See Note 10.

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

There have been no material changes during the three months ended September 30, 2017 in the Company’s significant accounting policies to those previously disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

[Please insert MD&A from a separate document]

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the periods covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to satisfy the objectives, based on the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience.

Despite the material weakness reported above, our management believes that our unaudited condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have come to management’s attention during the quarter ended September 30, 2017 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

/s/ Xin Sun
By:	Xin Sun
Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)
Date:	November 14, 2017

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document