Form 10-Q
period 2017-12-31
China Health Industries Holdings, Inc.
filed 2018-02-09
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2017

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
Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of 1 “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes [   ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 6, 2018, there were 65,539,737 shares of common stock, $0.0001 par value per share, issued and outstanding.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION	3

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets As of December 31, 2017 and June 30, 2017 (Unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income For the Three Months and Six Months Ended December 31, 2017 and 2016 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows For the Six Months Ended December 31, 2017 and 2016 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements As of December 31, 2017 (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II	OTHER INFORMATION	33

Item 6.	Exhibits	34

Signatures		34

Exhibits/Certifications		35

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA HEALTH INDUSTRIES
HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED
BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
	2017	2017
ASSETS

Current assets
Cash and cash equivalents	$32,594,709	$21,197,448
Short term investments	-	8,850,471
Accounts receivable, net	1,531,075	1,625,695
Inventory	477,074	454,468
Other receivables, net	35,995	33,265
Advances to suppliers	489,654	400,136
Prepayments	48,463	79,714
Interest receivable	-	885,047
Total current assets	35,176,970	33,526,244

Property, plants and equipment, net	3,645,811	3,694,304
Intangible assets, net	3,678,469	3,642,544
Construction in progress	840,608	788,793
Prepayments – Non-Current	40,986	49,169
Deferred tax assets	2,359	1,924
Total assets	$43,385,203	$41,702,978

LIABILITIES AND EQUITY

Current liabilities
Short-term loans	$-	$1,475,079
Accounts payable and accrued expenses	451,124	437,284
Other payables	65,288	66,277
Advances from customers	168,707	161,914
Related party debts	5,877,042	3,731,681
Wages payable	254,517	261,471
Taxes payable	680,491	861,416
Total current liabilities	7,497,169	6,995,122

Equity
Common stock, ($0.0001 par value per share, 300,000,000 shares authorized, 65,539,737 and 65,539,737 shares issued and outstanding as of December 31, 2017 and June 30, 2017, respectively)	6,554	6,554
Additional paid-in capital	521,987	521,987
Accumulated other comprehensive income	1,391,872	(78,049)
Statutory reserves	38,679	38,679
Retained earnings	33,928,942	34,218,685
Total stockholders' equity	35,888,034	34,707,856
Total equity	35,888,034	34,707,856

Total liabilities and equity	$43,385,203	$41,702,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(LOSS)
(UNAUDITED)

	For the Three Months		For the Six Months
	Ended		Ended
	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016

REVENUE	$1,809,040	$1,891,496	$3,325,007	$3,071,664

COST OF GOODS SOLD	1,153,077	1,179,037	2,132,710	1,934,322

GROSS PROFIT	655,963	712,459	1,192,297	1,137,342

OPERATING EXPENSES
Selling, general and administrative expenses	625,606	327,091	1,183,458	757,355
Depreciation and amortization expenses	66,750	243,459	208,604	392,334
Total operating expenses	692,356	570,550	1,392,062	1,149,689

INCOME (LOSS) FROM OPERATIONS	(36,393)	141,909	(199,765)	(12,347)

OTHER INCOME/(EXPENSES)
Interest income	27,863	17,579	52,203	37,488
Interest expense	(25,062)	(21,051)	(48,402)	(42,737)
Investment income	-	219,635	-	444,728
Other income/(expenses), net	147	194,369	36,138	203,362
Bank charges	(415)	(702)	(877)	(702)
Gain on disposal of subsidiary	-	1,157,590	-	1,157,590
Exchange Gain	12,675	-
Total other income (expenses), net	15,208	1,567,420	39,062	1,799,729

INCOME/(LOSS) BEFORE INCOME TAXES	(21,185)	1,709,329	(160,703)	1,787,382

Provision for income taxes	(89,388)	(439,620)	(129,040)	(493,650)

NET INCOME (LOSS)	(110,573)	1,269,709	(289,743)	1,293,732

NET INCOME (LOSS)	(110,573)	1,269,709	(289,743)	1,293,732
Less: net loss attributable to non-controlling interests	-	-	-	-

NET INCOME (LOSS) ATTRIBUTABLE TO CHINA HEALTH INDUSTRIES HOLDINGS	(110,573)	1,269,709	(289,743)	1,293,732

NET INCOME (LOSS)	(110,573)	1,269,709	(289,743)	1,293,732

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	789,814	(803,510)	3,035,658	(921,221)

COMPREHENSIVE INCOME (LOSS)	$679,241	$466,199	$2,745,915	$372,511
Less: comprehensive loss attributable to non-controlling interests	-

COMPREHENSIVE LOSS ATTRIBUTABLE TO CHINA HEALTH INDUSTRIES HOLDINGS	679,241	466,207	2,745,915	372,519

Basic & diluted income (loss) per share	$(0.0017)	$0.0193	$(0.0044)	$0.0197

Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	65,539,737	65,784,302	65,539,737	65,812,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	December 31,	December 31,
	2017	2016
Cash Flows from Operating Activities
Net income (loss) available to China Health Industries Holdings	$(289,743)	$1,293,732
Net income (loss) from continuing operations	(289,743)	1,293,732
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expenses	289,596	520,038
Provision for doubtful accounts	2,118	-
Provision for inventories	(60,719)	-
Non-controlling interests	-	-
Short term investment income	-	(444,728)
Share-based compensation	-	-
Gain on disposal of subsidiaries	-	(1,157,590)
Deferred taxes loss/(gain)	(348)
Changes in operating assets and liabilities,
Accounts receivable	157,408	(528,536)
Other receivables	(1,307)	221,024
Inventory	57,255	(76,086)
Advance to suppliers and prepaid expenses	(27,320)	(236,268)
Interest receivable	-	(432,090)
Accounts payables and accrued expenses	(4,332)	(45,131)
Advance from customers and other payables	(3,694)	(457,388)
Amounts due to related parties	1,882,464	194,096
Wages payable	(17,560)	64,928
Taxes payable	(200,581)	281,726
Net cash provided by operating activities from continuing operations	1,783,237	(802,273)
Net cash provided by operating activities from discontinued operations	-	17,254
Net cash provided by operating activities	1,783,237	(785,019)

Cash Flows from Investing Activities
Expenditure in short term investment	9,034,534	(8,197,069)
Notes receivable	-	-
Purchases of intangible assets	-	-
Purchases of property, plant and equipment	15,354	-
Expenditure in construction in progress	(18,338)	(13,399)
Disposal of property, plant and equipment	361	-
Proceeds from disposal of subsidiaries	903,453	921,792
Net cash used in investing activities	9,935,364	(7,288,676)

Cash Flows from Financing Activities
Proceeds from related party debts	85,085	85,085
Payment of short term loans	(1,505,756)	(64,387)
Net cash provided by financing activities	(1,420,671)	20,698

Effect of exchange rate changes on cash and cash equivalents from continuing operations	1,099,331	(1,436,907)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	-	(25,832)

Net increase in cash and cash equivalents from continuing operations	11,397,261	(9,507,158)
Net decrease in cash and cash equivalents from discontinued operations	-	(8,578)

Cash and cash equivalents, beginning balance from continuing operations	21,197,448	29,783,152
Cash and cash equivalents, beginning balance from discontinued operations	-	8,578

Cash and cash equivalents, ending balance from continuing operations	$32,594,709	$20,275,994

Supplemental cash flow information
Cash paid for income taxes	$48,400	$42,999
Cash paid for interest expense	$972,690	$650,264

Non-cash activities:
Loan from related party for the construction of a facility	$479,985	$452,141

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

On November 22, 2013, Humankind completed the acquisition of Heilongjiang Huimeijia Pharmaceutical Co., Ltd. (“HLJ Huimeijia”) for a total purchase price of $16,339,869 (RMB 100,000,000). HLJ Huimeijia was formed on October 30, 2003, in the PRC, and is engaged in the manufacturing and distribution of tinctures, ointments, rub-in therapeutic pastes, topical solutions, suppositories, liniments (including traditional Chinese medicine extractions), enemas and orally-administered liquids. HLJ Huimeijia’s predecessor is Heilongjiang Xue Du Pharmaceutical Co., Ltd., which established its brand by supplying high quality medical products. HLJ Huimeijia is categorized as a “high and new technology” enterprise by the Science Technology Department of Heilongjiang Province. HLJ Huimeijia has 21 products which have been approved by, and have received approval numbers issued by, the China Food and Drug Administration (the “CFDA”). In addition, HLJ Huimeijia is the holder of one patent for a utility model, five patents for external design and three trademarks in the PRC, including the Chinese brand name “Xue Du”, which has an established reputation among customers in the northeastern PRC.

On December 24, 2014, Humankind entered into a stock transfer agreement (the “Original Agreement”) with Xiuzheng Pharmaceutical Group Co., Ltd. a company incorporated under the laws of the PRC and located in Jilin province (“Xiuzheng Pharmacy” or the “Buyer”), Mr. Xin Sun, the CEO of the Company, and Huimeijia, a subsidiary of Humankind 99% owned by Humankind and 1% owned by Mr. Xin Sun. Pursuant to the Original Agreement, Humankind and Mr. Xin Sun (the “Equity Holders”), would sell their respective equity interests in Huimeijia to Xiuzheng Pharmacy. On February 9, 2015, the four parties entered into a supplementary agreement (the “Supplementary Agreement”) to modify the terms of the Original Agreement, pursuant to which, the Equity Holders and Huimeijia (collectively the “Asset Transferors”) would only sell 19 drug approval numbers (the “Assets”) to Xiuzheng Pharmacy. The Equity Holders would have retained their equity interests in Huimeijia, but would have pledged such equity interests to Xiuzheng Pharmacy until the Assets were transferred. On October 12, 2016, the four parties agreed to rescind the Supplementary Agreement and entered into a new supplementary agreement, pursuant to which the parties agreed to execute the transfer of the equity interests based on the Original Agreement and the Equity Holders sold their respective equity interests in Huimeijia to Xiuzheng Pharmacy for total cash consideration of RMB 8,000,000 (approximately $1,306,186, the “Purchase Price”) to the Equity Holders. As of October 12, 2016, Huimeijia had completed changes in its business registration, and Xiuzheng Pharmacy had obtained a new business license issued by the local State Administration of Industry and Commerce in Harbin (“Harbin SAIC”) for Huimeijia, in which Huimeijia’s ownership was recorded as held by Xiuzheng Pharmacy with Harbin SAIC, and the legal representative (a person that is authorized to take most corporate actions on behalf of a company under PRC corporate laws) of Huimeijia had been appointed by the Buyer.

China Health US, China Health HK, Humankind, Huimeijia and HLJ Huimeijia are collectively referred herein to as the “Company.” s

As of December 31, 2017, the Company’s corporate structure was as follows:

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are sufficient such that the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. These unaudited condensed consolidated financial statements include all adjustments which in the opinion of management are necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal and recurring nature. The results of operations for the six months ended December 31, 2017, may not be indicative of results that may be expected for the year ended June 30, 2018.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a nonrecurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets or liabilities carried and measured on a recurring basis during the reporting periods.

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

Translation of Foreign Currencies

Humankind and HLJ Huimeijia maintain their books and accounting records in the PRC currency “Renminbi” (“RMB”), which has been determined to be the Company’s functional currency. Transactions denominated in currencies other than RMB are translated into RMB at the exchange rates prevailing on the dates of the transactions, as quoted by the Federal Reserve Board. Foreign currency exchange gains and losses resulting from these transactions are included in operations.

Humankind and HLJ Huimeijia’s financial statements are translated into the reporting currency, the United States Dollar (“USD”). Assets and liabilities of the above entities are translated at the prevailing exchange rate at each reporting period end date. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from the translation of these financial statements are reflected as accumulated other comprehensive income in shareholders’ equity and non-controlling interests.

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

As of December 31, 2017 and June 30, 2017, the Company’s uninsured bank balances were mainly maintained at financial institutions located in the PRC and Hong Kong. The uninsured bank balances were $32,594,709 and $21,197,448 as of December 31, 2017 and June 30, 2017, respectively. The Company had no insured bank balances as of December 31, 2017 and June 30, 2017, respectively.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. On November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales agents, whereas the payment terms for sales agents before November 1, 2013 were thirty (30) days. As of December 31, 2017 and June 30, 2017, the balances of accounts receivable were $1,583,689 and $1,676,191, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. The Company has determined that an allowance of $52,614 and $50,496 from the continuing operations of the Company was appropriate as of December 31, 2017 and June 30, 2017, respectively.

Advances to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials, or to service providers for services relating to construction plans for its plants, equipment and production lines for GMP upgrading, and records these payments as advances to suppliers. As of December 31, 2017 and June 30, 2017, advances to suppliers amounted to $489,654 and $400,136, respectively.

Inventory

Inventory consists of raw materials, work in progress, and finished goods or manufactured products.

Inventory is stated at the lower of cost or market and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other subsidiaries of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor costs and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory as well as inventory for which the value is in excess of net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. Inventory allowance was $101,214 and $156,620 for the six months ended December 31, 2017 and 2016, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment,” and FASB ASC Topic 205, “Presentation of Financial Statements.” The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of December 31, 2017 and June 30, 2017, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets, for the six months ended December 31, 2017 and 2016, respectively.

Construction in Progress

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. Costs classified as construction in progress include all costs of obtaining the asset and bringing it to the location and in the condition necessary for its intended use. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service.

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there were no impairments recorded for construction in progress, for the six months ended December 31, 2017 and 2016, respectively.

Revenue Recognition

The Company recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exists and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience, for both continuing and discontinued operations, for the six months ended December 31, 2017 and 2016, respectively.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. As of December 31, 2017, and June 30, 2017, VAT payables were $177,332 and $182,016, respectively.

Sales-Related Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual aggregate VAT paid by the Company as taxes for the purposes of maintaining and building cities and educational facilities, which fees are included as sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. As of December 31, 2017 and June 30, 2017, Sales-related taxes were $26,936 and $27,567, respectively.

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

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the six months ended December 31, 2017 and 2016, the Company had no potential dilutive common stock equivalents outstanding.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the consideration to which each such entity expects to be entitled in exchange for those goods or services. The FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”) in August 2015. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Further to ASU 2014-09 and ASU 2015-14, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”) in March 2016, ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) in April 2016, ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), and ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), respectively. The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations, including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2016-10 clarifies guidelines related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The updates in ASU 2016-10 include targeted improvements based on input the FASB received from the Transition Resource Group for Revenue Recognition and other stakeholders. It seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. ASU 2016-12 addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition. Additionally, the amendments in this ASU provide practical guidance for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The amendments in ASU 2016-20 represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The effective date and transition requirements for ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 are the same as ASU 2014-09. We do not expect the adoption of ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 to have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that are required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public entities. For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the early application guidance discussed in ASU 2016-01, early adoption of the amendments in this update is not permitted. We do not expect the adoption of ASU 2016-01 to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in this update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The main difference between Topic 842 and Topic 840 is the recognition of lease assets and lease liabilities for those leases classified as operating leases under Topic 840. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Early application of the amendments in ASU 2016-02 is permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): “Classification of Certain Cash Receipts and Cash Payments”, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following nine specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and (9) Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance for evaluating when a set of transferred assets and activities constitutes a business. This guidance will be effective for us in the first quarter of 2018 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715)—Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance revises the presentation of employer-sponsored defined benefit pension and other postretirement plans for the net periodic benefit cost in the statement of operations and requires that the service cost component of net periodic benefit be presented in the same income statement line items as other employee compensation costs for services rendered during the period. The other components of the net benefit costs are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of income from operations. This guidance allows only the service cost component of net periodic benefit costs to be eligible for capitalization. The guidance will be effective for the Company in the first quarter of its fiscal year 2019. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock compensation (Topic 718): Scope of modification accounting” (“ASU 2017-09”). The purpose of the amendment is to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. For all entities that offer share based payment awards, ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU 2017-09 on its consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU amends the hedge accounting recognition and presentation requirements in ASC 815 to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. The amendments in this ASU permit hedge accounting for hedging relationships involving nonfinancial risk and interest rate risk by removing certain limitations in cash flow and fair value hedging relationships. In addition, the ASU requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, and early adoption is permitted. The adoption of ASU No. 2017-12 is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 3 – SHORT TERM INVESTMENTS

Short term investments consist of held-to-maturity investments.

Held-to-maturity investments

Held-to-maturity investments consist of various financial products purchased from Harbin Hongxiang Investment Guarantee Co., Ltd., which are classified as held-to-maturity investments because the Company has the intent and ability to hold the investments to maturity. The maturity of these financial products is one year, with a contractual maturity date of July 19, 2017, and estimated annual interest rates of approximately 10%. They are classified as short term investments on the consolidated balance sheets because their contractual maturity dates are less than one year. The repayments of principal of the financial products are not guaranteed by the Hongxiang Investment Guarantee Co., Ltd. from which the financial products were purchased. Historically, the Company has received principal and interest in full upon maturity of these investments. Harbin Hongxiang Investment Guarantee Co., Ltd., the financial institution that handled the Company’s short term investment with is a related party of the Company.

While these financial products are not publicly traded, the Company estimated that their fair value approximates their amortized costs considering their short-term maturities and high credit quality. No OTTI loss was recognized for the periods ended December 31, 2017 and June 30, 2017.

NOTE 4 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable were $1,531,075 and $1,625,695, net of allowances for doubtful accounts amounting to $52,614 and $50,496, as of December 31, 2017 and June 30, 2017, respectively.

NOTE 5 - INVENTORY

Inventory of the Company consisted of following:

	December 31,	June 30,
	2017	2017
Raw Materials	$229,917	$156,248
Supplies and Packing Materials	147,410	135,637
Work-in-Progress	51,298	126,265
Finished Goods	48,449	36,318
Total	$477,074	$454,468

For the six months ended December 31, 2017 and 2016, the Company has not made provision for inventory in regards to excessive, slow moving or obsolete items.

NOTE 6 - CONSTRUCTION IN PROGRESS

Construction in progress of the Company consisted of the following:

	December 31,	June 30,
	2017	2017
Plant - HLJ Huimeijia	$840,608	$788,793
Total	$840,608	$788,793

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for construction of the HLJ Huimeijia plant. The estimated total cost of construction was approximately $1.86 million (RMB 12,800,000), and construction was anticipated to be completed by December 2016. As of December 31, 2017, 45% of construction had been completed and $840,608 (RMB 5,469,249) has been recorded as costs of construction in progress.

NOTE 7 - PROPERTY, PLANTS AND EQUIPMENT

Property, plants and equipment consisted of the following:

	December 31,	June 30,
	2017	2017
Building, Warehouses and Improvements	$4,453,741	$3,352,467
Machinery and Equipment	1,419,035	1,368,798
Office Equipment	66,141	63,477
Vehicles	197,650	212,972
Others	6,637	921,924
Less: Accumulated Depreciation	(2,497,393)	(2,225,334)
Total	$3,645,811	$3,694,304

Depreciation expenses were $175,057 and $361,117 for the six months ended December 31, 2017 and 2016, respectively. Depreciation expenses charged to operations were $94,064 and $274,847 for the six months ended December 31, 2017 and 2016, respectively. Depreciation expenses charged to cost of goods sold were $80,993 and $86,270 for the six months ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, a building owned by HLJ Huimeijia with a book value of $897,521 had been released from its mortgage because a working capital loan (RMB 10,000,000) had been paid back. As of June 30, 2017, the building owned by HLJ Huimeijia with a book value of $903,115 had been mortgaged in connection with a working capital loan in the principal amount of $1,504,687 (RMB 10,000,000).

NOTE 8 - INTANGIBLE ASSETS

The following is a summary of intangible assets of the Company:

	December 31, 2017	June 30, 2017
Land Use Rights – Humankind	$974,130	$934,902
Health Supplement Product Patents – Humankind	4,610,916	4,425,236
Pharmaceutical Patents - HLJ Huimeijia	401,791	385,611
Land Use Rights - HLJ Huimeijia	666,290	639,459
Less: Accumulated Amortization	(2,974,658)	(2,742,664)
Total	$3,678,469	$3,642,544

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

Amortization expenses were $114,539 and $117,487 for the six months ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, land use rights with a book value of $510,458 had been released from mortgage because a working capital loan (RMB 10,000,000) had been paid back. As of June 30, 2017, HLJ Huimeijia’s land use rights with a book value of $519,028 had been mortgaged in connection with a working capital loan in the principal amount of $1,504,687 (RMB 10,000,000).

NOTE 9 - SHORT-TERM LOAN

On November 12, 2015, HLJ Huimeijia entered into a short-term loan agreement with a bank for a working capital loan in the principal amount of RMB 10,000,000, at an interest rate of 5.66% from November 12, 2015 to November 10, 2016. The loan was secured by land use rights and a building owned by HLJ Huimeijia, with a maturity date of November 10, 2016.

On November 18, 2016, the agreement was renewed with an interest rate of 6.09% with a maturity date of November 16, 2017. HLJ Huimeijia paid the principal amount in December 14, 2017, and the land use rights and building have been released from the mortgage.

As of December 31, 2017 and June 30, 2017, short-term loans were nil and $1,475,079, respectively.

Interest expenses were $48,402 and $42,737 for the six months ended December 31, 2017 and 2016, respectively.

NOTE 10 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun, consisted of the following:

	December 31,	June 30,
	2017	2017
Mr. Xin Sun	$5,841,101	$3,697,188
Mr. Kai Sun	35,941	34,493
Total	$5,877,042	$3,713,681

These loans are unsecured and non-interest bearing and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun is a PRC citizen and a family member of Mr. Xin Sun, the CEO of the Company.

NOTE 11 - INCOME TAXES

(a) Corporate income taxes

United States

China Health US was organized in the United States. China Health US had no taxable income for US income tax purposes for the six months ended December 31, 2017 and 2016, respectively. As of December 31, 2017, China Health US had a net operating loss carry forward for United States income taxes. Net operating loss carry forwards are available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and the continued losses of its US entity. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the six months ended December 31, 2017 and 2016. Management reviews this valuation allowance periodically and makes adjustments accordingly.

Hong Kong

China Health HK was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for income taxes has been made because China Health HK had no taxable income in Hong Kong.

People’s Republic of China

Under the EIT Law, the standard EIT rate is 25%. The PRC subsidiaries of the Company are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

The provision for income taxes from the continuing operations consisted of the following for the three and six months ended December 31, 2017 and 2016:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Current provision:
USA	$-	$-	$-	$-
China	89,388	439,620	129,040	493,650
Total current provision	89,388	439,620	129,040	493,650
Deferred provision:
USA	-	-	-	-
China	-	-	-	-
Total deferred provision	-	-	-	-
Total	$89,388	$439,620	$129,040	$493,650

Significant components of deferred tax assets from the continuing operations of the Company were as follows:

	December 31,	June 30,
	2017	2017
Deferred tax assets:
Net operating loss carry forward	$538,295	$356,201
Allowances for doubtful accounts	13,153	10,702
Valuation allowance	(549,089)	(364,979)
	$2,359	$1,924

(b) Uncertain tax positions

There were no unrecognized tax benefits as of December 31, 2017 and June 30, 2017, respectively. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the six months ended December 31, 2017 and 2016, the Company did not incur any interest or penalties arising from its tax payments.

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

For the six months ended December 31, 2017 and 2016, the Company does not have potential dilutive shares. The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

Net income/(loss) attributable to China Health Industries Holdings	$(179,170)	$1,269,709	$(289,743)	$1,293,732

Net income/(loss) per share:
Net income/(loss) from continuing operation per share

Basic & diluted	$(0.0027)	$0.0193	$(0.0044)	$0.0197
Weighted average shares outstanding:
Basic & diluted	65,539,737	65,812,020	65,539,737	65,812,020

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

The Company had no rental commitments as of December 31, 2017.

NOTE 14 - MAJOR SUPPLIERS AND CUSTOMERS

For the six months ended December 31, 2017, the Company had two suppliers that in the aggregate accounted for 88% of the Company’s purchases for operations, with each supplier accounting for 78% and 10%, respectively.

For the six months ended December 31, 2016, the Company had two suppliers that in the aggregate accounted for 88% of the Company’s purchases for the continuing operations.

For the six months ended December 31, 2017, the Company had six customers that in the aggregate accounted for 68% of the Company’s total sales for operations, with each customer accounting for 17%, 14%, 12%, 10%, 9% and 7%, respectively.

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

The following tables present summary information by segment for the three months ended December 31, 2017 and 2016, respectively:

	For the Three Months Ended December 31, 2017				For the Three Months Ended December 31, 2016
				Consolidated				Consolidated
				from				from
	HLJ			continuing	HLJ			continuing
	Huimeijia	Humankind	Others	operations	Huimeijia	Humankind	Others	operations
Revenues	$-	$1,809,040	$-	$1,809,040	$64	$1,891,432	$-	$1,891,596
Cost of revenues	-	1,153,077	-	1,153,077	10	1,179,027	-	1,179,037
Gross profit	-	655,963	-	655,963	54	712,405	-	712,459
Interest expense	25,061	-	1	25,062	21,051	-	-	21,051
Depreciatio n and amortization	1,941	64,809	-	66,750	49,935	193,524	-	243,459
Income tax	-	89,388	-	89,388	-	439,620	-	439,620
Net income (loss)	(346,474)	266,971	(31,070)	(110,573)	(179,316)	1,318,859	130,166	1,269,709
Total capital expenditures	-	-	-	-	-	-	-	-
Total assets	$3,455,816	$40,363,229	$(433,842)	$43,385,203	$2,948,063	$36,996,900	$(5,798)	$39,939,165

	For the Six Months Ended December 31, 2017				For the Six Months Ended December 31, 2016
				Consolidated				Consolidated
				from				from
	HLJ			continuing	HLJ			continuing
	Huimeijia	Humankind	Others	operations	Huimeijia	Humankind	Others	operations
Revenues	$-	$3,325,007	$-	$3,325,007	$164	$3,071,500	$-	$3,071,664
Cost of revenues	-	2,132,710	-	2,132,710	68	1,934,254	-	1,934,322
Gross profit	-	1,192,297	-	1,192,297	96	1,137,246	-	1,137,342
Interest expense	48,400	-	2	48,402	42,737	-	-	42,737
Depreciation and amortization	33,142	175,462	-	208,604	64,165	328,169	-	392,334
Income tax	-	129,040	-	129,040	-	493,650	-	493,650
Net income (loss)	(525,618)	385,928	(150,053)	(289,743)	(317,189)	1,480,950	129,971	1,293,732
Total capital expenditures	-	-	-	-	-	-	-	-
Total assets	$3,455,816	$40,363,229	$(433,842)	$43,385,203	$2,948,063	$36,996,900	$(5,798)	$39,939,165

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

HLJ Huimeijia's current GMP certificate expired at the end of December 2015. HLJ Huimeijia has applied for a new GMP certificate, which is expected to be obtained in March 2018. However, there is no assurance that we will obtain the new GMP certificate by such time. According to PRC law, HLJ Huimeijia must cease all production activities before receiving the new GMP certificate. The equipment and production line is in the process of being reconstructed for the purpose of applying for the new GMP certificate. The reconstruction process began in the third quarter of the fiscal year 2016 and is expected to last until the third quarter of the fiscal year 2018. HLJ Huimeijia is currently in the final stages of reconstruction, which is expected to be completed in March 2018. Although HLJ Huimeijia could sell inventory produced prior to obtaining the new GMP certificate, management anticipates there will be no or very little revenue generated by HLJ Huimeijia after the expiration of the old GMP certificate.

On December 24, 2014, Humankind entered into a stock transfer agreement (the “Original Agreement”) with Xiuzheng Pharmaceutical Group Co., Ltd. a company incorporated under the laws of the PRC and located in Jilin province (“Xiuzheng Pharmacy” or the “Buyer”), Mr. Xin Sun, the CEO of the Company, and Huimeijia, a subsidiary 99% owned by Humankind and 1% owned by Mr. Xin Sun. Pursuant to the Original Agreement, Humankind and Mr. Xin Sun (the “Equity Holders”), would sell their respective equity interests in Huimeijia to Xiuzheng Pharmacy. On February 9, 2015, the four parties entered into a supplementary agreement (the “Supplementary Agreement”) to modify the terms of the Original Agreement, pursuant to which, the Equity Holders and Huimeijia (collectively the “Asset Transferors”) would only sell 19 drug approval numbers (the “Assets”) to Xiuzheng Pharmacy. The Equity Holders would have retained their equity interests in Huimeijia, but would have pledged such equity interests to Xiuzheng Pharmacy until the Assets were transferred. On October 12, 2016, the four parties agreed to rescind the Supplementary Agreement and entered into a new supplementary agreement, pursuant to which the parties agreed to execute the transfer of the equity interests based on the Original Agreement and the Equity Holders sold their respective equity interests in Huimeijia to Xiuzheng Pharmacy for total cash consideration of RMB 8,000,000 (approximately $1,306,186, the “Purchase Price”) to the Equity Holders. As of October 12, 2016, Huimeijia had completed changes in its business registration, and Xiuzheng Pharmacy had obtained a new business license issued by the local State Administration of Industry and Commerce in Harbin (“Harbin SAIC”) for Huimeijia, in which Huimeijia’s ownership was recorded as held by Xiuzheng Pharmacy with Harbin SAIC, and the legal representative (a person that is authorized to take most corporate actions on behalf of a company under PRC corporate laws) of Huimeijia had been appointed by the Buyer.

Our business is conducted through our sales agents and sales personnel. We sell our products directly to end customers through our own sales personnel as well as our sales agents, operating primarily in Anhui, Zhejiang, Shanghai, Beijing, Jiangsu, and Gansu, where most of our revenues are generated. Sales by agents in Anhui, Zhejiang, Shanghai, Beijing, Jiangsu, and Gansu provinces accounted for 17%, 14%, 12%, 10%, 9% and 7% of our total sales, respectively, for the six months ended December 31, 2017. Although we do not currently sell our products online, we expect to do so in the future.

Results of Operations

Three months ended December 31, 2017 compared to the three months ended December 31, 2016

The following table summarizes the top lines of the results of our operations for the three months ended December 31, 2017 and 2016, respectively:

	December 31,	December 31,
	2017	2016	Variance	%
Revenues	$1,809,040	$1,891,496	$(82,456)	(4.36%	)
Humankind	1,809,040	$1,891,432	$(82,392)	(4.36%	)
HLJ Huimeijia	-	64	(64)	(100.00%	)
Cost of Goods Sold	$1,153,077	$1,179,037	$(25,960)	(2.20%	)
Humankind	1,153,077	$1,179,027	$(25,950)	(2.20%	)
HLJ Huimeijia	-	10	(10)	(100.00%	)
Gross Profit	$655,963	$712,459	$(56,496)	(7.93%	)
Humankind	655,963	712,405	(56,442)	(7.92%	)
HLJ Huimeijia	-	54	(54)	(100.00%	)

Revenue

Total revenues decreased by $82,456 or 4.36% for the three months ended December 31, 2017, as compared to the same period in 2016. The decrease in revenues was primarily due to a decrease of $82,392 or 4.36% in Humankind’s revenues for the three months ended December 31, 2017 as compared to the same period in 2016. The decrease in Humankind’s sales revenues was primarily due to the decrease in the sales volume of Propolis and Black Ant Capsules, which was caused by a decline in demand.

Our total cost of sales decreased by $25,960 or 2.20% for the three months ended December 31, 2017 as compared to the same period in 2016. The decrease in the overall cost of sales was attributed to the decrease of $25,950 or 2.20% Humankind’s cost of sales for the three months ended December 31, 2017 as compared to the same period in 2016. This decrease aligned with the decrease in sales volume of products sold by Humankind.

Our gross margin decreased by $56,496 from $712,459 for the three months ended December 31, 2016 to $655,963 for the three months ended December 31, 2017. This change was consistent with the decrease in sales volume of products sold by Humankind as discussed above.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the three months ended December 31, 2017 and 2016, respectively:

	December 31, 2017			December 31, 2016
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Waterlilies Soft Capsules (Sailuozhi)	6,153	$373,432	20.64%	6,235	$377,888	19.98%
Propolis and Black Ant Capsules	55,113	1,435,608	79.36%	55,339	1,513,550	80.02%
HLJ Huimeijia
Musk Bone Strengthener Paste	-	-	-	-	-	-
Musk Pain Relieving Paste	-	-	-	-	-	-
Injury and Rheumatism relieving Paste	-	-	-	50	65	-
Refining GouPi Cream	-	-	-	-	-	-
Enema Glycerini	-	-	-	-	-	-
UmguentumAcidiBoriciCamphoratum	-	-	-	-	-	-
Indometacin and Furazolidone Suppositories	-	-	-	-	(7)	-
Ge Hong Beriberi Water	-	-	-	-	-	-
Total		$1,809,040	100.00%		$1,891,496	100.00%

Operating Expenses

The following table summarizes our operating expenses for the three months ended December 31, 2017 and 2016, respectively:

	December 31,	December 31,
	2017	2016	Variance	%
Operating Expenses
Selling, general and administrative	$625,606	$327,091	$298,515	91.26%
Depreciation and amortization	66,750	243,459	(176,709)	(72.58%	)
Total Operating Expenses	$692,356	$570,550	$121,806	21.35%

Total operating expenses for the three months ended December 31, 2017 were $121,806 or 21.35% higher than in the corresponding period in 2016. The increase in operating expenses was primarily attributable to an increase of $298,515 or 91.26% in selling, general and administrative expenses. The increase in selling, general and administrative expenses was mainly due to the write-off of drugs that had expired due to HLJ Huimeijia not resuming production and sales for the three months ended December 31, 2017 as compared to the same period in 2016.

Interest Income and Interest Expense

Interest income was $27,863 for the three months ended December 31, 2017, as compared to $17,579 for the three months ended December 31, 2016. This increase of $10,284 or 59%, was mainly due to the increased average balance of bank deposits compared with the same period of 2016.

Interest expense was $25,062 for the three months ended December 31, 2017, an increase of $4,011 or 19%, as compared to $21,051 for the three months ended September 30, 2016. The increase in interest expense was mainly due to the increase in short-term loan interest rates.

Investment Income

During the three months ended December 31, 2017, investment income from the Company’s operations was nil, as compared to $219,635 or 100% for the same period in 2016. On July 5, 2016, our Company entered into a one-year financial management agreement in the principal amount of $8,716,876 (RMB 60,000,000) at the expected annual rate of return of 10%. The financial institution that handled the Company’s short term investment is a related party of the Company, and the contract has terminated as of September 30, 2017.

Income Taxes

Income taxes significantly decreased by $350,232 or 80%, from $439,620 for the three months ended December 31, 2016 to $89,388 for the three months ended December 31, 2017. The decrease in income taxes was due to two reasons: first, the termination of the Company’s short term investment with a related party in the principal amount of $8,716,876 (RMB 60,000,000), which decreased its investment income from $219,635 for the three months ended December 31, 2016 to nil for the same period of 2017; and second, due to a gain on disposal of subsidiaries in the amount of $1,157,590, which existed for the three months ended December 31, 2016 compared with nil for the same period of 2017.

Net Income (Loss) and Net Income (Loss) Per Share

Net loss was $110,573 for the three months ended December 31, 2017, as compared to net income of $1,269,709 for the three months ended December 31, 2016. This decrease of $1,380,282 or 109% in net income was primarily attributable to a decrease in other income of $1,552,212.

Net Loss per share was $0.0017 for the three months ended December 31, 2017 and net income per share $0.0193 for the three months ended December 31, 2016, respectively. This decrease was primarily a result of the above-described decrease in net income.

Six months ended December 31, 2017 compared to the six months ended December 31, 2016

The following table summarizes the top lines of the results of our operations for the three months ended December 31, 2017 and 2016, respectively:

	December 31,	December 31,
	2017	2016	Variance	%
Revenues	$3,325,007	$3,071,664	$253,343	8.25%
Humankind	3,325,007	$3,071,500	$253,507	8.25%
HLJ Huimeijia	-	164	(164)	(100.00%	)
Cost of Goods Sold	$2,132,710	$1,934,322	$198,388	10.26%
Humankind	2,132,710	$1,934,254	$198,456	10.26%
HLJ Huimeijia	-	68	(68)	(100.00%	)
Gross Profit	$1,192,297	$1,137,342	$54,955	4.83%
Humankind	1,192,297	1,137,246	55,051	4.84%
HLJ Huimeijia	-	96	(96)	(100.00%	)

Revenue

Total revenues increased by $253,343 or 8.25% for the six months ended December 31, 2017, as compared to the same period in 2016. The increase in revenues was primarily due to an increase of $253,507 or 8.25% in Humankind’s revenues. The increase in Humankind’s sales revenues was primarily due to the increase in the sales volume of Propolis and Black Ant Capsules, which was caused by an increase in demand.

Our total cost of sales increased by $198,388 or 10.26% for the six months ended December 31, 2017 as compared to the same period in 2016. The increase in the overall cost of sales was attributed to the increase of $198,456 or 10.26% Humankind’s cost of sales and a decrease of $68 or 100.00% in HLJ Huimeijia’s cost of sales for the six months ended December 31, 2017 as compared to the same period in 2016. This increase aligned with the decrease in sales volume of products sold by Humankind.

Our gross margin increased by $54,955 from $1,137,342 for the six months ended December 31, 2016 to $1,192,297 for the six months ended December 31, 2017. This change was consistent with the increase in sales volume of products sold by Humankind as discussed above.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the six months ended December 31, 2017 and 2016, respectively:

	December 31, 2017			December 31, 2016
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Waterlilies Soft Capsules (Sailuozhi)	11,655	$707,258	21.27%	10,624	$647,735	21.09%
Propolis and Black Ant Capsules	95,782	2,617,749	78.73%	88,264	2,423,765	78.91%
HLJ Huimeijia
Musk Bone Strengthener Paste	-	-	-	59	24	-
Musk Pain Relieving Paste	-	-	-	21	9	-
Injury and Rheumatism relieving Paste	-	-	-	118	93	-
Refining GouPi Cream	-	-	-	15	6	-
Enema Glycerini	-	-	-	-	-	-
UmguentumAcidiBoriciCamphoratum	-	-	-	10	3	-
Indometacin and Furazolidone Suppositories	-	-	-	-	-	-
Ge Hong Beriberi Water	-	-	-	92	29	-
Total		$3,325,007	100.00%		$3,071,664	100.00%

Operating Expenses

The following table summarizes our operating expenses for the six months ended December 31, 2017 and 2016, respectively:

	December 31,	December 31,
	2017	2016	Variance	%
Operating Expenses
Selling, general and administrative	$1,183,458	$757,355	$426,103	56.26%
Depreciation and amortization	208,604	392,334	(183,730)	(43.68%	)
Total Operating Expenses	$1,392,062	$1,149,689	$242,373	21.08%

Total operating expenses for the six months ended December 31, 2017 were $242,373 or 21.08% higher than in the corresponding period in 2016. The increase in operating expenses was primarily attributable to increase of $426,103 or 56.26% in selling, general and administrative expenses. The increase in selling, general and administrative expenses was mainly due to two reasons for the three months ended December 31, 2017 as compared to the same period in 2016: first ,the write-off of drugs that had expired due to HLJ Huimeijia not resuming production and sales, and second, the increase in the professional fee.

Interest Income and Interest Expense

Interest income was $52,203 for the six months ended December 31, 2017, as compared to $37,488 for the six months ended December 31, 2016. This increase of $14,715 or 39.25%, was mainly due to the increased average balance of bank deposits compared with the same period of 2016.

Interest expense was $48,402 for the six months ended December 31, 2017, an increase of $5,665 or 13.26%, as compared to $42,737 for the six months ended September 30, 2016. The increase of interest expense was mainly due to the increase in short-term loan interest rates.

Investment Income

During the six months ended December 31, 2017, investment income from the Company’s operations was nil, as compared to $444,728 or 100% for the same period in 2016. On July 5, 2016, our Company entered into a one-year financial management agreement in the principal amount of $8,716,876 (RMB 60,000,000) at the expected annual rate of return of 10%. The financial institution that handled the Company’s short term investment is a related party of the Company, and the contract has terminated as of September 30, 2017.

Income Taxes

Income taxes significantly decreased by $364,610 or 74%, from $493,650 for the six months ended December 31, 2016 to $129,040 for the six months ended December 31, 2017. The decrease in income taxes was due to two reasons: first, the termination of the Company’s short term investment with a related party in the principal amount of $8,716,876 (RMB 60,000,000), which decreased its investment income from $444,728 for the six months ended December 31, 2016 to nil for the same period of 2017; and second, due to a gain on disposal of subsidiaries in the amount of $1,157,590, which existed for the six months ended December 31, 2016 compared with nil for the same period of 2017.

Net Income (Loss) and Net Income (Loss) Per Share

Net loss was $289,743 for the six months ended December 31, 2017, as compared to net income of $1,293,732 for the six months ended December 31, 2016. This decrease of $1,583,475 or 122% in net income was primarily attributable to a decrease in other income of $1,760,667.

Net Loss per share was $0.0044 for the six months ended December 31, 2017 and net income per share was $0.0193 for the six months ended December 31, 2016, respectively. This decrease was primarily a result of the above-described decrease in net income.

Liquidity and Capital Resources

We believe our current working capital position, together with our expected future cash flows from operations and loans from our major shareholder will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months. However, this belief is based upon many assumptions and is subject to numerous risks, and there can be no assurance that we will not require additional funding in the future.

The following table summarizes our cash and cash equivalents positions, our working capital, and our cash flow activities as of December 31, 2017 and June 30, 2017 and for the six months ended December 31, 2017 and 2016:

	December 31,	June 30,
	2017	2017
Cash and cash equivalents	$32,594,709	$21,197,448
Working capital	$27,679,801	$26,531,122
Inventories	$477,074	$454,468

	2017	2016
For the six months ended December 31:
Cash provided by (used in):
Operating activities	$1,783,237	$(802,273)
Investing activities	$9,935,364	$(7,288,676)
Financing activities	$(1,420,671)	$20,698

For the six months ended December 31, 2017, our net increase in cash and cash equivalents totaled $11,397,261, which total was comprised of net cash provided by operating activities in the amount of $1,783,237, net cash provided by investing activities in the amount of $9,935,364 and the effect of prevailing exchange rates on our cash position of $1,099,331, offset by net cash provided by financing activities in the amount of $1,420,671.

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

Our working capital as of December 31, 2017 was $27,679,801, compared to working capital of $25,850,972 as of June 30, 2017. This increase of $1,148,679 or 4.33% was primarily attributable to the increase of cash and cash equivalents in the amount of $11,397,261, decrease in short term investment in the amount of $8,850,471, decrease in interest receivable in the amount of $885,047, and the increase of amounts due to related parties in the amount of $2,145,361, the decrease in short term loans in the amount of $1,475,079.

Net cash provided by operating activities was $1,783,237 for the six months ended December 31, 2017, primarily attributable to a decrease in accounts receivables in the amount of $157,408, an increase of amounts due to related parties in the amount of $1,882,464 and the decrease in taxes payable in the amount of $200,581. Net cash used in investing activities was $9,935,364 for the six months ended December 31, 2017, primarily due to the withdrawal of a short term investment of $9,034,534 and the proceeds from short term investment in the amount of $903,453. Net cash used in financing activities from was $1,420,671 for six months ended December 31, 2017, attributable to payment of short term loans in the amount of $1,505,756. The negative effect of exchange rate changes on cash and cash equivalents in the amount of $1,420,671 for the six months ended December 31, 2017 was mainly a result of the effect of the valuation of the RMB against the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 6.7793 to 1 and 6.5063 to 1 as of June 30, 2017 and December 31, 2017, respectively, and the average exchange rate from USD to RMB was 6.6412 for the six months ended December 31, 2017.

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

Related Party Debts

We had related party debts in the amount of $5,877,042 as of December 31, 2017, as compared to $3,713,681 as of June 30, 2017, an increase of $2,145,361 or 57%. Our related party debts mainly consist of a loan from Mr. Xin Sun, the CEO of the Company. The loan is unsecured and non-interest bearing and has no fixed terms of repayment. There was no written agreement for the loan. See Note 10.

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

There have been no material changes during the six months ended December 31, 2017 in the Company’s significant accounting policies to those previously disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2017.

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

At the conclusion of the period ended December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive and principal financial officer concluded that, based on the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Despite the above, our management believes that our unaudited condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented because we have retained a consultant who has US GAAP experience to assist us in the preparation of our unaudited condensed consolidated financial statements.

Changes in Internal Controls over Financial Reporting

No changes in our internal controls over financial reporting have come to management’s attention during the quarter ended December 31, 2017, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Date: February 9, 2018

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