Form 10-Q
period 2018-03-31
China Health Industries Holdings, Inc.
filed 2018-05-10
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018

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
Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 7, 2018, there were 65,539,737 shares of common stock, $0.0001 par value per share, issued and outstanding.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION	4

Item 1.	Financial Statements (Unaudited)	4

	Condensed Consolidated Balance Sheets As of March 31, 2018 and June 30, 2017 (Unaudited)	4

	Condensed Consolidated Statements of Operations and Comprehensive Income For the Three Months and Nine Months Ended March 31, 2018 and 2017 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended March 31, 2018 and 2017 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements As of March 31, 2018 (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

PART II	OTHER INFORMATION	34

Item 6.	Exhibits	34

Signatures		34

Exhibits/Certifications		35

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	June 30,
	2018	2017
ASSETS

Current assets
Cash and cash equivalents	$34,408,388	$21,197,448
Short term investments	-	8,850,471
Accounts receivable, net	1,243,479	1,625,695
Inventory	539,298	454,468
Other receivables, net	36,183	33,265
Advances to suppliers	494,440	400,136
Prepayments	37,791	79,714
Interest receivable	-	885,047
Total current assets	36,759,579	33,526,244

Property, plants and equipment, net	3,776,477	3,694,304
Intangible assets, net	3,687,347	3,642,544
Construction in progress	933,063	788,793
Prepayments – Non-Current	37,199	49,169
Deferred tax assets	2,447	1,924
Total assets	$45,196,112	$41,702,978

LIABILITIES AND EQUITY

Current liabilities
Short-term loans	$-	$1,475,079
Accounts payable and accrued expenses	472,713	437,284
Other payables	155,116	66,277
Advances from customers	174,993	161,914
Related party debts	6,435,312	3,731,681
Wages payable	223,384	261,471
Taxes payable	476,125	861,416
Total current liabilities	7,937,643	6,995,122

Equity
Common stock, ($0.0001 par value per share, 300,000,000 shares authorized, 65,539,737 and 65,539,737 shares issued and outstanding as of March 31, 2018 and June 30, 2017, respectively)	6,554	6,554
Additional paid-in capital	521,987	521,987
Accumulated other comprehensive income	2,751,596	(78,049)
Statutory reserves	38,679	38,679
Retained earnings	33,939,653	34,218,685
Total stockholders' equity	37,258,469	34,707,856
Total equity	37,258,469	34,707,856

Total liabilities and equity	$45,196,112	$41,702,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended

	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017

REVENUE	$1,538,470	$1,338,886	$4,863,477	$4,410,550

COST OF GOODS SOLD	979,456	866,806	3,112,166	2,801,128

GROSS PROFIT	559,014	472,080	1,751,311	1,609,422

OPERATING EXPENSES
Selling, general and administrative expenses	718,290	486,427	1,901,748	1,243,782
Depreciation and amortization expenses	127,079	64,317	335,683	456,651
Total operating expenses	845,369	550,744	2,237,431	1,700,433

INCOME (LOSS) FROM OPERATIONS	(286,355)	(78,664)	(486,120)	(91,011)

OTHER INCOME/(EXPENSES)
Interest income	28,824	17,626	81,027	55,114
Interest expense	(710)	(22,130)	(49,112)	(64,867)
Investment income	-	217,867	-	662,595
Other income/(expenses), net	318,524	7,454	354,662	210,816
Bank charges	(322)	(315)	(1,199)	(1,017)
Gain on disposal of subsidiary	-	(6,927)	-	1,150,663
Total other income (expenses), net	346,316	213,575	385,378	2,013,304

INCOME/(LOSS) BEFORE INCOME TAXES	59,961	134,911	(100,742)	1,922,293

Provision for income taxes	(49,250)	(189,876)	(178,290)	(683,526)

NET INCOME (LOSS)	10,711	(54,965)	(279,032)	1,238,767

NET INCOME (LOSS) ATTRIBUTABLE TO CHINA HEALTH INDUSTRIES HOLDINGS	10,711	(54,965)	(279,032)	1,238,767

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	1,359,724	306,716	2,829,645	(614,505)

COMPREHENSIVE INCOME (LOSS)	1,370,435	251,751	2,550,613	624,262

Less: comprehensive loss attributable to non-controlling interests	-	2	-	(6)

COMPREHENSIVE LOSS ATTRIBUTABLE TO CHINA HEALTH INDUSTRIES HOLDINGS	$1,370,435	$251,749	2,550,613	624,268
Net income (loss) attributable to China Health Industries Holdings' shareholders per share are:
Basic & diluted income (loss) per share	$0.0002	$(0.0008)	$(0.0043)	$0.0188

Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	65,539,737	65,539,737	65,539,737	65,722,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	March 31,	March 31,
	2018	2017
Cash Flows from Operating Activities
Net income (loss) available to China Health Industries Holdings	$(279,032)	$1,238,767
Net income (loss) from continuing operations	(279,032)	1,238,767
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expenses	466,755	487,913
Provision for doubtful accounts	2,118	-
Provision for inventories	(61,608)	-
Short term investment income	-	(662,595)
Gain on disposal of subsidiaries	-	(1,150,663)
Deferred taxes loss/(gain)	(353)
Changes in operating assets and liabilities,
Accounts receivable	490,025	6,244
Other receivables	(221)	1,704
Inventory	15,495	(48,916)
Advance to suppliers and prepaid expenses	2,226	(454,794)
Interest receivable	-	(653,766)
Accounts payables and accrued expenses	267	(46,299)
Advance from customers and other payables	80,007	(462,497)
Amounts due to related parties	2,253,404	610,392
Wages payable	(56,741)	19,455
Taxes payable	(412,668)	356,311
Net cash provided by operating activities from continuing operations	2,499,674	(758,744)
Net cash provided by operating activities from discontinued operations	-	17,254
Net cash provided by operating activities	2,499,674	(741,490)

Cash Flows from Investing Activities
Withdraw of short term investment	9,166,881	-
Expenditure in short term investment	-	(8,054,281)
Purchases of property, plant and equipment	(74,033)	(39,968)
Expenditure in construction in progress	(77,196)	(47,896)
Disposal of property, plant and equipment	13,450	-
Proceeds from disposal of subsidiaries	916,688	929,800
Net cash used in investing activities	9,945,790	(7,212,345)

Cash Flows from Financing Activities
Proceeds from related party debts	85,085	85,085
Payment of short term loans	(1,527,813)	(51,874)
Net cash provided by financing activities	(1,442,728)	33,211

Effect of exchange rate changes on cash and cash equivalents from continuing operations	2,208,204	(1,046,039)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	-	(25,832)

Net increase in cash and cash equivalents from continuing operations	13,210,940	(8,983,917)
Net decrease in cash and cash equivalents from discontinued operations	-	(8,578)

Cash and cash equivalents, beginning balance from continuing operations	21,197,448	29,783,152
Cash and cash equivalents, beginning balance from discontinued operations	-	8,578

Cash and cash equivalents, ending balance from continuing operations	$34,408,388	$20,799,235
Cash and cash equivalents, ending balance from discontinued operations	-	-

Supplemental cash flow information
Cash paid for income taxes	$461,176	$945,796
Cash paid for interest expense	$49,109	$64,866

Non-Cash activities:
Loan from related party for the constraction of a facility	$487,016	$449,092

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

As of March 31, 2018, the Company’s corporate structure was as follows:

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are sufficient to ensure that the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. These unaudited condensed consolidated financial statements include all adjustments which in the opinion of management are necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal and recurring nature. The results of operations for the nine months ended March 31, 2018, may not be indicative of results that may be expected for the year ended June 30, 2018.

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

As of March 31, 2018 and June 30, 2017, the Company’s uninsured bank balances were mainly maintained at financial institutions located in the PRC and Hong Kong. The uninsured bank balances were $34,408,388 and $21,197,448 as of March 31, 2018 and June 30, 2017, respectively. The Company had no insured bank balances as of March 31, 2018 and June 30, 2017, respectively.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. On November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales agents, whereas the payment terms for sales agents before November 1, 2013 were thirty (30) days. As of March 31, 2018 and June 30, 2017, the balances of accounts receivable were $1,298,054 and $1,676,191, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. The Company has determined that an allowance of $54,575 and $50,496 was appropriate as of March 31, 2018 and June 30, 2017, respectively.

Advances to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials, or to service providers for services relating to construction plans for its plants, equipment and production lines for GMP upgrading, and records these payments as advances to suppliers. As of March 31, 2018 and June 30, 2017, advances to suppliers amounted to $494,440 and $400,136, respectively.

Inventory

Inventory consists of raw materials, work in progress, and finished goods or manufactured products.

Inventory is stated at the lower of cost or market and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other subsidiaries of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor costs and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory as well as inventory for which the value is in excess of net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. Inventory allowance was $104,985 and $156,620 for the nine months ended March 31, 2018 and 2017, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment,” and FASB ASC Topic 205, “Presentation of Financial Statements.” The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of March 31, 2018 and June 30, 2017, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets, for the nine months ended March 31, 2018 and 2017, respectively.

Construction in Progress

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. Costs classified as construction in progress include all costs of obtaining the asset and bringing it to the location in the condition necessary for its intended use. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service.

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there were no impairments recorded for construction in progress, for the nine months ended March 31, 2018 and 2017, respectively.

Revenue Recognition

The Company recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exists and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience, for the nine months ended March 31, 2018 and 2017, respectively.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. As of March 31, 2018 and June 30, 2017, VAT payables were $166,643 and $182,016, respectively.

Sales-Related Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual aggregate VAT paid by the Company as taxes for the purposes of maintaining and building cities and educational facilities, which fees are included as sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. As of March 31, 2018 and June 30, 2017, Sales-related taxes were $27,598 and $27,567, respectively.

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

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the nine months ended March 31, 2018 and 2017, the Company had no potential dilutive common stock equivalents outstanding.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU amends the hedge accounting recognition and presentation requirements in ASC 815 to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. The amendments in this ASU permit hedge accounting for hedging relationships involving nonfinancial risk and interest rate risk by removing certain limitations in cash flow and fair value hedging relationships. In addition, the ASU requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and early adoption is permitted. The adoption of ASU No. 2017-12 is not expected to have a material impact on the Company's consolidated financial statements.

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

While these financial products are not publicly traded, the Company estimated that their fair value approximates their amortized costs considering their short-term maturities and high credit quality. No OTTI loss was recognized for the periods ended March 31, 2018 and June 30, 2017.

NOTE 4 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable were $1,243,479 and $1,625,695, net of allowances for doubtful accounts amounting to $54,575 and $50,496, as of March 31, 2018 and June 30, 2017, respectively.

NOTE 5 - INVENTORY

Inventory of the Company consisted of following:

	March 31,	June 30,
	2018	2017
Raw Materials	$222,857	$156,248
Supplies and Packing Materials	99,791	135,637
Work-in-Progress	65,798	126,265
Finished Goods	150,852	36,318
Total	$539,298	$454,468

For the nine months ended March 31, 2018 and 2017, the Company has not made provision for inventory in regards to excessive, slow moving or obsolete items.

NOTE 6 - CONSTRUCTION IN PROGRESS

Construction in progress of the Company consisted of the following:

	March 31,	June 30,
	2018	2017
Plant - HLJ Huimeijia	$933,063	$788,793
Total	$933,063	$788,793

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for construction of the HLJ Huimeijia plant. The estimated total cost of construction was approximately $1.86 million (RMB 12,800,000), and construction was anticipated to be completed by December 2016. As of March 31, 2018, 50% of construction had been completed and $933,063 (RMB 5,852,734) has been recorded as costs of construction in progress

NOTE 7 - PROPERTY, PLANTS AND EQUIPMENT

Property, plants and equipment consisted of the following:

	March 31,	June 30,
	2018	2017
Building, Warehouses and Improvements	$4,619,676	$3,352,467
Machinery and Equipment	1,492,511	1,368,798
Office Equipment	69,818	63,477
Vehicles	237,173	212,972
Others	-	921,924
Less: Accumulated Depreciation	(2,642,701)	(2,225,334)
Total	$3,776,477	$3,694,304

Depreciation expenses were $227,706 and $358,972 for the nine months ended March 31, 2018 and 2017, respectively. Depreciation expenses charged to operations were $82,691 and $332,558 for the nine months ended March 31, 2018 and 2017, respectively. Depreciation expenses charged to cost of goods sold were $145,015 and $26,414 for the nine months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, a building owned by HLJ Huimeijia with a book value of $854,677 had been released from its mortgage because a working capital loan (RMB 10,000,000) had been paid back. As of June 30, 2017, the building owned by HLJ Huimeijia with a book value of $903,115 had been mortgaged in connection with a working capital loan in the principal amount of $1,504,687 (RMB 10,000,000).

NOTE 8 - INTANGIBLE ASSETS

The following is a summary of intangible assets of the Company:

	March 31, 2018	June 30, 2017
Land Use Rights – Humankind	$1,010,424	$934,902
Health Supplement Product Patents – Humankind	4,782,705	4,425,236
Pharmaceutical Patents - HLJ Huimeijia	416,760	385,611
Land Use Rights - HLJ Huimeijia	691,115	639,459
Less: Accumulated Amortization	(3,213,657)	(2,742,664)
Total	$3,687,347	$3,642,544

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

Amortization expenses were $239,049 and $124,093 for the nine months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, land use rights with a book value of $549,439 had been released from mortgage because a working capital loan (RMB 10,000,000) had been paid back. As of June 30, 2017, HLJ Huimeijia’s land use rights with a book value of $519,028 had been mortgaged in connection with a working capital loan in the principal amount of $1,504,687 (RMB 10,000,000).

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

As of March 31, 2018 and June 30, 2017, short-term loans were nil and $1,475,079, respectively.

Interest expenses were $49,112 and $64,867 for the nine months ended March 31, 2018 and 2017, respectively.

NOTE 10 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun, consisted of the following:

	March 31,	June 30,
	2018	2017
Mr. Xin Sun	$6,398,032	$3,697,188
Mr. Kai Sun	37,280	34,493
Total	$6,435,312	$3,731,681

These loans are unsecured and non-interest bearing and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun is a PRC citizen and a family member of Mr. Xin Sun, the CEO of the Company.

NOTE 11 - INCOME TAXES

(a) Corporate income taxes

United States

China Health US was organized in the United States. China Health US had no taxable income for US income tax purposes for the nine months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, China Health US had a net operating loss carry forward for United States income taxes. Net operating loss carry forwards are available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and the continued losses of its US entity. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the nine months ended March 31, 2018 and 2017. Management reviews this valuation allowance periodically and makes adjustments accordingly.

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

The provision for income taxes consisted of the following for the three and nine months ended March 31, 2018 and 2017:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Current provision:
USA	$-	$-	$-	$-
China	49,250	189,876	178,290	683,526
Total current provision	49,250	189,876	178,290	683,526
Deferred provision:
USA	-	-	-	-
China	-	-	-	-
Total deferred provision	-	-	-	-
Total	$49,250	$189,876	$178,290	$683,526

Significant components of deferred tax assets of the Company were as follows:

	March 31,	June 30,
	2018	2017
Deferred tax assets:
Net operating loss carry forward	$574,626	$356,201
Allowances for doubtful accounts	13,644	10,702
Valuation allowance	(585,823)	(364,979)
Total	$2,447	$1,924

(b) Uncertain tax positions

There were no unrecognized tax benefits as of March 31, 2018 and June 30, 2017, respectively. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the nine months ended March 31, 2018 and 2017, the Company did not incur any interest or penalties arising from its tax payments.

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

For the nine months ended March 31, 2018 and 2017, the Company does not have potential dilutive shares. The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net income/(loss) attributable to China Health Industries Holdings	10,711	(54,965)	(279,032)	1,238,767
Net income/(loss) per share:
Net income/(loss) from continuing operation per share
Basic & diluted	0.0002	(0.0008)	(0.0043)	0.0188
Weighted average shares outstanding:
Basic & diluted	65,539,737	65,539,737	65,539,737	65,722,584

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

The Company had no rental commitments as of March 31, 2018.

NOTE 14 - MAJOR SUPPLIERS AND CUSTOMERS

For the nine months ended March 31, 2018, the Company had two suppliers that in the aggregate accounted for 88% of the Company’s purchases for operations, with each supplier accounting for 78% and 10%, respectively.

For the nine months ended March 31, 2017, the Company had two suppliers that in the aggregate accounted for 88% of the Company’s purchases for the continuing operations.

For the nine months ended March 31, 2018, the Company had six customers that in the aggregate accounted for 68% of the Company’s total sales for operations, with each customer accounting for 17%, 14%, 12%, 9%, 9% and 7%, respectively.

For the nine months ended March 31, 2017, the Company had six customers that in the aggregate accounted for 69% of the Company’s total sales for the continuing operations, with each customer accounting for 15%, 13%, 12%, 11%, 10% and 8%, respectively.

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

The following tables present summary information by segment for the three and nine months ended March 31, 2018 and 2017, respectively:

	For the Three Months Ended March 31, 2018				For the Three Months Ended March 31, 2017
				Consolidated				Consolidated
				from				from
	HLJ			continuing	HLJ			continuing
	Huimeijia	Humankind	Others	operations	Huimeijia	Humankind	Others	operations
Revenues	$-	$1,538,470	$-	$1,538,470	$-	$1,338,886	$-	$1,338,886
Cost of revenues	-	979,456	-	979,456	-	866,806	-	866,806
Gross profit	-	559,014	-	559,014	-	472,080	-	472,080
Interest expense	709	-	1	710	22,129	-	1	22,130
Depreciation and amortization	(14,857)	141,936	-	127,079	(22,357)	86,674	-	64,317
Income tax	-	49,250	-	49,250	-	189,876	-	189,876
Net income (loss)	(123,953)	150,781	(16,117)	10,711	(209,632)	285,052	(130,385)	(54,965)
Total capital expenditures	-	-	-	-	-	39,968	-	39,968
Total assets	$3,709,643	$41,951,024	$(464,555)	$45,196,112	$3,158,361	$37,483,078	$1,222	$40,642,661

	For the Nine Months Ended March 31, 2018				For the Nine Months Ended March 31, 2017
				Consolidated				Consolidated
				from				from
	HLJ			continuing	HLJ			continuing
	Huimeijia	Humankind	Others	operations	Huimeijia	Humankind	Others	operations
Revenues	$-	$4,863,477	$-	$4,863,477	$162	$4,410,388	$-	$4,410,550
Cost of revenues	-	3,112,166	-	3,112,166	67	2,801,061	-	2,801,128
Gross profit	-	1,751,311	-	1,751,311	95	1,609,327	-	1,609,422
Interest expense	49,109	-	3	49,112	64,866	-	1	64,867
Depreciation and amortization	18,285	317,398	-	335,683	41,808	414,843	-	456,651
Income tax	-	178,290	-	178,290	-	683,526	-	683,526
Net income (loss)	(649,571)	536,709	(166,170)	(279,032)	(526,821)	1,766,002	(414)	1,238,767
Total capital expenditures	-	-	-	-	-	39,968	-	39,968
Total assets	$3,709,643	$41,951,024	$(464,555)	$45,196,112	$3,158,361	$37,483,078	$1,222	$40,642,661

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

HLJ Huimeijia's previous GMP certificate expired at the end of December 2015, and HLJ Huimeijia was required to cease all production activities, hough HLJ Huimeijia was permitted to sell inventory produced prior to obtaining the new GMP certificate. Management anticipated that there would be no or very little revenue generated by HLJ Huimeijia after the expiration of the previous GMP certificate. On April 25, 2018, HLJ Huimeijia obtained the new GMP certificate and, pursuant to PRC law, was able to resume normal production activities at that time.

On December 24, 2014, Humankind entered into a stock transfer agreement (the “Original Agreement”) with Xiuzheng Pharmaceutical Group Co., Ltd., a company incorporated under the laws of the PRC and located in Jilin province (“Xiuzheng Pharmacy” or the “Buyer”), Mr. Xin Sun, the CEO of the Company, and Huimeijia, a subsidiary 99% owned by Humankind and 1% owned by Mr. Xin Sun. Pursuant to the Original Agreement, Humankind and Mr. Xin Sun (the “Equity Holders”), would sell their respective equity interests in Huimeijia to Xiuzheng Pharmacy. On February 9, 2015, the four parties entered into a supplementary agreement (the “Supplementary Agreement”) to modify the terms of the Original Agreement, pursuant to which, the Equity Holders and Huimeijia (collectively the “Asset Transferors”) would only sell 19 drug approval numbers (the “Assets”) to Xiuzheng Pharmacy. The Equity Holders would have retained their equity interests in Huimeijia, but would have pledged such equity interests to Xiuzheng Pharmacy until the Assets were transferred. On October 12, 2016, the four parties agreed to rescind the Supplementary Agreement and entered into a new supplementary agreement, pursuant to which the parties agreed to execute the transfer of the equity interests based on the Original Agreement, and the Equity Holders sold their respective equity interests in Huimeijia to Xiuzheng Pharmacy for total cash consideration of RMB 8,000,000 (approximately $1,306,186, the “Purchase Price”). As of October 12, 2016, Huimeijia had completed changes in its business registration, and Xiuzheng Pharmacy had obtained a new business license issued by the local State Administration of Industry and Commerce in Harbin (“Harbin SAIC”) to Huimeijia, in which Huimeijia’s ownership was recorded as held by Xiuzheng Pharmacy with Harbin SAIC, and the legal representative (a person that is authorized to take most corporate actions on behalf of a company under PRC corporate laws) of Huimeijia had been appointed by the Buyer.

Our business is conducted through our sales agents and sales personnel. We sell our products directly to end customers through our own sales personnel as well as our sales agents, operating primarily in Anhui, Zhejiang, Shanghai, Beijing, Jiangsu, and Gansu, where most of our revenues are generated. Sales by agents in Anhui, Zhejiang, Shanghai, Beijing, Jiangsu, and Gansu provinces accounted for 17%, 14%, 12%, 9%, 9% and 7% of our total sales, respectively, for the nine months ended March 31, 2018. Although we do not currently sell our products online, we expect to do so in the future.

Results of Operations

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

The following table summarizes the top lines of the results of our operations for the three months ended March 31, 2018 and 2017, respectively:

	March 31,	March 31,
	2018	2017	Variance	%
Revenues	$1,538,470	$1,338,886	$199,584	14.91%
Humankind	1,538,470	$1,338,886	$199,584	14.91%
HLJ Huimeijia	-	-	-	-
Cost of Goods Sold	$979,456	$866,806	$112,650	13.00%
Humankind	979,456	$866,806	$112,650	13.00%
HLJ Huimeijia	-	-	-	-
Gross Profit	$559,014	$472,080	$86,934	18.42%
Humankind	559,014	472,080	86,934	18.42%
HLJ Huimeijia	-	-	-	-

Revenue

Total revenues increased by $199,584 or 14.91% for the three months ended March 31, 2018, as compared to the same period in 2017. The increase in revenues was primarily due to an increase of $199,584 or 14.91% in Humankind’s revenues for the three months ended March 31, 2018, as compared to the same period in 2017. The increase in Humankind’s sales revenues was primarily due to the increase in the sales volume of Propolis and Black Ant Capsules, which was caused by an increase in demand.

Our total cost of sales increased by $112,650 or 13.00% for the three months ended March 31, 2018 as compared to the same period in 2017. The increase in the overall cost of sales was attributed to the increase of $112,650 or 13.00% in Humankind’s cost of sales for the three months ended March 31, 2018 as compared to the same period in 2017. This increase aligned with the increase in sales volume of products sold by Humankind.

Our gross margin increased by $86,934 from $472,080 for the three months ended March 31, 2017 to $559,014 for the three months ended March 31, 2018. This change was consistent with the increase in sales volume of products sold by Humankind as discussed above.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the three months ended March 31, 2018 and 2017, respectively:

	March 31, 2018			March 31, 2017
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Waterlilies Soft Capsules (Sailuozhi)	4,932	$314,764	20.46%	4,433	$261,406	19.52%
Propolis and Black Ant Capsules	42,593	1,223,706	79.54%	40,669	1,077,480	80.48%
HLJ Huimeijia
Musk Bone Strengthener Paste	-	-	-	-	-	-
Musk Pain Relieving Paste	-	-	-	-	-	-
Injury and Rheumatism relieving Paste	-	-	-	-	--	-
Refining GouPi Cream	-	-	-	-	-	-
Enema Glycerini	-	-	-	-	-	-
UmguentumAcidiBoriciCamphoratum	-	-	-	-	-	-
Indometacin and Furazolidone Suppositories	-	-	-	-	-	-
Ge Hong Beriberi Water	-	-	-	-	-	-
Total		$1,538,470	100.00%		$1,338,886	100.00%

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2018 and 2017, respectively:

	March 31,	March 31,
	2018	2017	Variance	%
Operating Expenses
Selling, general and administrative	$718,290	$486,427	$231,863	47.67%
Depreciation and amortization	127,079	64,317	62,762	97.58%
Total Operating Expenses	$845,369	$550,744	$294,625	53.50%

Total operating expenses for the three months ended March 31, 2018 were $294,625 or 53.50% higher than in the corresponding period in 2017. The increase in operating expenses was primarily attributable to an increase of $231,863 or 47.67% in selling, general and administrative expenses. The increase in selling, general and administrative expenses for the three months ended March 31, 2018 as compared to the same period in 2017, was mainly due to HLJ Huimeijia’s payment of land use tax and building tax for the previous years.

Interest Income and Interest Expense

Interest income was $28,824 for the three months ended March 31, 2018, as compared to $17,626 for the three months ended March 31, 2017. This increase of $11,198 or 64%, was mainly due to the increased average balance of bank deposits compared with the same period of 2017.

Interest expense was $710 for the three months ended March 31, 2018, a decrease of $21,420 or 97%, as compared to $22,130 for the three months ended March 31, 2017. The decrease in interest expense was mainly due to the payoff of the short-term loan on December 14, 2017.

Investment Income

During the three months ended March 31, 2018, investment income from the Company’s operations was nil, as compared to $217,867 or 100% for the same period in 2017. On July 5, 2016, our Company entered into a one-year financial management agreement in the principal amount of $8,716,876 (RMB 60,000,000) at the expected annual rate of return of 10%. The financial institution that handled the Company’s short term investment is a related party of the Company, and the contract was terminated as of September 30, 2017.

Income Taxes

Income taxes significantly decreased by $140,626 or 74%, from $189,876 for the three months ended March 31, 2017 to $49,250 for the three months ended March 31, 2018. The decrease in income taxes was due to two reasons: first, the termination of the Company’s short term investment with a related party in the principal amount of $8,716,876 (RMB 60,000,000), which decreased its investment income from $217,867 for the three months ended March 31, 2017 to nil for the same period of 2018; and second, the increase in operating expenses.

Net Income (Loss) and Net Income (Loss) Per Share

Net income was $10,711 for the three months ended March 31, 2018, as compared to net loss of $54,965 for the three months ended March 31, 2017. This increase of $65,676 or 119% in net income was primarily attributable to an increase of other income of $311,070.

Net income per share was $0.0002 for the three months ended March 31, 2018, and net loss per share was $0.0008 for the three months ended March 31, 2017, respectively. This income was primarily a result of the above-described increase in net income.

Nine months ended March 31, 2018 compared to the nine months ended March 31, 2017

The following table summarizes the top lines of the results of our operations for the nine months ended March 31, 2018 and 2017, respectively:

	March 31,	March 31,
	2018	2017	Variance	%
Revenues	$4,863,477	$4,410,550	$452,927	10.27%
Humankind	4,863,477	$4,410,550	$452,927	10.27%
HLJ Huimeijia	-	-	-	-
Cost of Goods Sold	$3,112,166	$2,801,128	$311,038	11.10%
Humankind	3,112,166	$2,801,128	$311,038	11.10%
HLJ Huimeijia	-	-	-	-
Gross Profit	$1,751,311	$1,609,422	$141,889	8.82%
Humankind	1,751,311	1,609,422	141,889	8.82%
HLJ Huimeijia	-	-	-	-

Revenue

Total revenues increased by $452,927 or 10.27% for the nine months ended March 31, 2018, as compared to the same period in 2017. The increase in revenues was primarily due to an increase of $452,927 or 10.27% in Humankind’s revenues. The increase in Humankind’s sales revenues was primarily due to the increase in the sales volume of Propolis and Black Ant Capsules, which was caused by an increase in demand.

Our total cost of sales increased by $311,038 or 11.10% for the nine months ended March 31, 2018, as compared to the same period in 2017. The increase in the overall cost of sales was attributed to the increase of $311,038 or 11.10% in Humankind’s cost of sales for the nine months ended March 31, 2018 as compared to the same period in 2017. This increase aligned with the increase in sales volume of products sold by Humankind.

Our gross margin increased by $141,889 from $1,609,422 for the nine months ended March 31, 2017 to $1,751,311 for the nine months ended March 31, 2018. This change was consistent with the increase in sales volume of products sold by Humankind as discussed above.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the nine months ended March 31, 2018 and 2017, respectively:

	March 31, 2018			March 31, 2017
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Waterlilies Soft Capsules (Sailuozhi)	16,587	$1,022,022	21.01%	15,057	$909,143	21.61%
Propolis and Black Ant Capsules	138,375	3,841,455	78.99%	128,933	3,501,245	79.39%
HLJ Huimeijia
Musk Bone Strengthener Paste	-	-	-	59	24	-
Musk Pain Relieving Paste	-	-	-	21	8	-
Injury and Rheumatism relieving Paste	-	-	-	118	92	-
Refining GouPi Cream	-	-	-	15	6	-
Enema Glycerini	-	-	-	-	-	-
UmguentumAcidiBoriciCamphoratum	-	-	-	10	3	-
Indometacin and Furazolidone Suppositories	-	-	-	-	-	-
Ge Hong Beriberi Water	-	-	-	92	29	-
Total		$4,863,477	100.00%		$4,410,550	100.00%

Operating Expenses

The following table summarizes our operating expenses for the nine months ended March 31, 2018 and 2017, respectively:

	March 31,	March 31,
	2018	2017	Variance	%
Operating Expenses
Selling, general and administrative	$1,901,748	$1,243,782	$657,966	52.90%
Depreciation and amortization	335,683	456,651	(120,968)	(26.49%	)
Total Operating Expenses	$2,237,431	$1,700,433	$536,998	31.58%

Total operating expenses for the nine months ended March 31, 2018 were $536,998 or 31.58% higher than in the corresponding period in 2017. The increase in operating expenses was primarily attributable to increase of $657,966 or 52.90% in selling, general and administrative expenses. The increase in selling, general and administrative expenses was mainly due to three reasons for the nine months ended March 31, 2018 as compared to the same period in 2017: first, the write-off of drugs that had expired due to HLJ Huimeijia not resuming production and sales; second, the increase in the professional fee; and third, HLJ Huimeijia’s payment of land use tax and building tax for the previous years.

Interest Income and Interest Expense

Interest income was $81,027 for the nine months ended March 31, 2018, as compared to $55,114 for the nine months ended March 31, 2017. This increase of $25,913 or 47.02%, was mainly due to the increased average balance of bank deposits compared with the same period of 2017.

Interest expense was $49,112 for the nine months ended March 31, 2018, a decrease of $15,755 or 24.29%, as compared to $64,867 for the nine months ended March 31, 2017. The decrease of interest expense was mainly due to the payoff of the short-term loan on December 14, 2017.

Investment Income

During the nine months ended March 31, 2018, investment income from the Company’s operations was nil, as compared to $662,595 or 100% for the same period in 2016. On July 5, 2016, our Company entered into a one-year financial management agreement in the principal amount of $8,716,876 (RMB 60,000,000) at the expected annual rate of return of 10%. The financial institution that handled the Company’s short term investment is a related party of the Company, and the contract was terminated as of September 30, 2017.

Income Taxes

Income taxes significantly decreased by $505,236 or 74%, from $683,526 for the nine months ended March 31, 2017 to $178,290 for the nine months ended March 31, 2018. The decrease in income taxes was due to two reasons: first, the termination of the Company’s short term investment with a related party in the principal amount of $8,716,876 (RMB 60,000,000), which decreased its investment income from $662,595 for the nine months ended March 31, 2017 to nil for the same period of 2018; and second, a gain realized upon disposal of subsidiaries in the amount of $1,150,663, which existed for the nine months ended March 31, 2017 compared with nil for the same period of 2018.

Net Income (Loss) and Net Income (Loss) Per Share

Net loss was $279,032 for the nine months ended March 31, 2018, as compared to net income of $1,238,767 for the nine months ended March 31, 2017. This decrease of $1,517,799 or 123% in net income was primarily attributable to a decrease in other income of $1,813,258.

Net loss per share was $0.0043 for the nine months ended March 31, 2018 and net income per share was $0.0188 for the nine months ended March 31, 2017, respectively. This decrease was primarily a result of the above-described decrease in net income.

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

The following table summarizes our cash and cash equivalents positions, our working capital, and our cash flow activities as of March 31, 2018 and June 30, 2017 and for the nine months ended March 31, 2018 and 2017:

	March 31,	June 30,
	2018	2017
Cash and cash equivalents	$34,408,388	$21,197,448
Working capital	$28,821,936	$26,531,122
Inventories	$539,298	$454,468
	2018	2017
For the nine months ended March 31:
Cash provided by (used in):
Operating activities	$2,499,674	$(758,744)
Investing activities	$9,945,790	$(7,212,345)
Financing activities	$(1,442,728)	$33,211

For the nine months ended March 31, 2018, our net increase in cash and cash equivalents totaled $13,210,940, which total was comprised of net cash provided by operating activities in the amount of $2,499,674, net cash provided by investing activities in the amount of $9,945,790 and the effect of prevailing exchange rates on our cash position of $2,208,204, offset by net cash used in financing activities in the amount of $1,442,728.

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

Our working capital as of March 31, 2018 was $28,821,936, compared to working capital of $26,531,122 as of June 30, 2017. This increase of $2,290,814 or 8.63% was primarily attributable to the increase of cash and cash equivalents in the amount of $13,210,940, decrease in short term investment in the amount of $8,850,471, decrease in interest receivable in the amount of $885,047, the increase of amounts due to related parties in the amount of $2,703,631, and the decrease in short term loans in the amount of $1,475,079.

Net cash provided by operating activities was $2,499,674 for the nine months ended March 31, 2018, primarily attributable to a decrease in accounts receivable in the amount of $490,025, an increase of amounts due to related parties in the amount of $2,253,404 and the decrease in taxes payable in the amount of $412,668. Net cash provided by investing activities was $9,945,790 for the nine months ended March 31, 2018, primarily due to the withdrawal of a short term investment of $9,166,881 and the proceeds from short term investment in the amount of $916,688. Net cash used in financing activities was $1,442,728 for the nine months ended March 31, 2018, attributable to payment of short term loans in the amount of $1,527,813. The positive effect of exchange rate changes on cash and cash equivalents in the amount of $2,208,204 for the nine months ended March 31, 2018 was mainly a result of the effect of the valuation of the RMB against the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 6.7793 to 1 and 6.2762 to 1 as of June 30, 2017 and March 31, 2018, respectively, and the average exchange rate from USD to RMB was 6.5453 for the nine months ended March 31, 2017.

Net cash used in operating activities was $758,744 for the nine months ended March 31, 2017, primarily attributable to an increase in interest receivable in the amount of $653,766, an increase in advances to suppliers in the amount of $329,764 and a decrease in other payables in the amount of $464,513. Net cash used in investing activities was $7,212,345 for the nine months ended March 31, 2017, primarily due to expenditures on short-term investments of $8,054,281. Net cash provided by financing activities from continuing operations was $33,211 for the nine months ended March 31, 2017, attributable to proceeds from related party debts in the amount of $85,085 and partially offset by payment of short-term loans in the amount of $51,874. The negative effect of exchange rate changes on cash and cash equivalents in the amount of $1,046,039 for the nine months ended March 31, 2017 was mainly a result of the effect of the devaluation of the RMB against the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 6.8832 to 1 and 6.6459 to 1 as of March 31, 2017 and June 30, 2016, respectively, and the average exchange rate from USD to RMB was 6.7915 for the nine months ended March 31, 2017. Other than as described in this report, we have no present agreements or commitments with respect to any material acquisitions of businesses, products, product rights or technologies or any other material capital expenditures. However, we will continue to evaluate acquisitions of, and/or investments in, products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments. We may not be able to obtain such financing on commercially reasonable terms, if at all. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Related Party Debts

We had related party debts in the amount of $6,435,312 as of March 31, 2018, as compared to $3,731,681 as of June 30, 2017, an increase of $2,703,631 or 72%. Our related party debts mainly consist of a loan from Mr. Xin Sun, the CEO of the Company. The loan is unsecured and non-interest bearing and has no fixed terms of repayment. There was no written agreement for the loan. See Note 10.

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

There have been no material changes during the nine months ended March 31, 2018 in the Company’s significant accounting policies to those previously disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2017.

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

At the conclusion of the period ended March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive and principal financial officer concluded that, based on the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Changes in Internal Controls over Financial Reporting

No changes in our internal controls over financial reporting have come to management’s attention during the quarter ended March 31, 2018, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Date: May 10, 2018

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