Form 10-K
period 2018-06-30
China Health Industries Holdings, Inc.
filed 2018-09-28
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-51060

CHINA HEALTH INDUSTRIES HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0827216
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

168 Binbei Street, Songbei District, Harbin City
Heilongjiang Province
People’s Republic of China	150028
(Address of principal executive offices)	(Zip Code)

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of December 29, 2017 was approximately $11,258,137 (45,032,549 shares of common stock held by non-affiliates) based upon the closing price of the common stock on such date.

As of September 12, 2018, there were 65,539,737 shares of common stock, par value $0.0001 issued and outstanding.

i

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

On December 24, 2014, Humankind entered into a stock transfer agreement (the “Original Agreement”) with (i) Xiuzheng Pharmaceutical Group Co., Ltd. a company incorporated under the laws of the PRC and located in Jilin province (“Xiuzheng Pharmacy” or the “Buyer”), (ii) Mr. Xin Sun, the CEO of the Company, and (iii) Huimeijia, a subsidiary of Humankind that is 99% owned by Humankind and 1% owned by Mr. Xin Sun. Pursuant to the Original Agreement, Humankind and Mr. Xin Sun (collectively, the “Equity Holders”), would sell their respective equity interests in Huimeijia to Xiuzheng Pharmacy. On February 9, 2015, the four parties entered into a supplementary agreement (the “Supplementary Agreement”) to modify the terms of the Original Agreement, pursuant to which the Equity Holders and Huimeijia (collectively, the “Asset Transferors”) would only sell 19 drug approval numbers (the “Assets”) to Xiuzheng Pharmacy. The Equity Holders would have retained their equity interests in Huimeijia, but would have pledged such equity interests to Xiuzheng Pharmacy until the Assets were transferred. On October 12, 2016, the four parties agreed to rescind the Supplementary Agreement and entered into a new supplementary agreement pursuant to which the parties agreed to execute the transfer of the equity interests based on the Original Agreement, and the Equity Holders sold their respective equity interests in Huimeijia to Xiuzheng Pharmacy for total cash consideration of RMB 8,000,000 (approximately $1,306,186 USD, the “Purchase Price”) to the Equity Holders. As of October 12, 2016, Huimeijia had completed changes in its business registration, and Xiuzheng Pharmacy had obtained a new business license issued by the local State Administration of Industry and Commerce in Harbin (“Harbin SAIC”) for Huimeijia, in which Huimeijia’s ownership was recorded as held by Xiuzheng Pharmacy, and the legal representative (a person that is authorized to take most corporate actions on behalf of a company under PRC corporate laws) of Huimeijia had been appointed by the Buyer.

China Health US, China Health HK, Humankind and HLJ Huimeijia are collectively referred herein to as the “Company.”

As of June 30, 2018, the Company’s corporate structure was as follows:

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

On October 12, 2016, the four parties agreed to rescind the Supplementary Agreement and entered into a new supplementary agreement, pursuant to which the parties agreed to execute the transfer of the equity interests based on the Original Agreement and the Equity Holders sold their respective equity interests in Huimeijia to Xiuzheng Pharmacy for total cash consideration of RMB-8,000,000 (approximately $1,306,186, the “Purchase Price”) to the Equity Holders. Huimeijia has completed changes in its business registration, and Xiuzheng Pharmacy has obtained a new business license issued by the local State Administration of Industry and Commerce in Harbin (“Harbin SAIC”) for Huimeijia, in which Huimeijia’s ownership is recorded as held by Xiuzheng Pharmacy with Harbin SAIC, and the legal representative (a person that is authorized to take most of corporate actions on behalf of a company under PRC corporate laws) of Huimeijia has been appointed by Xiuzheng Pharmacy. The gain on the disposal of Huimeijia was $1,157,590.

HLJ Huimeijia was founded on October 30, 2003, and its latest GMP certificate is effective until April 24, 2023. HLJ Huimeijia engages in the manufacture and distribution of tincture, ointments, rubber paste (including hormones), topical solution, suppositories, liniment (including traditional Chinese medicine extractions), enemas and oral liquids. Its predecessor is Heilongjiang Xue Du Pharmaceutical Co., Ltd., which had established brand recognition in the market through its supply of high-quality drug products. HLJ Huimeijia is a “high and new technology” enterprise that provides the most comprehensive types of topical medical products in Heilongjiang Province, a northeastern province of China.

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

We are licensed to sell our products, including our medical drugs, only in the PRC.

(i)	Hemp Derivative Products

We have newly developed the following products that are derived from hemp. We began to sell our new products since May 2018. Hemp Oil, Hemp Protein Powder, Hemp Polypeptide and Collagen Peptide are sold through Humankind. Other cosmetics are sold through HLJ Huimeijia.

Serial No.	Name
1	Hemp Oil
2	Hemp Protein Powder
3	Hemp Polypeptide
4	Collagen Peptide
5	Natural Hemp Essence Repair Lotion
6	Natural Hemp Revitalizing Essence
7	Natural Hemp Anit-aging Brightening Eye Cream
8	Natural Hemp Frozen Age Nourishing Cream

(ii)	Health Supplement

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

Pursuant to a technology transfer agreement dated October 12, 2007 (the “2007 Technology Transfer Agreement”), we purchased a health product known as “Kindlink” brand propolis and black ant capsule made from propolis, black ant, acanthopanax and astragalus root from Beijing Jindelikang Bio-Technology Co., Ltd (“Jindelikang”). The change of the ownership has been approved by the CFDA. This product is intended to boost one’s immunity. The certification number issued by the CFDA on August 20, 2004, for the license to manufacture the product is GuoShiJianZi G20040906. We have no continuing obligations under the 2007 Technology Transfer Agreement.

Pursuant to a technology transfer agreement dated January 18, 2013 (the “2013 Technology Transfer Agreement”), we purchased 12 health products from Guangzhou Aoda Biology Beauty Healthy Technology Co., Ltd, a non-affiliated party. These twelve products are the following:

-	Dr. Xiao Brand Honeysuckle Pearl Capsule (Guo Shi Jian Zi G20100656), which is effective in acne removal,

-	Dr. Xiao Brand Multivitamin Tablet (Guo Shi Jian Zi G20080176), which is a multivitamin and mineral supplement,

-	Dr. Xiao Brand Zhengdian Capsule (Guo Shi Jian Zi 20070261), which is effective in relieving eyestrain,

-	Dr. Xiao Brand Shengui Capsule (Guo Shi Jian Zi G20080297), which is effective in increasing bone density,

-	Dr. Xiao Brand Multivitamin Tablet (Woman) (Guo Shi Jian Zi G20070338), which is an iron and multivitamin supplement,

-	Dr. Xiao Brand Shikong Soft Capsule (Guo Shi Jian Zi 20080096), which is effective in improving memory,

-	Dr. Xiao Brand Huangjingdanggui Tablet (Guo Shi Jian Zi G20080201), which is effective in improving nutritional anemia and chloasma,

-	Dr. Xiao Brand Xingxing Soft Capsule (Guo Shi Jian Zi G20080080), which is effective in improving memory,

-	Dr. Xiao Brand Vitamin A Fish Oil Soft Capsule (Guo Shi Jian Zi G20080406), which is effective in relieving eyestrain,

-	Dr. Xiao Brand Colon Cleanser Granules (Guo Shi Jian Zi G20060061), which is effective in relaxing bowels and promoting the discharge of lead,

-	Dr. Xiao Brand Jianli Soft Capsule (Guo Shi Jian Zi G20050710), which is effective in increasing immunity and relieving physical fatigue, and

-	LB Brand Xinpin Capsule (Guo Shi Jian Zi G20050770), which is effective in dispelling chloasma.

The major suppliers of raw materials for our products who exceeded 10% of our total purchases in the fiscal years 2018 and 2017 are the following:

		Purchases
		(in U.S.	% of
	Name of Supplier	Dollars)	Purchases

FY2018	Shukui Wang	2,312,103	65.87%
FY2017	Shukui Wang	2,622,567	78.08%
	Shantou Yuehui Packing Material Co., Ltd	349,112	10.37%

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

(iii)	Medical Drugs

HLJ Huimeijia has 21 products with approval numbers issued by the CFDA as following:

	English Name	Efficacy
1	Enema Glycerini	Lubricating laxative. Used for constipation.

2	Umguentum Acidi Borici Camphoratum	Dermerethistica. Used for chilblain.

3	Ge Hong Beriberi Water	Dehumidification insecticide. Used for tinea pedis and tinea manuum caused by damp toxin brewing and binding, and other skin diseases caused by enzyme.

4	Pelvic Inflammation Suppository	Heat-clearing and detoxifying; activating blood to promote menstruation disperse swelling and relieve pain. Used for toxin and blood stasis stagnation in the uterus, distending pain in the lower abdomen, irregular menses, algomenorrhea and leukorrhagia, as well as pelvic inflammation and annexitis with the aforementioned symptoms.

5	Injury and Paralysis Tincture	Warm channel and expelling cold, promoting blood circulation to arrest pain. Used to relieve pain caused by traumatic injury and sprain.

6	Indometacin and Furazolidone Suppositories	Anti - inflammatory painkiller. Used to treat acute hemorrhoid, including internal hemorrhoids, external hemorrhoids, mixed hemorrhoids, anal fissure or archosyrinx and relieve pain; Used to ease pain after the operation of anal fissure, archosyrinx or hemorrhoids.

7	Injury and Rheumatism Relieving Paste	Dispelling rheumatism and relieving pain. Used for headache, rheumatalgia, neuralgia, sprain and muscular soreness.

8	Refining GouPi Cream	Relaxing tendon, invigorating the circulation of blood, dissipating cold and relieving pain. Used for arthralgia and myalgia, acute contusion, sprain, rheumatalgia, arthralgia, hypochondriac pain, muscular soreness, etc.

9	Muskiness Pain Relieving Paste	Expelling wind and removing dampness, relaxing the tendons and unblocking collateral. Used for rheumatic arthralgia, low back cold pain, traumatic injury, etc.

	English Name	Efficacy
10	Muskiness Bone Strengthener Paste	Analgesia and anti-inflammatory. Used for rheumatalgia, arthralgia, backache, neuralgia, muscular soreness, sprain and contusion.

11	Matrine Suppositories	Antibacterial and antiphlogistic drugs. Used for trichomonas and candida vaginitis, chronic cervicitis, pelvic inflammation, etc.

12	Ethacriding Lactate Solution	Disinfectant and preservative drug. Used for disinfection of traumatic and disinfected wounds.

13	Triamcinolone Acetonide and Neomycin Paste	Used for neurodermatitis circumscripta and chronic eczema. Also used for small-scale psoriasis.

14	Double – Coptis Suppository	Course wind and resolving the exterior, heat-clearing and detoxifying. Used for influenza caused by affection of exogenous wind-heat, with symptoms of fever, cough and sore throat. Also used for upper respiratory tract infections and pneumonia, with symptoms of fever, cough and sore throat.

15	Methylrosanilinium Chloride Solution	Disinfectant and preservative drug.

16	Iodine Tincture	Disinfectant and preservative drug.

17	Mercurochrome Solution	Disinfectant and preservative drug.

18	Hydrogen Peroxide Solution	Disinfectant and preservative drug.

19	Halcinonide Cream	Grucocorticoid. External use drug only to be used on the skin. Used for dermatoneuritis and psoriasis.

20	Compound Fluocinonide Tincture	Grucocorticoid. Used for dermatoneuritis and psoriasis.

21	Policresulen Vaginal Suppository	Anti-microbial and hemostasis drug.

Distribution

We signed a non-exclusive cooperation agreement with the Commercial Bureau of Qing’an County, Heilongjiang on September 17, 2008. Under the agreement, various affiliated companies of the Commercial Bureau provides organic food and green food products to us for distribution and sale throughout the PRC.

We order products from the Commercial Bureau and such products are delivered within 20 days of placing the order. The prices for these products fluctuate within a 3% range from their wholesale price, but we are not restricted in any way in dictating the retail prices for such products. We typically have an average profit margin of approximately 20%.

Most of our products are sold to sales agents. In the fiscal year of 2017, due to the update of GMP certificate which prevents HLJ Huimeijia from selling products during this period, our sales network covered 5 provinces and 2 Municipalities in China and our products were mainly sold in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing, Gansu, and Heilongjiang provinces or cities. In the fiscal year of 2018, due to the update of GMP certificate which prevents HLJ Huimeijia from selling products during this period, our sales network covered 5 provinces and 2 Municipalities in China and our products were mainly sold in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing, Gansu, and Heilongjiang provinces or cities.

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

Our Customers

We sell most of our products to sales agents, who are our customers. The sales agents sell the products to the end users.

Our customers who contributed more than 10% of our consolidated revenues during the past two fiscal years are as follows:

		Sales
		(in U.S.	Percent of
Name	Products Sold	Dollars)	Sales
FY2018
Libin Wang	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide,	1,170,161	17.85%
Yufeng Shen	Collagen Peptide, Waterlilies Soft Capsule,	936,260	14.28%
Xindong Yang	Propolis and Black Ant Capsule	842,618	12.85%

FY2017
Libin Wang	Waterlilies Soft Capsule, Propolis and Black Ant Capsule	991,391	15.56%
Yufeng Shen		860,766	13.51%
Jinhong Xiao		774,175	12.15%
Suqin Zhang		645,838	10.14%
Hao Liu		643,504	10.10%

Manufacture

We manufacture our health food products on a plot of land located in Jin Xing Industrial Park, Songbei District, Harbin. On June 7, 2004, the Company entered into a Land Use Purchase Contract with the local government, pursuant to which the Company agreed to purchase the right to use a piece of land, approximately 8 acres (32,000 square meters), located in Harbin City, Heilongjiang Province for commercial purposes for a fifty-year period from June 7, 2004 through June 6, 2054, for $637,261 (RMB5,248,000). The Company fully paid to the government the consideration for the land use right on June 13, 2004. The Department of Housing and Urban Development of Harbin City approved this transaction. The Company is in the process of applying for the title certificate from the local government. The manufacturing facility on the land is 4,000 square meters and there are five production lines which are sufficient for our purposes. We package our products in bottles, plastic containers and aluminum foil bags there.

Since we acquired HLJ Huimeijia on November 22, 2013, we also manufacture our medicines and drugs using HLJ Huimeijia’s land, approximately 43,350 square meters, located in Hai-lin Economic Development Zone, Mudanjiang City. The manufacturing facilities occupy approximately 5,710 square meters. We plan to build new manufacturing facilities on the land. The expected construction cost is approximately $7,520,000 (RMB 50,000,000).

Our Development Strategy

We will continue to focus on combining our products with traditional Chinese medicine, the creation of new products such as our hemp-based products, and developing our B2C e-business and chain-stores. We plan to implement health management projects in our future chain-stores throughout China and establish a database of our clients’ health data obtained from our B2C e-business and call center.

We plan to establish a one-stop shop for our customer’s health needs. From conducting a genetic profile of our customer to determine his/her susceptibility to certain types of diseases and then customizing health supplements and organic/green food to meet his/her needs, we plan to cater to our customer’s needs at all levels. With the distribution network we hope to establish through our chain stores and B2C e-businesses, we plan to eventually branch out into the sale and distribution of beauty products and medical appliances.

We plan to open chain stores of up to 100 stores within the next 24 months; expand our oversea sales to North America, South Asia and European Union; acquire pharmaceuticals to enhance marketing network and production capacity and increase investment in research and development of CBD drugs and hemp-based products.

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

The Healthcare Product Market in the PRC

With thousands of years of history in health culture and traditional Chinese medicine, the PRC currently utilizes advanced techniques and production capacity to initiate new health care trends, from drugs and medicines to traditional health food and nutritional supplements, and from medical devices to health management and advice. These trends demonstrate huge potential in the PRC’s health products market.

According to a report issued by BCG, the global management consulting firm based in Boston, titled “From Insight to Action: Capturing a Share of China’s Consumer Health Market”, Chinese consumers are increasingly health conscious and China’s growing health and wellness market is expected to reach nearly $70 billion by 2020.

With the rise of the concept of “Great Health”, the per capita expenditure of health products and the consumer group have been significantly improved. Roland Berger, a global strategy consulting firm headquartered in Munich, Germany, recently released a report entitled Successful Strategies for China’s Health Products Industry in the Thirteenth Five-Year Plan Period. This report analyze the opportunities and challenges of China’s health products market, and puts forward relevant enterprise development strategies. Driven by consumption upgrades and favorable policies, the report predicts that the market scale of health products in China will grow from about RMB120 billion in 2015 to about RMB180 billion in 2020, and will surpass the United States as the world’s largest in the foreseeable future.

Driven by the change of consumer treatment to prevention, the promotion of health awareness, the refinement of health needs and the pursuit of high-quality health products, the market scale of health products in China broke through RMB100 billion in 2014 and nearly RMB150 billion in 2017. China Commercial Industry Research Institute predicts that the market scale of health products in China will reach RMB181.6 billion in 2020.

Comparing the consumption habits of Chinese and American health products, we can see that there is still much room for development in China’s market. The penetration rate of health products in the United States is 50%, while that in China is only 20%, and in terms of per capita consumption, China is only one-eighth of that in the United States.

Hemp and its Market and Industry in the PRC

Hemp was originated from the middle and lower reaches of Yellow River with over eight-thousand years’ planting history. The hemp textile technology in our country has matured as early as two thousand years in the Western Han Dynasty. “Plain Color Zen Clothing”, coming up from Han Tombs at Mawangdui and other hemp textile products have become the milestone in the developing history of hemp textile technology.

Hemp, also known as Huoma, Xianma, Kuima, Hanma, Dama. Species that containing less than 0.3% of tetrahydrocannabinol (THC) is considered as Hemp, and more than 0.3% is considered as Marijuana and Hashish internationally. Hemp is a kind of economic plant with special effects and can be grown in large areas in all parts of China. It has low requirements for soil and climate and can grow on relatively barren land. Planting hemp has become a way to get rich and get out of poverty in some poor areas.

Hemp is full of treasures. The skin, stem, seed, root, leaf and flower of hemp have utility value which can be widely applied in the fields of textile, paper-making, food, medicine, construction, transportation, national defense and military industry and so on. As a kind of traditional economic plant, hemp fiber has the functions of moisture absorption and perspiration, natural antimicrobial health care, good quality of adsorption, excellent quality of anti-UV and unique wave adsorption and sound attenuation. The stem of hemp has high degree of lignification and can be used to produce high value biologic additives, viscose fibers, top grade cigarette paper and wooden ceramics and so on. The leaf and flower of hemp can be used to produce various kinds of health products and the seed of hemp can be used to manufacture top grade edible oil, essential oil and hemp protein.

A hemp plant contains over 400 kinds of chemical components and can be divided into cannabinoid and non-cannabinoid compounds. Cannabinol (CBN) in cannabinoid has the functions of anti-inflammatory, analgesia, anti-convulsion and suppressing female hormone secretion. Cannabidiol (CBD) has the functions of anti-inflammatory, sterilization, analgesia, antianxiety, antipsychotic, antioxidation, neural protection, reducing enterocinesia and improving learning and memory ability.

Hemp is the major high-yielding crop of making traditional fiber products in China. It is a kind of high value-added economic crop with a wide range of uses and multi-purpose crop with market prospects that provides fiber, hemp stem and seed. Hemp has many unique natural characteristics, especially its environmental benefits and its natural versatility, which is a valuable kind of crop for ecological economy.

Textiles, clothing, military industry, construction materials, food, medicines, health supplements, cosmetics and skin care products of the downstream of hemp industry in China are relatively well-developed. The bottleneck that restricts the development of downstream industries is that the cultivation of hemp in the upstream has long been the planting mode of scattered peasant households, and has not formed large-scale industrialized cultivation and local initial processing capacity.

After years of development, Chinese consumers have gradually rationalized their attitude and behavior in the consumption of health care products, paying more attention to the safety and efficacy of health care products. At the same time, the government has gradually improved the laws and regulations of the health care industry and tightened its supervision.

The rejuvenation of the modern industry of hemp resulted from the major breakthrough in research and mass production of hemp. Firstly, cultivate new varieties of hemp with low activity of anesthetic in agricultural scientific research. The main component of these varieties of anesthetics is THC and the content of THC is controlled at 0.3% which approximates to non-toxicity. This has led to a renewed understanding and affirmation of the industrial use of hemp, and made the cultivation of hemp mechanize, effectively contributing to the development of hemp industry.

In order to meet the needs of the development of domestic and foreign market, China has successively reactivated the hemp industry projects in Yunnan, Heilongjiang, Shandong, Shanxi, and Anhui and Hubei provinces to set up factories and scientific research institutes to carry out research and development of various products. The natural functional advantages of its related products are favored by consumers at home and abroad. The products are exported to countries such as the United States, Canada, Australia, Japan, and Korea. Currently, related products of hemp have also become an export-oriented pillar industry in China.

At present, on the basis of solving scientific and technological problems of deep degumming of hemp, extraction of fine fiber, extraction of CBD, purification of hemp seed oil, extraction of essential oil of hemp, extraction of hemp protein, biocomposites, fiber reinforced composite materials, carry out pilot plant test and industrialized mass production of related products of hemp, and gradually develop the deep comprehensive utilization of hemp products, demonstrating the strength of deep processing in the hemp industry.

The Hemp Market and Industry in the U. S.

An investigation team of the ArcView Group, which is a hemp industry investment and research company headquartered in Oakland, California, found that the sales of legal hemp in the US market increased by 74% in 2014 and reached 2.7 billion dollars (RMB 16.9 billion). and there was only 1.5 billion dollars (about RMB 9.4 billion) in 2013. The report also predicted that it would be a strong development year of legal hemp in 2015 and would increase by 32% in the market. By 2019, all the legal hemp markets will be combined to form a whole market with huge potential which is worth nearly 11 billion dollars.

It is predicted in the Forbes Magazine that by 2020, CBD in the US market will be increased by 700%. According to the predicted data provided by the Hemp Business Magazine, the scale of CBD in the US market will reach 2.1 billion dollars by 2020, of which 0.45 billion dollars is from the extraction of hemp-based CBD, the figure was 90 million dollars in 2015. The data provided by the consultant of Lyubo Company is more optimistic, which says that the scale of CBD in the US market will reach 3 billion dollars by 2021.

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

Tsinghua Unisplendour Corporation Limited (Located in Weihai City, Shandong Province);

Yeecare Company (Located in Beijing);

Heilongjiang Tianlong Pharmaceuticals Co., Ltd (Located in Heilongjiang Province); and

HPGC Renmintongtai Pharmaceuticals Co., Ltd (Located in Heilongjiang Province).

Yunnan Hansu Biotechnology Co., Ltd. (Located in Yunnan Province)

Our Competitive Advantages and Strategy

We believe that we have the following advantages over our competitors:

●	We have more categories of products and a diversified production line;

●	We have a strong and effective research and development team;

●	We are a self-owned enterprise, and have the support of the local government;

●	We have a geographical advantage being located in Heilongjiang Province, the center of the healthcare industry in the PRC.

Sales and Marketing

We plan to open more chain stores throughout the PRC. Customers of our stores would be able to enjoy discounts on the price of our products and services. After establishing a sufficient number of stores, we plan to develop a 24-hour delivery system for our B2C e-business.

We incurred approximately $20,000 for advertising and promotion for the fiscal year of 2018. We have budgeted approximately $500,000 for advertising and promotion for the fiscal year of 2019.

Intellectual Property

We received a patent (200610010394.4) for our “Qunle” brand Sailuozhi soft capsule from the National Bureau of Intellectual Property. We had initially applied for and used the trade name of “RunChao” soft capsules, but the trade name was changed to “Qunle”, and the change was approved by the National Bureau of Intellectual Property.

Pursuant to a Technology Transfer Agreement dated October 12, 2007 (“Kindlink Technology Transfer Agreement”), we purchased, for a total of RMB350,000, the technology, manufacturing, and trademark rights to the health product known as “Kindlink” brand propolis and black ant capsule made from propolis, black ant, acanthopanax, astragalus root from Jindelikang. The change of the ownership was approved by the CFDA. This product is consumed to boost one’s immunity. The certification number issued by the CFDA on August 20, 2004, to permit the manufacture of the product is GuoShiJianZi G20040906. We have no continuing obligations under the Kindlink Technology Transfer Agreement.

We have the following 14 trademarks(1):

	Certificate
Trademark	No.	Category	Registrant	Valid Term
“Qunle”	3896026	No.5 : Food preparations adapted for medical purposes; Albuminous milk; Dietetic beverages adapted for medical purposes; Milk sugar; Diabetic bread; Albuminous foodstuffs for medical purposes; Food for babies; Dietetic substances adapted for medical use; Nutritional additives for medical purposes	Humankind	7/7/2016 to 7/6/2026

“Wangzu”	4857905	No.30: Molasses for food; Honey; pollen healthy grease; tortoise tuchahoe paste; breed columbine extract; helix alga; non-medicial nutrition liquid; non-medicial nutrition powder; non-medicial nutrition capsule; sugar candy bird’s nest	Humankind	5/14/2008 to 5/13/2028

“Kindlink”	3236981	No.5: Food preparations adapted for medical purposes; Dietetic substances adapted for medical use	Humankind	12/7/2013 to 12/06/2023

“Huimeijia”	5280303	No.5 : Medicine for human consumption; Medical nutrition capsule; Fibres (Edible plant) [non-nutritive]; Injection; Raw material drug; Troche; suppository; Food preparations adapted for medical purposes; Dietetic foods adapted for medical purposes; Dietetic substances adapted for medical use	Humankind	7/21/2009 to 7/20/2019

“Huide”	5280304	No.5 : Medicines for human consumption; Medical nutrition capsule; Fibres (Edible plant) [non-nutritive]; Injection; Raw material drug; Troche; suppository; Food preparations adapted for medical purposes; Dietetic foods adapted for medical purposes; Dietetic substances adapted for medical use	Humankind	7/21/2009 to 7/20/2019

“KDLK”	3230404	No.5 : Food preparations adapted for medical purposes; Dietetic foods adapted for medical purposes; Dietetic substances adapted for medical use	Humankind	9/28/2013 to 9/27/2023

“dr.xiao”	5176731	No.5 : Disinfectant; Medicines for veterinary purposes; Insecticide; Sanitary napkin; Medicine health bag; Dental lacquer	Humankind	8/14/2009 to 8/13/2019

	Certificate
Trademark	No.	Category	Registrant	Valid Term
“dr.xiao”	1610828	No.30: non-medicial nutrition liquid; non-medicial nutrition cream; non-medicial nutrition powder; Honey; non-medicial nutrition capsule; non-medicial nutrition gum; Candy for food; Spirulina (non-medicial nutrient); Candy; Pollen healthy grease	Humankind	7/28/2011 to 7/27/2021

“DaLeNing”	5053772	No.5 : Medicine for human; Chinese patent drugs; Suppository; Tincture; Water aqua; Paste; Liniment; Medical lotion; Patch; Chemical pharmaceuticals preparations	HLJ Huimeijia	5/7/2009 to 5/6/2019

“Xuedu”	5053657	No.5 : Medicine for human; Chinese patent drugs; Suppository; Tincture; Water aqua; Paste; Liniment; Medical lotion; Patch; Chemical pharmaceuticals preparations	HLJ Huimeijia	5/7/2009 to 5/6/2019

“Xuedu” with an image	642099	No.5 : Paste	HLJ Huimeijia	5/21/2013 to 5/20/2023

“Tai Yan Li”	10014001	No.30: Honey, spirulina (non-medical), non-medical nutrient solution, non-medical nutrient lotion, non-medical nutrient powder, non-medical nutrient capsule, pastry, cereal, flour product.	Humankind	11/28/2012 to 11/27/2022

“Tai Yan Li”	10013969	No. 3: Cleanser lotion, soup, anti -bacterial hand soup, cleanser, cosmetics, conditioning gel, polish, essential oil.	Humankind	11/28/2012 to 11/27/2022

“Luo Qian’	8358643	No. 3: essential oil, fragrance essential oil, nourishing essential oil, cosmetic mask, cosmetic tools, cosmetics, cosmetic cleanser, perfume, weight-losing cosmetics, banishing essence.	Humankind	6/14/2011 to 6/13/2021

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

The following is a list of our patent applications:

The applicants of all the following patens are Humankind, their inventor is Mr. Xin Sun. The result of a patent application in China is typically within two years after the date of the application, which is March 2017 for our patent applications below.

Serial No.	Name	Application	Technology Field
1	Cannabidiol (CBD) Cataplasmata	Cannabidiol (CBD) is used for relieving muscle pain and its preparation method.	The invention belongs to the research and application field of industrial hemp and relates to a kind of cataplasmata, in particular to Cannabidiol (CBD) which is used for relieving muscle pain and its preparation method.

2	Cannabidiol (CBD) Suspension	Cannabidiol (CBD) Suspension is used for treating arthritis and its preparation method.	The invention relates to the field of pharmaceutical preparations, in particular to a kind of Cannabidiol (CBD) Suspension which is used for treating arthritis and its preparation method.

3	Cannabidiol (CBD) Gel	Cannabidiol (CBD) Gel has the effect of relieving nervous headache and its preparation method.	The invention relates to gel preparations for medicine, in particular to a kind of Cannabidiol (CBD) Gel which has the effect of relieving nervous headache and its preparation method.

4	Cannabidiol (CBD) Paste	Cannabidiol (CBD) Paste has the effect of relieving swelling and pain and its preparation method.	The invention relates to the field of medicine, in particular to a kind of Cannabidiol (CBD) Paste which has the effect of relieving swelling and pain and its preparation method.

5	Cannabidiol (CBD) Soft Capsule	Cannabidiol (CBD) Soft Capsule has the effect of improving diabetes and its preparation method.	The invention relates to the field of soft capsule, in particular to a kind of Cannabidiol (CBD) Soft Capsule which has the effect of improving diabetes and its preparation method.

6	Cannabidiol (CBD) Suppository	Cannabidiol (CBD) Suppository has the effect of heat sterilization and its preparation method.	The invention relates to the field of medicine, in particular to a kind of Cannabidiol (CBD) Suppository which has the effect of heat sterilization and its preparation method.

7	Cannabidiol (CBD) Plaster	Cannabidiol (CBD) Rubber Plaster has the effect of treating old bone disease and its preparation method.	The invention relates to the field of medical plaster, in particular to a kind of Cannabidiol (CBD) Rubber Plaster which has the effect of treating old bone disease and its preparation method.

8	Cannabidiol (CBD) Rubber Plaster	Cannabidiol (CBD) Rubber Plaster has the effect of dispelling wind and eliminating dampness and its preparation method.	The invention relates to the field of medical plaster, in particular to a kind of Cannabidiol (CBD) Rubber Plaster which has the effect of dispelling wind and eliminating dampness and its preparation method.

9	Cannabidiol (CBD) Liquid Pharmaceutical Preparations	Cannabidiol (CBD) Liquid Pharmaceutical Preparations has the anti-anxiety effect and its preparation method.	The invention relates to the field of liquid pharmaceutical preparations, in particular to a kind of Cannabidiol (CBD) Liquid Pharmaceutical Preparations which has the anti-anxiety effect and its preparation method.

10	Moisturizing Cream with Hemp Seed Oil	Moisturizing Cream with Hemp Seed Oil and its preparation method.	The invention relates to the field of cosmetics, in particular to a kind of Moisturizing Cream which contains hemp seed oil and its preparation method.

The laws governing our business are as follows:

●	Pharmaceutical administration law of the PRC enacted January 12, 2001

●	Healthcare registration and administration law, enacted January 7, 2005

●	Measures for the Administration of Pharmaceutical Trade License, enacted January 4, 2004

●	Measures for the Supervision Over and Administration of Pharmaceutical Production, enacted May 8, 2004

●	Food Safety Law of the PRC, enacted June 1, 2009

●	Regulation on the Implementation of the Food Safety Law of the PRC, enacted July 20, 2009

●	Regional regulation: Heilongjiang Regional Medicinal Materials Resource Protection Bylaw, enacted January 8, 2005

●	Good Manufacturing Practice (GMP) Amendment, enacted January 17, 2011

●	Hemp Industry 3-year Special Action Plan of Heilongjiang Province (2018-2020) and

●	Hemp Legislation of Heilongjiang Province in May 2017.

In the PRC, a Good Manufacturing Practice Certification (“GMP Certification”) is required for companies that produce medical drugs and health supplements. It is also required to market our medical drugs and health supplements. According to the Administrative Rules of Drug Manufacturing and Certification issued by the CFDA of the PRC on September 7, 2005, the CFDA is responsible for the review and issuance of GMP Certification. To obtain a GMP Certification, a company shall submit its application; the CFDA will then conduct a technical review of the application materials; if such company passes the technical review, the CFDA will inspect the manufacturing site. The CFDA also conducts follow-up inspections on the manufacturing site. After the issuance of the GMP Certification, the CFDA may inspect the manufacturing site from time to time. The GMP Certifications of our wholly owned subsidiaries, Humankind, HLJ Huimeijia, are valid through February 14, 2019 and December 31, 2015, respectively. For the GMP Certificate of HLJ Huimeijia, the Company applied for a new certificate, which was obtained on April 25, 2018. Since obtaining the GMP Certification, we have been able to manufacture and market our products without further governmental approval.

Employees

As of June 30, 2018, we have 140 employees including 9 officers, 12 administrators, 36 sales persons and 56 workers, 17 scientists, 5 engineers and 5 accountants. We believe that we are in compliance with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees.

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

We manufacture our products on a plot of land located in Jin Xing Industrial Park, Songbei District, Harbin. On June 7, 2004, the Company entered into a Land Use Purchase Contract with the local government, pursuant to which the Company agreed to purchase the right to use a piece of land, approximately 8 acres (32,000 square meters), located in Harbin County, Heilongjiang Province for commercial purposes for a fifty-year period from June 7, 2004 through June 6, 2054, for $637,261 (RMB 5,248,000). The Company fully paid to the government the consideration for the land use right on June 13, 2004. The Department of Housing and Urban Development of Harbin City approved this transaction. The Company is in the process of applying for the title certificate from the local government. Due to certain re-zoning conducted by the local government, the estimate time to receive the title certificate is uncertain. The Company is striving to accelerate the process. The manufacturing facility on the land is 4,000 square meters and there are five production lines which are sufficient for our operation. We package our products in bottles, plastic containers and aluminum foil bags.

Since we acquired HLJ Huimeijia on November 22, 2013, we also manufacture our medicines and drugs using HLJ Huimeijia’s land, approximately 43,350 square meters, located in Hai-lin Economic Development Zone, Mudanjiang City. The manufacturing facilities occupy approximately 5,710 square meters. We plan to build new manufacturing facilities on the land. The expected construction cost is approximately $7,520,000 (RMB 50,000,000).

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

Market Information

Our common stock is traded over-the-counter on the OTC Markets QB Tier under the ticker “CHHE” and the market for the stock has been relatively inactive. The range of high and low bid quotations for the quarters of the last two years ended June 30, 2017 and 2018 for which financial statements are included is listed below. The quotations are taken from Yahoo Finance. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Calendar Quarter	High Bid	Low Bid

Fiscal Year ended June 30, 2018
First Quarter	$0.13	$0.12
Second Quarter	$0.29	$0.12
Third Quarter	$0.46	$0.33
Fourth Quarter	$0.80	$0.35

Fiscal Year ended June 30, 2017
First Quarter	$0.20	$0.11
Second Quarter	$0.17	$0.11
Third Quarter	$0.35	$0.11
Fourth Quarter	$0.27	$0.12

As of September 12, 2018, we had approximately 495 shareholders of record of our common stock, such number of holders does not include street name holders who hold shares by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

The following table summarizes the number of shares of our common stock authorized for issuance under our the Plan as of June 30, 2018.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	2,700,000	(1)
Total

(1) The Company granted an aggregate of 3.3 million shares of restricted shares to its CEO and an employee on March 30, 2015.

Registrar and Stock Transfer Agent

Our stock transfer agent is Direct Transfer LLC (f/k/a Interwest Transfer Company, Inc) at 1981 Murray Holladay Road, Suite 100, Salt Lake City, UT 84117. Their telephone number is (801) 272-9294, and their fax number is (801) 277-3147.

Shares Eligible for Future Sale

There is no active trading market for our common stock. Future sales of substantial amounts of our common stock in the trading market could adversely affect market prices.

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

Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

●	the effect of political, economic, and market conditions and geopolitical events;

●	legislative and regulatory changes that affect our business;

●	the availability of funds and working capital; and

●	the actions and initiatives of current and potential competitors

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

Our business is conducted through our sales agents and sales personnel. We sell our products directly to end customers by our own sales personnel as well as our sales agents, operating primarily in Jiangsu, Zhejiang, Shanghai, Beijing, Anhui and Gansu, where most of our revenues are generated. Our sales through agents in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing and Gansu provinces accounted for 17%, 14%, 12%, 10%, 9% and 7% of our total sales, respectively, for the year ended June 30, 2018. Although we do not currently sell our products online, we expect to do so in the future.

2019 Outlook

Overall, we anticipate our total revenues for the year ended June 30, 2019 versus the year ended June 30, 2018 to increase by 114% or approximately $7.5 million, with growth in all categories of our product sales, including the anticipated revenue from Humankind for approximately $9.9 million, mainly in the sales growth of hemp-based products, and from HLJ Huimeijia for approximately $4.2 million. The gross profit margin for the year ended June 30, 2019 is expected to be approximately 45%, and we estimate our overall net profit margin for the year ended June 30,2019 to be approximately 12%. There is, however, no assurance that we will reach these projections.

Results of Operations

The following table summarizes the top lines of the results of our operations for the years ended June 30, 2018 and 2017, respectively:

	June 30, 2018	June 30, 2017	Variance	%
Revenues	$6,554,939	$6,371,552	$183,387	3%
Humankind	6,476,253	6,371,390	104,863	2%
HLJ Huimeijia	78,686	162	78,524	48472%
Cost of Goods Sold	$4,279,635	$4,068,947	$210,688	5%)
Humankind	4,012,551	4,068,880	(56,329)	(1%)
HLJ Huimeijia	267,084	67	267,017	398533%
Gross Profit	$2,275,304	$2,302,605	$(27,301)	(1%)
Humankind	2,463,702	2,302,510	161,192	7%
HLJ Huimeijia	(188,398)	95	(188,493)	(198414%)

Revenue

Total revenues from the operations of the Company increased by $183,387, or 3%, for the year ended June 30, 2018 as compared to the same period in 2017. The increase in revenues was primarily due to an increase of $104,863 or 2% in Humankind’s revenues and an increase of $78,524 or 48472% in HLJ Huimeijia’s revenues for the year ended June 30, 2018 as compared to the same period in 2017. The increase of the sales revenue in Humankind was primarily due to our constant market development and new launched products. The increase of the sales revenue in HLJ Huimeijia was primarily due to the completion of review for GMP Certificate. HLJ Huimeijia has gradually manufacture and market our products since June 2018.

Our total cost of sales increased $210,688 or 5% for the year ended June 30, 2018 as compared to the same period in 2017. The increase in the overall cost of sales was attributable to an increase of $267,017 or 398533% in HLJ Huimeijia’s cost of sales, 2018 as compared to the same period in 2017, which was attributed to a disposal of expired stocks with $232,246 in this period.

Our gross profit decreased by $27,301 from $2,302,065 for the year ended June 30, 2017 to $2,275,304 for the year ended June 30, 2018. This decrease was due to the disposal of expired stocks in HLJ Huimeijia as discussed above.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the years ended June 30, 2018 and 2017, respectively:

	June 30, 2018			June 30, 2018
	Quantity	Sales	%	Quantity	Sales	%
	(Unit)	US$	of	(Unit)	US$	of
Humankind
Propolis and Black Ant Capsule	167,157	4,659,147	71.1%	185,406	5,018,192	78.8%
Waterlilies Soft Capsule (Sailuozhi)	19,810	$1,226,569	18.7%	22,484	$1,353,197	21.2%
Hemp Oil	10,910	335,867	5.1%	-	-	0.0%
Collagen Peptide	13,829	196,308	3.0%	-	-	0.0%
Polypeptide	1,502	34,452	0.5%	-	-	0.0%
Hemp Protein Powder	1,769	23,911	0.4%	-	-	0.0%
HLJ Huimeijia
Natural Hemp Cosmetics	6,160	70,289	1.1%	-	-	0.0%
Muskiness Bone Strengthener Paste	9,248	4,305	0.1%	59	24	0.0%
ShangBiTongDing	1,986	2,505	0.0%	-	-	0.0%
Indometacin and Furazolidone Suppositories	1,468	1,343	0.0%	-	-	0.0%
Enema Glycerini	922	201	0.0%	-	-	0.0%
Ge Hong Beriberi Water	80	32	0.0%	92	29	0.0%
Umguentum Acidi Borici Camphoratum	65	10	0.0%	10	4	0.0%
Injury and Rheumatism Relieving Paste	-	-	0.0%	118	92	0.0%
Muskiness Pain Relieving Paste	-	-	0.0%	21	8	0.0%
Refining GouPi Cream	-	-	0.0%	15	6	0.0%
Total		$6,554,939	100.0%		$6,371,552	100.0%

Operating Expenses

The following table summarizes our operating expenses for the years ended June 30, 2018 and 2017, respectively:

	June 30, 2018	June 30, 2017	Variance	%
Operating Expenses
Selling, general and administrative	$2,246,327	$1,825,740	$420,587	23%
Depreciation and amortization	495,835	644,384	(148,549)	(23%)
Total Operating Expenses from Continuing Operations	2,742,162	$2,470,124	$272,038	11%
Total Operating Expenses	$2,742,162	$2,470,124	$272,038	11%

Total operating expenses from the Company’s continuing operations for the year ended June 30, 2018 raised by $272,038 or 11%, as compared to the corresponding period in 2017. The increase in operating expenses was primarily attributable to an increase of $420,587 or 23% in selling, general and administrative expenses, partly offset by decrease of $148,549 or 23% in depreciation and amortization expenses. The increase in selling, general and administrative expenses was mainly due to the increase expenses in employees’ salary and marketing development. The decrease in depreciation and amortization expenses was primarily due to part of depreciation expense has been recorded in cost of sales since the corresponding fix assets have been put into production activities.

Interest Income and Interest Expenses

Interest income from the Company’s continuing operations was $110,591 for the year ended June 30, 2018, as compared to $ 73,998 for the year ended June 30, 2017. This increase of $ 36,593, or 49%, was primarily due to the increased deposits in the bank compared with the same period last year.

Interest income from the Company’s discontinued operations was $0 for the year ended June 30, 2018, as compared to $87 for the year ended June 30, 2017. The decrease of $87, or 100%, pertained to actual deposits in the bank which was primarily received in the early period of the fiscal year ended June 30, 2017.

Interest expense from the Company’s continuing operations was $49,408 for the year ended June 30, 2018, a decrease of $110,470 or -69.1%, as compared to $159,878 for the year ended June 30, 2017. The decrease of interest expenses was primarily due to the termination of short-term loan from LongJiang Bank.

Investment Income

Investment income from the Company’s continuing operations was $0 for the year ended June 30, 2018, as compared to $881,231 for the same period ended in 2017. From July 20, 2016 to July 19, 2017, our Company entered into a one-year financial management agreement with the principal in the amount of $8,850,471 (RMB 60,000,000) with an expected annual rate of return of 10%. The financial institution that handled this short term investment is a related party of the Company.

Income Taxes

Income taxes from the Company’s continuing operations decreased by $195,029, or -42.6%, from $458,094 for the year ended June 30, 2017 to $263,065 for the year ended June 30, 2018. This reduced income tax expense incurred in the fiscal year ended June 30, 2018 was primarily due to investment income, $881,231, earned from the short-term investment in fiscal year 2017 as discussed above.

Income taxes from the Company’s discontinued operations decreased by $286,659, from $286,659 for the year ended June 30, 2017 to $0 for the year ended June 30, 2018. The decrease was mainly due to the gain on the disposal of Huimeijia in fiscal year 2017.

Net Income (Loss) and Net Income per Share

Net income after provision for income taxes from the Company’s continuing operation decreased by $775,839, a net loss of $316,827 for the year ended June 30, 2018, as compared to net income of $459,012 for the year ended June 30, 2017. The significant decrease of net income after provision for income taxes was chiefly attributable to the decrease of investment income by $881,231 as discussed above.

Net income after provision from income taxes from the Company’s discontinued operations was $0 for the year ended June 30, 2018, compared to $861,429 for the year ended June 30, 2017. The significant decrease was predominantly from the proceeds of the transfer of equity interest in Huimeijia in fiscal year 2017.

Net income (loss) from the Company’s continuing operations per share was negative $0.0048 and $0.0070 for the years ended June 30, 2018 and 2017, respectively. This decrease was primarily a result of the above decrease in net income from the Company’s continuing operations.

Net income (loss) from the Company’s discontinued operations per share was nil and $0.0131 for the years ended June 30, 2018 and 2017, respectively. This decrease was primarily a result of the above decrease in net income from the Company’s discontinued operations.

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

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of the fiscal years ended June 30, 2018 and 2017:

	2018	2017
For the years ended June 30:
Cash and cash equivalent	$32,614,910	$21,197,448

Working capital	$26,980,373	$26,531,122

Inventories, net	$452,397	$454,468

	2018	2017
For the years ended June 30:

Cash provided by (used in) :
Operating activities from continuing operations	$2,989,386	$1,083,499

Operating activities from discontinued operations	$-	$(8,479)

Investing activities from continuing operations	$9,767,689	$(8,184,007)

Investing activities from discontinued operations	$-	$-

Financing activities from continuing operations	$(1,451,866)	$85,085

Financing activities from discontinued operations	$-	$-

Cash and cash equivalents increased by $11,417,462 from $21,197,448 as of June 30, 2017 to $32,614,910 as of June 30, 2018, chiefly attributable to reclaim of short-term investment and interest by $9,735,518, and the appreciation of Chinese Renminbi against the U.S. dollars.

Our working capital at June 30, 2018 was $ 26,980,373, compared to working capital of $26,531,122 at June 30, 2017. This increase of $449,251 or 1.7% was primarily attributable to the decrease in tax payable by $428,423.

Net cash provided by operating activities from the continuing operations was $2,989,386 for the year ended June 30, 2018, compared to $1,083,499 for the same period in prior year. The increase by $1,905,887 in the net cash provided by operating activities from continuing operations was primarily attributable to the increase of amount due to related parties.

Net cash used in operating activities from the discontinued operations was nil for the year ended June 30, 2018, compared to $8,479 for the same period in prior year. The change was primarily attributable to the transfer of equity interest in Huimeijia.

Net cash provided by investing activities from the continuing operations was $9,767,689 for the year ended June 30, 2018, compared to net cash used in investing activities by $8,184,007. The fluctuation in net cash from investing activities was primarily due to withdraw of and expenditure in the financial management agreement in the amount of $8,850,471 (RMB 60,000,000) with a related party of the company.

Net cash used in financing activities was $1,451,866 for the year ended June 30, 2018, compared to net cash provided by financing activities by $85,085 for the same period in prior year. The change in net cash from financing activities was attributable to the repay of short-term loan from LongJiang Bank.

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

Related Party Debts

We had related party debts of $6,393,730 as of June 30, 2018, as compared to $3,731,681 as of June 30, 2017, an increase of $2,662,049 or 71.3%. The amount of related party debts mainly consists of a loan from Mr. Xin Sun, the CEO of the Company. The loan is unsecured and non-interest bearing and has no fixed terms of repayment. There was no written agreement for the loan. See Note 11.

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
China Health Industries Holdings, Inc. (“the Company”)

Opinion of the Financial Statements

We have audited the accompanying consolidated balance sheets of China Health Industries Holdings, Inc. and its subsidiaries (the “Company”) as of June 30, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended June 30, 2018. The Company’s management is responsible for these financial statements. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Centurion ZD CPA Limited

Centurion ZD CPA Limited We have served as the Company’s auditor since 2017.
Hong Kong, China
September 28, 2018

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Audited)

	June 30, 2018	June 30, 2017
ASSETS

Current assets
Cash and cash equivalents	$32,614,910	$21,197,448
Short term investments	-	8,850,471
Interest receivable	-	885,047
Accounts receivable, net	1,455,433	1,625,695
Inventory	452,397	454,468
Other receivables, net	30,611	33,265
Advances to suppliers	94,749	400,136
Prepayments	20,462	79,714
Total current assets	34,668,562	33,526,244

Property, plants and equipment, net	3,724,490	3,694,304
Intangible assets, net	3,372,501	3,642,544
Construction in progress	1,134,834	788,793
Deferred tax assets	1,970	1,924
Prepayments – Non-Current	30,212	49,169
Total assets	$42,932,569	$41,702,978
LIABILITIES AND EQUITY

Current liabilities
Short-term loans	$-	$1,475,079
Accounts payable and accrued expenses	400,109	437,284
Other payables	67,800	66,277
Advances from customers	163,459	161,914
Related party debts	6,393,730	3,731,681
Wages payable	234,668	261,471
Taxes payable	428,423	861,416
Total current liabilities	7,688,189	6,995,122

Equity
Common stock, ($0.0001 par value per share, 300,000,000 shares authorized, 65,539,737 and 65,839,737 shares issued and outstanding as of June 30, 2018 and June 30, 2017, respectively)	6,554	6,554
Additional paid-in capital	521,987	521,987
Accumulated other comprehensive income	775,302	(78,049)
Statutory reserves	38,679	38,679
Retained earnings	33,901,858	34,218,685
Total stockholders’ equity	35,244,380	34,707,856
Total equity	35,244,380	34,707,856

Total liabilities and equity	$42,932,569	$41,702,978

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Audited)

	For the Year Ended
	June 30, 2018	June 30, 2017

REVENUE	$6,554,939	$6,371,552

COST OF GOODS SOLD	4,279,635	4,068,947

GROSS PROFIT	2,275,304	2,302,605

OPERATING EXPENSES
Selling, general and administrative expenses	2,246,327	1,825,740
Depreciation and amortization expenses	495,835	644,384
Total operating expenses	2,742,162	2,470,124

LOSS FROM OPERATIONS	(466,858)	(167,519)

OTHER INCOME/(EXPENSES)
Interest income	110,591	146,669
Interest expense	(49,408)	(159,878)
Investment income	-	881,231
Other income, net	353,461	219,076
Bank charges	(1,548)	(1,339)
Exchange loss	-	(1,134)
Total other income, net	413,096	1,084,625

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(53,762)	917,106

Provision for income taxes	(263,065)	(458,094)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(316,827)	459,012

Income/(Loss) from and on disposal of discontinued operations, net of income tax	-	861,429
Less: Net income/(loss) attributable to non-controlling interests from discontinued operations	-	8,614
Income/(Loss) from and on disposal of discontinued operations, net of income tax attributable to China Health Industries Holdings	-	852,815

NET INCOME (LOSS) ATTRIBUTABLE TO CHINA HEALTH INDUSTRIES HOLDINGS	$(316,827)	$1,311,827

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Audited) (CONTINUED)

	For the Year Ended
	June 30, 2018	June 30, 2017
Net income from continuing operations	$(316,827)	$459,012
Income/(Loss) from and on disposal of discontinued operations, net of income tax	-	861,429
Net income	(316,827)	1,320,441
Foreign currency translation adjustment	853,351	(861,751)
Comprehensive income/(loss)	536,524	458,690
Less: Comprehensive loss attributable to non-controlling interests from discontinued operations	-	(343)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHINA HEALTH INDUSTRIES HOLDINGS	$536,524	$459,033

Net income/(loss) per share:

Net income from continuing operations per share Basic & diluted	$(0.0048)	$0.0070
Net income/(loss) from discontinued operations per share Basic & diluted	$-	$0.0131

Weighted average shares outstanding:
Basic & diluted	65,539,737	65,676,997

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Audited)

						Accumulated
			Additional			Other	Total	Non-
	Common Shares		Paid-in	Retained	Statutory	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Capital	Earnings	Reserve	Income (loss)	Equity	Interest	Equity

Balance, June 30, 2016	65,839,737	$6,554	$521,987	$32,898,244	$38,679	$784,045	$34,249,509	$174	$34,249,683

Net income	-	-	-	1,311,827	-	-	1,311,827	8,614	1,320,441

Cancellation of shares	(300,000)	-	-	-	-	-	-	-	-
Deconsolidation of subsidiary				8,614			8,614	(8,614)
Other comprehensive loss - Translation adjustment	-	-	-	-	-	(862,094)	(862,094)	(174)	(862,268)

Balance, June 30, 2017	65,539,737	$6,554	$521,987	34,218,685	38,679	(78,049)	34,707,856	-	34,707,856

Net income	-	-	-	(316,827)	-	-	(316,827)	-	$(316,827)

Deconsolidation of subsidiary	-	-	-	-	-	-	-	-	-
Other comprehensive loss - Translation adjustment	-	-	-	-	-	853,351	853,351	-	853,351
Balance, June 30, 2018	65,539,737	$6,554	$521,987	33,901,858	38,679	775,302	35,244,380	-	35,244,380

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

	For the Year Ended
	June 30, 2018	June 30, 2017
Cash Flows from Operating Activities
Net income attributable to China Health Industries Holdings	$(316,827)	$459,012
Net loss from discontinued operations	-	852,815
	(316,827)	1,311,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	668,748	740,313
Provision for doubtful accounts	7,747	(605)
Non-controlling interests	-	8,614
Accrual of short term investment income	-	(881,231)
Deferred taxes gain	-	(1,915)
Changes in operating assets and liabilities:
Inventory	13,248	(47,640)
Accounts receivable	205,336	(265,328)
Other receivables	3,516	1,513
Advance to suppliers and prepaid expenses	403,250	(375,453)
Accounts payables and accrued expenses	(48,484)	(40,156)
Advance from customers and other payables	(2,472)	30,828
Amounts due to related parties	2,543,725	961,624
Wages payable	(33,680)	91,474
Taxes payable	(454,721)	402,449
Net cash provided by operating activities from continuing operations	2,989,386	1,083,499
Net cash used in operating activities from discontinued operations	-	(8,479)
Net cash provided by operating activities	$2,989,386	$1,075,020

Cash Flows from Investing Activities
Withdraw of short term investment	9,221,707	-
Purchase of short term investment	-	(8,812,306)
Purchase of property, plant and equipment	(74,475)	(180,322)
Expenditure in construction in progress	(332,736)	(131,358)
Disposal of property, plant and equipment	31,022	-
Proceeds from short term investment	922,171	-
Proceeds from disposal of subsidiary	-	939,979
Net cash (used in)/provided by investing activities from continuing operations	$9,767,689	$(8,184,007)
Net cash (used in)/provided by investing activities	9,767,689	(8,184,007)

Cash Flows from Financing Activities
Proceed from related party debts	85,085	85,085
Payment of short term loans	(1,536,951)	-
Net cash (used in)/provided by financing activities from continuing operations	(1,451,866)	85,085
Net cash (used in)/provided by financing activities	(1,451,866)	85,085
Effect of exchange rate changes on cash and cash equivalents from continuing operations	112,253	(1,570,281)
Effect of exchange rates change on cash and cash equivalents from discontinued operations	-	(99)

Net increase/(decrease) in cash and cash equivalents from continuing operations	11,417,462	(8,585,704)
Net (decrease) in cash and cash equivalents from discontinued operations	-	(8,578)

Cash and cash equivalents, beginning of period from continuing operations	21,197,448	29,783,152
Cash and cash equivalents, beginning of period from discontinued operations	-	8,578
Cash and cash equivalents, end of period from continuing operations	$32,614,910	$21,197,448
Supplemental disclosure of cash flow information
Interest paid	$49,403	$87,561
Taxes paid	$541,519	$1,405,738
Non-cash activities:
Loan from related party for the construction of a facility	$489,928	$447,959

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

China Health US, China Health HK, Humankind and HLJ Huimeijia are collectively referred herein to as the “Company.”

As of June 30, 2018, the Company’s corporate structure was as follows:

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States (“US GAAP”) and have been consistently applied in the preparation of the consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include China Health US and its four subsidiary companies, including China Health HK, Humankind and HLJ Huimeijia. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

On November 22, 2013, China Health US, through its wholly owned subsidiary Humankind, completed the acquisition of HLJ Huimeijia. HLJ Huimeijia and Humankind are under the common control of Mr. Xin Sun, the CEO of the Company before and after the date of transfer. Humankind’s accounting policy adopted the guidance in ASC 805-50-05-5 for the transfer of net assets between entities under common control to apply a method similar to the pooling-of-interests’ method. Under this method, the financial statements of Humankind shall report results of operations for the period in which the transfer occurs as though the transfer of net assets had occurred at the beginning of the period. Results of operations for that period will thus comprise both those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date to the end of the period. Similarly, Humankind shall present the statements of financial position and other financial information as of the beginning of the period as though the assets and liabilities had been transferred at that date. Financial statements and financial information of Humankind presented for prior years also shall be retrospectively adjusted to furnish comparative information.

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

Reclassifications

Certain prior year balances were reclassified to conform to the current period’s presentation in order to reflect Huimeijia’s business as discontinued operations. None of these reclassifications had an impact on reported financial position or cash flows for any of the periods presented.

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” established standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company has three reportable operating segments: Humankind, HLJ Huimeijia and Others. The segments are grouped based on the types of products provided.

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

For the purpose of presenting these financial statements, the Company’s assets and liabilities with functional currency of HKD are expressed in USD at the exchange rate on the balance sheet date, which was 7.8463 and 7.8055 as of June 30, 2018 and June 30, 2017, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which was 7.8245 and 7.7654 for the years ended June 30, 2018 and 2017, respectively. For Renminbi currency, the Company’s assets and liabilities are expressed in USD at the exchange rate on the balance sheet date, which was 6.6198 and 6.7793 as of June 30, 2018 and June 30, 2017, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which was 6.5064 and 6.8087 for the years ended June 30, 2018 and 2017, respectively.

Statement of Cash Flows

In accordance with Statement FASB ASC Topic 230, “Statement of Cash Flows,” cash flow from the Company’s operations is calculated based upon the local currencies and translated to the reporting currency using an average foreign exchange rate for the reporting period. As a result, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

As of June 30, 2018, and 2017, the Company’s uninsured bank balance was mainly maintained at financial institutions located in the PRC and HK, totaled $32,614,910 and $21,197,448 respectively. The Company has no insured bank balance as of June 30, 2018 and 2017, respectively.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. From November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales agents, whereas the payment terms for sales agents before November 1, 2013 were thirty (30) day. As of June 30, 2018, and 2017, the balances of accounts receivable were $1,455,433 and $1,625,695, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. As of June 30, 2018, and 2017, the balances of allowance for doubtful accounts were $57,245 and $50,496 respectively.

Advance to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials, or service providers for services relating to construction plans for our plant, equipment and production lines for the GMP upgrading, and records these payments as advance to suppliers. As of June 30, 2018, and 2017, advance to suppliers amounted to $94,749 and $400,136, respectively.

Inventory

Inventory consists of raw materials, work in progress and finished goods of manufactured products.

Inventory is stated at lower of cost or market and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other entities of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor cost and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory as well as inventory the value of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. The inventory allowance with an amount of $160,394 and $156,620 were provided for the years ended June 30, 2018, and 2017, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment,” and FASB ASC Topic 205, “Presentation of Financial Statements.” The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of June 30, 2018, and 2017, the Company has not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant judgment by management is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. Based on such evaluations, there were no impairments recorded for intangible assets for the years ended June 30, 2018, and 2017, respectively.

Revenue Recognition

The Company recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exits and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience for the years ended June 30, 2018 and 2017, respectively.

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

Value Added Tax

The Provisional Regulations of PRC Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax (“VAT”) is imposed on goods sold in, or imported into, the PRC and on processing, repair and replacement services provided within the PRC. VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. As of June 30, 2018, and 2017, VAT payables were $132,439 and $196,495, respectively.

Sales-Related and Payroll Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual VAT paid as taxes on maintaining and building cities and education additional fees, both of which belong to sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. Additionally, the Company is required to pay payroll taxes on its employee’s salary and wages. Total sales-related and payroll taxes for the years ended June 30, 2018 and 2017 were $76,679 and $183,530 respectively.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the years ended June 30, 2018 and 2017, the Company had no potential dilutive common stock equivalents outstanding.

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

Recent Accounting Pronouncements

Revenue Recognition: In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 (full retrospective method); or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09 (modified retrospective method). We are currently assessing the impact to our consolidated financial statements, and have not yet selected a transition approach.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The objective is to clarify the two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for these areas. The ASU affects the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. We will adopt the new standard effective June 30, 2019, using the modified retrospective transition method. We finalized our analysis and the adoption of this guidance will not have a material impact on our consolidated financial statements and our internal controls over financial reporting.

Except for the ASU above, in the period from January 1, 2018 to September 2018, the FASB has issued ASU No. 2018-01 through ASU 2018-015, which are not expected to have a material impact on the consolidated financial statements upon adoption.

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

NOTE 4 - SHORT TERM INVESTMENTS

Short term investments consist of held-to-maturity investments.

Held-to-maturity investments

Held-to-maturity investments consist of various financial products purchased from Harbin Hongxiang Investment Guarantee Co., Ltd., which are classified as held-to-maturity investments because the Company has the intent and ability to hold the investments to maturity. The maturity of these financial products is one year, with contractual maturity date of July 19, 2017, and estimated annual interest rates of approximately 10%. They are classified as short-term investments on the consolidated balance sheets because their contractual maturity dates are less than one year. The repayments of principal of the financial products are not guaranteed by the Hongxiang Investment Guarantee Co., Ltd. from which the financial products were purchased. On July 31, 2017, Company has received principal and interest in full upon maturity of these investments. Harbin Hongxiang Investment Guarantee Co., Ltd., the financial institution that handled the Company’s short-term investment with is a related party of the Company.

NOTE 5 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable amounted to $1,455,433 and $1,625,695 net of allowance for doubtful accounts amounting to $57,245 and $50,496 as of June 30, 2018 and 2017, respectively.

NOTE 6 - INVENTORIES

Inventory consists of following:

	June 30, 2018	June 30, 2017
Raw Materials	$219,735	$156,248
Supplies and Packing Materials	132,329	135,637
Work-in-Progress	22,083	126,265
Finished Goods	78,250	36,318
Total	$452,397	$454,468

The inventory allowance with an amount of $160,394 and $156,620 were provided for the years ended June 30, 2018 and 2017, respectively.

NOTE 7 - CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:

	June 30, 2018	June 30, 2017
Plant - HLJ Huimeijia	$1,116,652	$788,793
Factory Maintenance - HMK	18,182	-
Total	$1,134,834	$788,793

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for the plant, the estimated total cost of construction was approximately $1.9 million (RMB 12,800,000), anticipated to be completed by December 2016. As of June 30, 2018, approximately 62% of construction had been completed and $ 1,193,390 (RMB 7,900,000) had been recorded as a cost of construction in progress.

NOTE 8 - PROPERTY, PLANTS AND EQUIPMENT

Property, plants and equipment consisted of the following

	June 30, 2018	June 30, 2017
Building, Warehouses and Improvements	$3,487,904	$3,352,467
Machinery and Equipment	1,589,195	1,368,798
Office Equipment	71,927	63,477
Vehicles	209,760	212,972
Others	944,138	921,924
Less Accumulated Depreciation	(2,578,434)	(2,225,334)
Total	$3,724,490	$3,694,304

Depreciation expense was $304,704 and $276,277 for the years ended June 30, 2018 and 2017, respectively. Depreciation expense charged to operations was $131,791 and $164,596 for the years ended June 30, 2018 and 2017, respectively. Depreciation expense charged to cost of goods sold was $172,913 and $111,681 for the years ended June 30, 2018 and 2017, respectively.

NOTE 9 - INTANGIBLE ASSETS

The following is a summary of intangible assets:

	June 30, 2018	June 30, 2017
Land Use Rights – Humankind	$957,428	$934,902
Health Supplement Product Patents – Humankind	4,531,858	4,425,236
Pharmaceutical Patents - HLJ Huimeijia	394,902	385,611
Land Use Rights - HLJ Huimeijia	654,867	639,459
Less: Accumulated Amortization	(3,166,554)	(2,742,664)
Intangible Assets, net, Held for Continuing Operations	$3,372,501	$3,642,544

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

Amortization expense charged to operations was $364,044 and $464,035 for the years ended June 30, 2018 and 2017, respectively.

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

As of June 30, 2018, and June 30, 2017, short-term loans were nil and $1,475,079, respectively.

Interest expenses were $49,408 and $159,878 for the years ended June 30, 2018 and 2017, respectively.

NOTE 11 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun consisted of the following:

	June 30, 2018	June 30, 2017
Mr. Xin Sun	$6,358,406	$3,697,188
Mr. Kai Sun	35,324	34,493
Related Party Debts, Held for Continuing Operations	$6,393,730	$3,731,681

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

United States

China Health Industries Holdings Inc (“China Health U.S.”) was incorporated in Delaware on August 19, 2004. China Health U.S. had no taxable income for U.S. corporate income tax purposes for the years ended June 30, 2018 and 2017, respectively. As of June 30, 2018, and 2017, China Health U.S. had $787,362 and $548,034in net operating loss carry forwards available to offset future taxable income, respectively. The federal corporate net operating loss carryover is expired in 20 taxable years following the taxable year of the loss. If not utilized, the federal net operating loss for the fiscal years 2017 and 2018 in an amount of $263,034 and $239,328, respectively, will begin to expire in the years 2038 and 2039, respectively. Management believes that it is more likely than not that the benefits from these accumulated net operating losses will not be realized in the future due to the Company’s operating history and the continued losses of its U.S. operation. Accordingly, the Company has provided a full valuation allowance on the deferred tax assets under its U.S. entity.

Hong Kong

China Health Industries Holdings Limited (“China Health HK”) was incorporated in Hong Kong on July 20, 2007 and is subject to Hong Kong profits taxation on its business activities conducted in Hong Kong and income sourced in Hong Kong. As of June 30, 2018, and 2017, China Health Hong Kong had $9,104 and $8,465 in net operating loss carry forwards available to offset future taxable income, respectively. Net operating losses of Hong Kong can generally be carried forward indefinitely. The Company believes that it is more likely than not that these accumulated net operating losses will not be utilized in the future. Therefore, the Company had provided full valuation allowance for the deferred tax assets arising from the losses in Hong Kong during the years ended June 30, 2018, and 2017, amounting $639 and $548, respectively. Accordingly, there is no net deferred tax assets under this entity.

People’s Republic of China

Harbin Humankind Biology Technology Co. Limited (“Humankind”), Heilongjiang Huimeijia Pharmaceutical Co., Ltd (“HLJ Huimeijia”) and Harbin Huimeijia Medicine Company (“Huimeijia”) were incorporated in PRC and are governed by the income tax laws of the PRC. The income tax provision with respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), Chinese enterprises are subject to income tax at a rate of 25% after appropriate tax adjustments.

The net operating losses carried forward incurred by the Company’s PRC subsidiaries were approximately $866,056 and $672,867 as of June 30, 2018 and 2017, respectively. The net operating loss carry forwards gradually expire over time, the last of which expires in 2023. The related deferred tax assets were calculated based on the respective net operating losses incurred by each of the PRC subsidiaries and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized. The Company recorded approximately $217,639 and $177,251 net valuation allowance as of June 30, 2018 and 2017, respectively, because it is considered more likely than not that this portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses relate.

As of June 30, 2018, and 2017, taxes payable consists of:

	June 30, 2018	June 30, 2017
Income tax payable	$219,305	$481,391
Value-added tax payable	132,439	196,495
Other taxes payable	76,679	183,530
Total	$428,423	$861,416

A reconciliation between the Company’s actual provision for income taxes and the provision at the statutory rate is as follows:

	6/30/2018	6/30/2017
Pre-tax book income	$(53,762)	$917,106
Federal statutory rate	21%	34%
Income tax computed at U.S. federal statutory rate	(11,290)	311,816
Non-deductible staff welfare	2,645	7,679
Foreign rate differential	2,645	(108,493)
Change in valuation allowance	269,065	247,092
Total provision for income taxes	$263,065	$458,094

The Company’s effective tax rate was -489.3% and 50.0% for the years ended June 30, 2018 and 2017, respectively.

The provision for income taxes on income consists of the following for the years ended June 30, 2018 and 2017:

Provision for income taxes consisted of:

	For the Years Ended
	June 30,
	2018		2017
Current provision:
Domestic	$		$
Foreign		263,111		460,009
Total current provision		263,111		460,009
Deferred provision:
Domestic
Foreign		(46)		(1,915)
Total deferred provision		(46)		(1,915)
Total provision for income taxes		$263,065		$458,094

Significant components of deferred tax assets were as follows:

	June 30, 2018	June 30, 2017
Deferred tax assets
Net operating loss carry forward	$653,936	$356,201
Allowance for doubtful accounts	13,962	10,702
Valuation allowance	(665,928)	(364,979)
Deferred tax assets, net	$1,970	$1,924

(b) Uncertain tax positions

There were no unrecognized tax benefits as of June 30, 2018, and 2017, respectively. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the years ended June 30, 2018, the company incurred and paid $205,747 penalties due to late payment of land use taxes and building taxes for previous years. There was no interests and penalties arising from its tax payments for the years ended June 30, 2017.

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

For the years ended June 30, 2018, and 2017, the Company does not have potential dilutive shares. The following table sets forth the computation of basic and diluted net income per share:

	For the Years Ended
	June 30,	June 30,
	2018	2017
Net income from continuing operations attributable to China Health Industries Holdings	$(316,827)	$459,012
Net income (loss) from discontinued operations attributable to China Health Industries Holdings	-	852,815
Net income/(loss) attributable to China Health Industries Holdings	$(316,827)	$1,311,827

Net income/(loss) per share:

Net income from continuing operations per share Basic & diluted	$(0.0048)	$0.0070

Net income/(loss) from discontinued operations per share Basic & diluted	$-	$0.0131

Weighted average shares outstanding:
Basic & diluted	65,539,737	65,676,997

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

Since the Company terminated its rental agreement on January 9, 2013, it had no rental commitment as of June 30, 2018.

NOTE 15 - MAJOR SUPPLIERS AND CUSTOMERS

For the year ended June 30, 2018, the Company had two suppliers that in the aggregate accounted for approximately 88% of the Company’s purchases for the continuing operations, with each supplier accounting for 78% and 10%, respectively. The Company had one supplier that accounted for 78% of the Company’s purchases for the year ended June 30, 2017.

For the year ended June 30, 2018, the Company had six customers that in the aggregate accounted for 84% of the Company’s total sales for the continuing operations, with each customer accounting for 21%, 17%, 15%, 12%, 11% and 8%, respectively.

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

The following tables present summary information by segment for the years ended June 30, 2018 and 2017, respectively:

		For the Year Ended June 30, 2018					For the Year Ended June 30, 2017
	HLJ				HLJ
				Consolidated				Consolidated
				from continuing				from continuing
	Huimeijia	Humankind	Others	operations	Huimeijia	Humankind	Others	operations
Revenues	$78,686	$6,476,253	$-	$6,554,939	$162	$6,371,390	$-	$6,371,552
Cost of revenues	267,084	4,012,551	-	4,279,635	67	4,068,880	-	4,068,947
Gross profit	(188,398)	2,463,702	-	2,275,304	95	2,302,510	-	2,302,605
Interest income	181	110,410	-	110,591	167	146,502	-	146,669
Interest expense	49,403	-	5	49,408	87,371	72,504	3	159,878
Depreciation and amortization	35,899	459,936	-	495,835	93,595	550,789	-	644,384
Income tax	-	263,065	-	263,065	-	458,094	-	458,094
Net income (loss)	(866,056)	789,196	(239,967)	(316,827)	(651,691)	1,374,284	(263,581)	459,012
Total capital expenditures	18,692	50,912	-	69,604	1,084	180,019	-	181,103
Total assets	$3,469,831	$39,462,373	$365	$42,932,569	$3,349,890	$38,352,081	$1,007	$41,702,978

NOTE 17 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there are no additional items to disclose except the above-mentioned matters.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 in Internal Control—Integrated Framework. Our management has implemented and tested our internal control over financial reporting based on these criteria and did not identify any significant deficiencies and material weaknesses as of June 30, 2018. However, based on the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience, our management has considered this as a material weakness and determined that as of June 30, 2018, the internal control over financial reporting was not effective.

In an effort to remedy this material weakness in the future, we intend to do the following:

●	Develop a comprehensive training and development plan, for our finance, accounting and internal audit personnel, including our Chief Financial Officer, Financial Manager, and others, in the principles and rules of U.S. GAAP, SEC reporting requirements and the application thereof.

●	Design and implement a program to provide ongoing company-wide training regarding the Company’s internal controls, with particular emphasis on our finance and accounting staff.

●	Implement an internal review process over financial reporting to review all recent accounting pronouncements and to verify that the accounting treatment identified in such report have been fully implemented and confirmed by our internal control department. In the future, we will continue to improve our ongoing review and supervision of our internal control over financial reporting.

●	Hire an individual that possesses the requisite U.S. GAAP experience and education.

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

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our sole board member and executive officer. Our sole director holds office until the election and qualification of his successor.

Name	Age	Position

Xin Sun	52	Chairman (sole director), Chief Executive Officer, Chief Financial Officer and Treasurer

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

Based solely on our review of the copies of such reports, we believe that, with respect to the fiscal year ended June 30, 2018, there is no triggering event for the filing of any report under Section 16(a) by our sole officer and director, or by any of the persons known to us to own more than ten percent of our common stock.

Meetings of Our Board of Directors

The Board held no meetings; however, the Board had resolved matters in written consent one time during the fiscal year ended June 30, 2018.

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

Director Compensation

We did not compensate our director for the fiscal year ended June 30, 2018. Going forward, however, we intend to implement a market-based director compensation program.

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

Directors and Officers of Humankind

The following table sets forth certain information as of June 30, 2018 concerning the directors and executive officers of Humankind:

Directors and Executive Officers	Position/Title	Age
Xin Sun	Chairman, Chief Financial Officer, Treasurer	52
Baosen Ma	President, Secretary, Director	50
Kai Sun	Director	47

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

SUMMARY COMPENSATION TABLE

(all figures in US Dollars)

						Non-Equity	Non-qualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Xin Sun, Chief Executive Officer,	2018	46,757	0	0	N/A	N/A	N/A	N/A	46,757
Chief Financial Officer	2017	51,506	0	0	N/A	N/A	N/A	N/A	51,506

Employment Agreements

We have no employment agreement with our sole principal executive officer, Mr. Xin Sun.

Equity Compensation Plan Information

The following table sets forth information regarding grants of awards to Named Executive Officer during the year ended June 30, 2018:

Grants of Plan-Based Awards

	Grant	Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or	All other option awards: Number of securities underlying	Exercise or base price of option	Grant date fair value of stock and option
Name	date	Threshold($)	Target($)	Maximum($)	Threshold(#)	Target(#)	Maximum(#)	units(#)	options(#)	awards($/Sh)	awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

Xin Sun, Chief Executive Officer, Chief Financial Officer	-	-	-	-	-	-	-	0	-	-	$0

Outstanding Equity Awards at Fiscal Year-End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options(#) exercisable	Number of securities underlying unexercised options(#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options(#)	Option exercise price($)	Option expiration date	Number of shares or units of stock that have not vested(#)	Market value of shares or units of stock that have not vested(#)		Equity incentive plan awards: number of unearned shares, units or other rights that have not vested(#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)		(i)	(j)

Xin Sun, Chief Executive Officer, Chief Financial Officer	-	-	-	-	-	3,000,000	0.92	*	-	2,760,000

* closing price as of June 30, 2018.

Option Exercises and Stock Vested

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
(a)	(b)	(c)	(d)	(e)

Xin Sun, Chief Executive Officer, Chief Financial Officer	-	-	3,000,000	$2,760,000

Directors’ and Officers’ Liability Insurance

We currently do not have insurance insuring directors and officers against liability; however, we are in the process of investigating the availability of such insurance.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than five percent of any class of voting securities, (ii) our director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of September 12, 2018.

The address of the beneficial owner listed below is Harbin Humankind Biology Technology Co. Limited, 168 Binbei Street, Songbei District, Harbin, Heilongjiang Province, PRC.

		Amount and Nature of
Title of Class	Name	Beneficial Owner	Percent of Class (1)

Common Stock	Xin Sun, Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer	20,507,188	31.3%

Common Stock	All officers and directors as a group (1 person)	20,507,188	31.3%

(1) Based on 65,539,737 total issued and outstanding shares of the Company as of September 12, 2018.

Mr. Xin Sun has the sole power to vote and dispose of all shares of common stock listed opposite his name. Mr. Sun did not and does not own any options or convertible securities.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Our company received temporary short-term loans from its majority owner and our sole director and principal executive officer, Mr. Xin Sun, a PRC citizen. These loans are unsecured and non-interest bearing, and have no fixed terms of repayment; therefore, they are deemed payable on demand. Cash flows classified as due to majority owner are classified as cash flows from financing activities. The total borrowings from Mr. Sun were $6,358,406 and $3,697,188 as of June 30, 2018 and June 30, 2017, respectively.

There were no interested imputed on the loans for the fiscal years 2018 and 2017, respectively.

Item 14.	Principal Accounting Fees and Services.

We were billed by CENTURION ZD CPA LIMITED (“Centurion”), our independent public accountants, and our former independent public accountants, CANUSWA ACCOUNTING & TAX SERVICES INC (“Canuswa”), for the following professional services they performed for us during the fiscal year ended June 30, 2018 and 2017, as set forth in the table below:

Audit-
	Audit	Related	Tax	Other
	Fees	Fees	Fees	Fees
2018	$140,000	-	-	-

2017	Centurion $124,000	-	-	-
Canuswa $18,000

Pre-Approval Policies and Procedures

All of the services rendered to us by our independent registered public accountants were pre-approved by the Board.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:

3.1	Articles of Incorporation.		Exhibit 3.1 of the Company’s Registration Statement on Form 10-SB filed with the SEC on December 1, 2004.

3.2	By-laws.		Exhibits 3.2 of the Company’s Registration Statement on Form 10-SB filed with the SEC on December 1, 2004.

3.3	Certificate of Amendment, dated May 11, 2005.		Exhibits 3.3 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

3.4	Certificate of Amendment, dated November 12, 2008.		Exhibit 3.4 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

3.5	Certificate of Amendment, dated February 11, 2009.		Exhibit 3.5 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

4.1	Specimen of Common Stock Certificate		Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the SEC on September 29, 2014.

10.1	English Translation of Land Use Agreement, dated June 7, 2004, between Harbin Humankind Biology Technology Co. Limited and Harbin City, Daochu District, Songbei Township, Jinxin Village.		Exhibit 10.3 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.2	English Translation of Cooperative Agreement, dated September 17, 2008, between Harbin Humankind Biology Technology Co. Limited and the Commercial Bureau of Qing’an County.		Exhibit 10.5 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.3	English Translation of Land Purchase Agreement, dated July 7, 2009, between Harbin Humankind Biology Technology Co. Limited and Harbin Songbei District Construction and Development Management Committee.		Exhibit 10.6 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.4	English Translation of Technology Transfer Agreement, dated October 12, 2007, between Harbin Humankind Biology Technology Co. Limited and Beijing Jindelikang Bio- Technology Co., Ltd.		Exhibit 10.7 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.5	English Translation of Health Food Technology Transfer Agreement, dated January 18, 2013 by and between Harbin Humankind Biology Technology Co., Limited and Guangzhou Aoda Biology Beauty Healthy Technology Co., Ltd.	Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013.

10.6	English Translation of Stock Transfer Agreement, dated April 10, 2013, by and between Stockholder of Heilongjiang Huimeijia Pharmaceuticals Co., Ltd, Liyuan Sun and Harbin Humankind Biology Technology Co., Limited. and its addendum dated June 18, 2013.	Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013.

10.7	English Translation of Stock Transfer Agreement, dated April 10, 2013, by and between Stockholder of Heilongjiang Huimeijia Pharmaceuticals Co., Ltd, Wenbin Zhang and Harbin Humankind Biology Technology Co., Limited. and its addendum dated June 18, 2013.	Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013.

10.8	English Translation of Purchase Agreement, dated January 7, 2014, between Harbin Humankind Biology Technology Co. Limited and Mr. Shukui Wang.	Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed with the SEC on September 29, 2014.

10.9	English Translation of Stock Transfer Agreement dated December 24, 2014, by and among Harbin Humankind Biology Technology Co., Limited., Xin Sun, Harbin Huimeijia Medicine Company, and Xiuzheng Pharmaceutical Group Co., Ltd.	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2014.

10.10	English Translation of the Supplementary Agreement dated February 9, 2015, by and among Harbin Humankind Biology Technology Co., Limited., Xin Sun, Harbin Huimeijia Medicine Company, and Xiuzheng Pharmaceutical Group Co., Ltd.	Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 13, 2015.

10.11	China Health Industries Holdings, Inc. 2015 Equity Incentive Plan, effective as of March 27, 2015	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2015.

10.12	Form of the Restricted Stock Award Agreement	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2015.

10.14	English Translation of the Financial Management Agreement dated July 5, 2016, between Harbin Humankind Biology Technology Co., Limited and Harbin Hongxiang Investment Guarantee Co., Ltd.		Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2016.

21.1	List of Subsidiaries.	x

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

32.1	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	x

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

	By:	/s/ Xin Sun
Date: September 28, 2018	Name:	Xin Sun
	Title:	Chief Executive Officer (principal executive officer)

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

Date: September 28, 2018

