Form 10-Q
period 2018-09-30
China Health Industries Holdings, Inc.
filed 2018-11-14
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 7, 2018, there were 65,539,737 shares of common stock, $0.0001 par value per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2018	June 30, 2018

ASSETS

Current assets
Cash and cash equivalents	$31,940,188	$32,614,910
Accounts receivable, net	2,053,953	1,455,433
Inventory	666,972	452,397
Other receivables, net	29,596	30,611
Advances to suppliers	20,802	94,749
Prepayments	4,930	20,462
Total current assets	34,716,441	34,668,562

Property, plants and equipment, net	3,614,907	3,724,490
Intangible assets, net	3,133,420	3,372,501
Construction in progress	1,159,249	1,134,834
Prepayments – Non-Current	24,266	30,212
Deferred tax assets	2,235	1,970
Total assets	$42,650,518	$42,932,569

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued expenses	$457,368	$400,109
Other payables	82,013	67,800
Advances from customers	158,051	163,459
Related party debts	6,451,333	6,393,730
Wages payable	258,006	234,668
Taxes payable	665,280	428,423
Total current liabilities	8,072,051	7,688,189

Equity
Common stock, ($0.0001 par value per share, 300,000,000 shares authorized, 65,539,737 and 65,539,737 shares issued and outstanding as of September 30, 2018 and June 30, 2018, respectively)	6,554	6,554
Additional paid-in capital	521,987	521,987
Accumulated other comprehensive income	(522,825)	775,302
Statutory reserves	38,679	38,679
Retained earnings	34,534,072	33,901,858
Total stockholders' equity	34,578,467	35,244,380

Total liabilities and equity	$42,650,518	$42,932,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended
	September 30, 2018	September 30, 2017

REVENUE	$2,141,825	$1,515,967

COST OF GOODS SOLD	473,741	979,633

GROSS PROFIT	1,668,084	536,334

OPERATING EXPENSES
Selling, general and administrative expenses	613,992	557,852
Depreciation and amortization expenses	141,522	141,854
Total operating expenses	755,514	699,706

INCOME (LOSS) FROM OPERATIONS	912,570	(163,372)

OTHER INCOME/(EXPENSES)
Interest income	28,126	24,340
Interest expenses	(2)	(23,340)
Other income/(expenses), net	(376)	35,991
Bank charges	(435)	(462)
Exchange gain/(loss)	-	(12,675)
Total other income, net	27,313	23,854

INCOME/(LOSS) BEFORE INCOME TAXES	939,883	(139,518)

Provision for income taxes	(307,669)	(39,652)

NET INCOME (LOSS)	632,214	(179,170)

Foreign currency translation income (loss)	(1,298,123)	524,010

COMPREHENSIVE INCOME (LOSS)	$(665,909)	$344,840
Basic & diluted income (loss) per share	$0.0096	$(0.0027)

Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	65,539,737	65,539,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	September 30,	September 30,
	2018	2017
Cash Flows from Operating Activities
Net income (loss) from operations	$632,214	$(179,170)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expenses	193,804	192,230
Provisions for doubtful accounts	77	(3,225)
Deferred taxes loss/(gain)	(340)	-
Changes in operating assets and liabilities,
Accounts receivable	(657,334)	452,203
Other receivables	(95)	1,068
Inventory	(233,098)	(86,404)
Advances to suppliers and prepaid expenses	91,004	35,866
Accounts payables and accrued expenses	72,328	(37,855)
Advances from customers and other payables	17,333	2,381
Amounts due to related parties	274,512	116,491
Wages payable	32,126	(31,755)
Taxes payable	250,981	(72,953)
Net cash provided by operating activities	673,512	388,877

Cash Flows from Investing Activities
Withdraw in short term investments	-	8,997,661
Purchases of property, plants and equipment	(101,072)	(5,358)
Expenditures in construction in progress	(66,088)	(4,613)
Proceeds from short term investments	-	899,766
Net cash provided by (used in) investing activities	(167,160)	9,887,456

Cash Flows from Financing Activities
Proceeds from related party debts	-	85,085
Net cash provided by financing activities	-	85,085

Effect of exchange rate changes on cash and cash equivalents	(1,181,074)	433,815

Net increase/(decrease) in cash and cash equivalents	(674,722)	10,795,233

Cash and cash equivalents, beginning balance	32,614,910	21,197,448

Cash and cash equivalents, beginning balance	31,940,188	31,992,681

Supplemental cash flow information
Cash paid for income taxes	$91,286	$151,318
Cash paid for interest expenses	$-	$23,339

Non-cash activities:
Loan from related party for the construction of a facility	$516,923	$457,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On August 20, 2007, the sole shareholder of China Health HK entered into a share purchase agreement (the “Share Purchase Agreement”) with the owners of Humankind. Pursuant to the Share Purchase Agreement, China Health HK purchased 100% of the equity interest in Humankind for cash consideration of $60,408 (the “Share Purchase”). Subsequent to the completion of the Share Purchase, Humankind became a wholly-owned subsidiary of China Health HK. Since the owner of Humankind owned a majority of the outstanding shares of China Health HK’s common stock immediately following the execution of the Share Purchase Agreement, it was deemed to be the acquirer in the reverse merger and the Share Purchase was accounted for as a “reverse merger”. Consequently, the assets, liabilities and historical operations that were reflected in the financial statements for the periods prior to the Share Purchase are those of Humankind and have been recorded at historical cost basis. After the completion of the Share Purchase, China Health HK’s consolidated financial statements include the assets and liabilities of both China Health HK and Humankind, the historical operations of Humankind, and the operations of China Health HK and its subsidiaries from the closing date of the Share Purchase onward.

On October 14, 2008, Humankind formed a 99% owned subsidiary, Harbin Huimeijia Medicine Company (“Huimeijia”), in the PRC. Huimeijia’s primary business is the manufacture and distribution of pharmaceuticals. Mr. Xin Sun, the majority owner of China Health US, owns 1% of Huimeijia. Huimeijia is consolidated in the consolidated financial statements of China Health HK.

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

On November 22, 2013, Humankind completed the acquisition of Heilongjiang Huimeijia Pharmaceutical Co., Ltd. (“HLJ Huimeijia”) for a total purchase price of $16,339,869 (RMB100,000,000). HLJ Huimeijia was formed on October 30, 2003, in the PRC and is engaged in the manufacturing and distribution of tinctures, ointments, rub-in therapeutic pastes, topical solutions, suppositories, enemas, orally-administered liquids, and liniments, including traditional Chinese medicine extractions. HLJ Huimeijia’s predecessor is Heilongjiang Xue Du Pharmaceutical Co., Ltd., which established its brand by supplying high quality medical products. HLJ Huimeijia is categorized as a “high and new technology” enterprise by the Science Technology Department of Heilongjiang Province. HLJ Huimeijia has 21 products that have been approved by, and have received approval numbers issued by, the China State Food and Drug Administration (the “CFDA”). In addition, HLJ Huimeijia is the holder of one patent for a utility model, five patents for external design, and three trademarks in the PRC, including the Chinese brand name “Xue Du”, which has an established reputation among customers in the northeastern PRC.

On December 24, 2014, Humankind entered into a stock transfer agreement (the “Original Agreement”) with Xiuzheng Pharmaceutical Group Co., Ltd., a company incorporated under the laws of the PRC and located in Jilin province (“Xiuzheng Pharmacy” or the “Buyer”), Mr. Xin Sun, the CEO of the Company, and Huimeijia, which was 99% owned by Humankind and 1% owned by Mr. Xin Sun. Pursuant to the Original Agreement, Humankind and Mr. Xin Sun (the “Equity Holders”), sold their respective equity interests in Huimeijia to Xiuzheng Pharmacy.

On February 9, 2015, the four parties (i.e. Humankind, Xiuzheng Pharmacy, Mr. Xin Sun and Huimeijia) entered into a supplementary agreement (the “Supplementary Agreement”) to modify the terms of the Original Agreement, pursuant to which the Equity Holders and Huimeijia (collectively the “Asset Transferors”) would sell only the 19 drug approval numbers, including the tablet, capsule, powder, mixture, oral liquid, syrup and oral solution under the 19 approval numbers; licenses, including the original copies of Business License, Organization Code Certificate, Tax Registration Certificate, Drug Production Permit and GMP Certificate; and other documents and original copies related to the production and operation of the 19 drugs (the “Assets”) to Xiuzheng Pharmacy. The Equity Holders would have retained their equity interests in Huimeijia, but would have pledged such equity interests to Xiuzheng Pharmacy until the Assets were transferred, at which time the cash consideration would have been paid by the Buyer. Total cash consideration would have been the same as under the Original Agreement, i.e., RMB 8,000,000 (approximately $1,306,186) to the Asset Transferors. In the event that the Assets had failed to be transferred to the Buyer due to the fault of the Asset Transferors, the paid consideration would have been returned to the Buyer with interest accrued. If the failure of the transfer of the Assets were a result of changes in government policy or force majeure, the paid cash consideration would have been returned to the Buyer but without any interest.

On October 12, 2016, the four parties agreed to rescind the Supplementary Agreement and entered into a new supplementary agreement (the “Agreement”), pursuant to which the four parties agreed to execute the transfer of the equity interests based on the Original Agreement and the Equity Holders agreed to sell their respective equity interests in Huimeijia to Xiuzheng Pharmacy. The transfer of 100% of the equity interests of Huimeijia to the Buyer was for total cash consideration of RMB 8,000,000 (approximately $1,306,186) (the “Purchase Price”) to the Equity Holders. Pursuant to the Agreement, 40% of the Purchase Price is due within 10 business days after the signing of the Agreement; 40% of the Purchase Price is due within 10 business days after the completion of the changes in business registration described in the Original Agreement and Xiuzheng Pharmacy obtaining documents evidencing its ownership of Huimeijia; 15% of the Purchase Price is due within 10 business days after the transfer of all of the Assets is approved by the Heilongjiang FDA; and 5% of the Purchase Price is due within 10 business days after all of the Assets have been transferred to Xiuzheng Pharmacy, or its designee, and Humankind and Mr. Xin Sun have instructed Xiuzheng Pharmacy to complete the three-batches production of all forms of the drugs included in the Assets. As of the date of this report, 80% of the Purchase Price has been paid, because the Company has completed changes in its business registration, Xiuzheng Pharmacy has obtained a business license to Huimeijia that was issued by the local State Administration of Industry and Commerce in Harbin (“Harbin SAIC”) that reflects the recording of the ownership of Huimeijia as being held by Xiuzheng Pharmacy and with Harbin SAIC and the legal representative, a person that is authorized to take most of the corporate actions on behalf of a company under the corporate laws in China, of Huimeijia has been appointed by the Buyer. The transfer of all of the drug licenses to the Buyer and the payment of the remainder of the Purchase Price to the Equity Holders are still pending.

China Health US, China Health HK, Humankind, Huimeijia, and HLJ Huimeijia are collectively referred to herein as the “Company”.

As of September 30, 2018, the Company’s corporate structure was as follows:

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of the Company’s significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management (“Management”), which is responsible for the integrity and objectivity of the financial statements and notes. These accounting policies conform to generally accepted accounting principles in the United States ("US GAAP") and have been consistently applied in the preparation of the unaudited condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and Management believes that the disclosures are sufficient so that the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018. These unaudited condensed consolidated financial statements include all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and the results of operations of the Company. All such adjustments are of a normal and recurring nature. The results of operations of the Company for the three months ended September 30, 2018 may not be indicative of results that may be expected for the year ended June 30, 2019.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include China Health US and its three subsidiary companies, namely China Health HK, Humankind, and HLJ Huimeijia. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

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

Segment Reporting

FASB Accounting Standard Codification (“ASC”) Topic 280, “Segment Reporting”, established standards for reporting information about operating segments on a basis consistent with a company's internal organizational structure, as well as information about geographical areas, business segments, and major customers in financial statements for details on the Company's business segments. The Company has three reportable operating segments: Humankind, HLJ Huimeijia, and “Others”. The segments are grouped based on the types of products provided.

Fair Value of Financial Instruments

The provisions of FASB ASC Topic 820 accounting guidance that apply to the Company require all entities to disclose the fair value of financial instruments, including both assets and liabilities recognized and those not recognized on the balance sheets, for which it is practicable to estimate fair value, and defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value, and requires additional disclosures about the use of fair value measurements.

Various inputs are considered when determining the fair value of the Company’s debt. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. These inputs are summarized in the three broad levels listed below:

Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, credit risk, etc..

Level 3 – significant unobservable inputs, including the Company’s own assumptions in determining the fair value of investments.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or a nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets or liabilities carried and measured on a recurring basis during the reporting periods.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors, including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant discretion of Management. For other financial instruments, pricing inputs are less observable in the market and may require judgment of Management.

Translation of Foreign Currencies

Humankind and HLJ Huimeijia maintain their books and accounting records in the PRC currency “Renminbi” (“RMB”), which has been determined to be the Company’s functional currency.

Transactions denominated in currencies other than RMB are translated into RMB at the exchange rates prevailing on the dates of the respective transactions, as quoted by the Federal Reserve Board. Foreign currency exchange gains and losses resulting from these transactions are included in operations.

Humankind and HLJ Huimeijia’s financial statements are translated into the reporting currency, the United States Dollar (“USD”). Assets and liabilities of the aforementioned entities are translated at the prevailing exchange rate at the end date of each reporting period. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from the translation of these financial statements are reflected as accumulated other comprehensive income in shareholders’ equity and non-controlling interests.

Statement of Cash Flows

In accordance with Statement FASB ASC Topic 230, “Statement of Cash Flows”, cash flow from the Company's operations is calculated based upon the local currencies and translated to the reporting currency using an average foreign exchange rate for the reporting period. As a result, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily be the same as the corresponding balances on the balance sheet.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires Management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment changes. Significant estimates and assumptions by Management include, among others, useful life of long-lived assets and intangible assets, valuation of inventory, accounts receivable and notes receivable, impairment analysis of long-lived assets, construction in progress, intangible assets, and deferred taxes. While Management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use and which have original maturities of three months or less at the time of purchase.

As of September 30, 2018 and June 30, 2018, the Company’s uninsured bank balances were mainly maintained at financial institutions located in the PRC and Hong Kong. The uninsured bank balances were $31,940,188 and $32,614,910 as of September 30, 2018 and June 30, 2018, respectively. The Company had no insured bank balances as of September 30, 2018 and June 30, 2018.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business, but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on Management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. From November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales agents, whereas the payment terms for sales agents before November 1, 2013 were thirty (30) days. As of September 30, 2018 and June 30, 2018, the balances of accounts receivable were $2,109,203 and $1,512,678, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts, and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. The Company has determined that an allowance of $55,250 and $57,245 from the continuing operations of the Company was appropriate as of September 30, 2018 and June 30, 2018, respectively.

Advances to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials or to service providers for services relating to construction plans for its plants, equipment and production lines for GMP upgrading, and records these payments as advances to suppliers. As of September 30, 2018 and June 30, 2018, advances to suppliers amounted to $20,802 and $94,749, respectively.

Inventory

Inventory consists of raw materials, work in progress, and finished goods or manufactured products.

Inventory is stated at the lower of either cost or market value and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other subsidiaries of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor costs and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory, as well as inventory the value of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. The inventory allowance in the amounts of $154,591 and $160,394 were provided for as of September 30, 2018 and June 30, 2018, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment”, and FASB ASC Topic 205, “Presentation of Financial Statements”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve Management’s estimates on asset useful life and future cash flows. Actual useful life and cash flows could be different from those estimated by Management, which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. As of September 30, 2018 and June 30, 2018, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

Property, Plants and Equipment

Property, plants and equipment are carried at the lower of either cost or fair value. Maintenance, repairs and minor renewals are expensed as incurred, and major renewals and improvements that extend the life or increases the capacity of plant assets are capitalized.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are included in the results of operations in the reporting period of disposition.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The depreciable life applied are:

Buildings, Warehouses and Improvements	20 to 30 years
Office Equipment	3 to 7 years
Vehicles	5 to15 years
Machinery and Equipment	7 to 15 years

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other”. Intangible assets deemed to have indefinite life are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve Management’s estimates of asset useful life and future cash flows. Significant judgment of Management is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, the Company could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets, for the three months ended September 30, 2018 and 2017.

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

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by Management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, there was no impairments recorded for construction in progress, for the three months ended September 30, 2018 and 2017.

Revenue Recognition

The Company recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership, and risk of loss have transferred to the customer, persuasive evidence of an arrangement exists, and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit, subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience for the three months ended September 30, 2018 and 2017.

Cost of Goods Sold

Cost of goods sold consists primarily of the costs of raw materials, freight charges, direct labor, depreciation of plants and machinery, warehousing and overhead costs associated with the manufacturing process, and commission expenses.

Income Taxes

The Company has adopted FASB ASC Topic 740, “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years based on the differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

The application of tax laws and regulations is subject to legal and factual interpretation, judgment, and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. Therefore, the actual liability may be materially different from the Company’s estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities or deferred tax asset valuation allowance.

Enterprise Income Tax

Under the Provisional Regulations of the PRC Concerning Income Tax on Enterprises promulgated by the PRC (the “EIT Law”), income tax is payable by enterprises at a rate of 25% of their taxable income.

Value Added Tax

The Provisional Regulations of the PRC Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax (“VAT”) is imposed on goods sold in, or imported into, the PRC, and on processing, repair and replacement services provided within the PRC.

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 16% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. As of September 30, 2018 and June 30, 2018, VAT payables were $160,533 and $132,439, respectively.

Sales-Related Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual aggregate VAT paid by the Company as taxes for the purposes of maintaining and building cities and educational facilities, which fees are included as sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. Sales-related taxes were $33,157 and $29,644 for the three months ended September 30, 2018 and 2017, respectively.

Concentrations of Business and Credit Risks

All of the Company’s manufacturing takes place in the PRC. There can be no assurance that the Company will be able to successfully continue to manufacture its products and failure to do so would have a material adverse effect on the Company’s financial position, results of operations, and cash flows. Also, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond Management’s control. These contingencies include general economic conditions, prices of raw materials, competition, governmental and political conditions, and changes in regulations. Since the Company is dependent on trade in the PRC, the Company is subject to various additional political, economic, and other uncertainties. Among other risks, the Company’s operations will be subject to the risks of restrictions on transfer of funds, domestic customs, changing taxation policies, foreign exchange restrictions, and political and governmental regulations.

The Company operates in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and RMB. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting periods.

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the three months ended September 30, 2018 and 2017, the Company had no potential dilutive common stock equivalents outstanding.

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

Recent Accounting Pronouncements

Revenue Recognition: In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company in its first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 (full retrospective method); or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09 (modified retrospective method). The Company is currently assessing the impact to its consolidated financial statements, and has not yet selected a transition approach.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The objective is to clarify the two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for these areas. The ASU affects the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. The Company will adopt the new standard beginning on July 1, 2018, using the modified retrospective transition method. The Company finalized its analysis and the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and its internal controls over financial reporting.

Except for the ASU above, in the period from January 1, 2018 to September 30, 2018, the FASB has issued ASU No. 2018-01 through ASU 2018-015, which are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable were $2,053,953 and $1,455,433, net of allowances for doubtful accounts amounting to $55,250 and $57,245, as of September 30, 2018 and June 30, 2018, respectively.

NOTE 4 - INVENTORY

Inventory from the continuing operations of the Company consisted of following:

	September 30,	June 30,
	2018	2018
Raw Materials	$354,197	$219,735
Supplies and Packing Materials	88,186	132,329
Work-in-Progress	19,232	22,083
Finished Goods	205,357	78,250
Total	$666,972	$452,397

The inventory allowance in the amounts of $154,591 and $160,394 were provided for as of September 30, 2018 and June 30, 2018, respectively.

NOTE 5 - CONSTRUCTION IN PROGRESS

Construction in progress from the continuing operations of the Company consisted of the following:

	September 30,	June 30,
	2018	2018
Plant - HLJ Huimeijia	$1,132,066	$1,116,652
Factory Maintenance - HMK	27,183	18,182
Total	$1,159,249	$1,134,834

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for construction of the HLJ Huimeijia plant. The estimated total cost of construction was approximately $1.86 million (RMB 12,800,000), and construction was anticipated to be completed by December 2016. As of Sep 30, 2018, approximately 61% of construction had been completed and $1,132,066 (RMB7,775,387) has been recorded as a cost of construction in progress.

NOTE 6 - PROPERTY, PLANTS AND EQUIPMENT

Property, plants and equipment consisted of the following:

	September 30,	June 30,
	2018	2018
Building, Warehouses and Improvements	$3,361,702	$3,487,904
Machinery and Equipment	1,626,089	1,589,195
Office Equipment	75,067	71,927
Vehicles	202,171	209,760
Others	909,975	944,138
Less: Accumulated Depreciation	(2,560,097)	(2,578,434)
Total	$3,614,907	$3,724,490

Depreciation expenses was $75,657 and $109,310 for the three months ended September 30, 2018 and 2017, respectively. Depreciation expenses charged to operations was $23,375 and $82,884 for the three months ended September 30, 2018 and 2017, respectively. Depreciation expenses charged to cost of goods sold was $52,282 and $26,426 for the three months ended September 30, 2018 and 2017, respectively.

NOTE 7 - INTANGIBLE ASSETS

The following is a summary of intangible assets from the continuing operations of the Company:

	September 30, 2018	June 30, 2018
Land Use Rights – Humankind	$922,786	$957,428
Health Supplement Product Patents – Humankind	4,367,883	4,531,858
Pharmaceutical Patents - HLJ Huimeijia	380,613	394,902
Land Use Rights - HLJ Huimeijia	631,172	654,867
Less: Accumulated Amortization	(3,169,034)	(3,166,554)
Total	$3,133,420	$3,372,501

All land in the PRC belongs to the government of the PRC. Enterprises and individuals can pay the PRC government a fee to obtain the right to use a piece of land for commercial purposes or residential purposes for an initial period of 50 years or 70 years. These land use rights can be sold, purchased, and exchanged in the market. The successive owner of the land use right will have the right to use the land for the time remaining on the initial period.

Amortization expenses was $118,147 and $69,917 for the three months ended September 30, 2018 and 2017, respectively.

NOTE 8 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun, consisted of the following:

	September 30, 2018	June 30, 2018
Mr. Xin Sun	$6,417,287	$6,358,406
Mr. Kai Sun	34,046	35,324
Total	$6,451,333	$6,393,730

These loans are unsecured, non-interest bearing, and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun is a PRC citizen and a family member of Mr. Xin Sun, the CEO of the Company.

NOTE 9 - INCOME TAXES

(a) Corporate income taxes

United States

China Health US was organized in the United States. China Health US had no taxable income for US income tax purposes for the three months ended September 30, 2018 and 2017. As of September 30, 2018, China Health US had a net operating loss carry forward for United States income tax purposes. Net operating loss carry forwards are available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and the continued losses of its US entity. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the three months ended September 30, 2018 and 2017. Management reviews this valuation allowance periodically and makes adjustments accordingly.

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

The provision for income taxes from the continuing operations of the Company consisted of the following for the three months ended September 30, 2018 and 2017:

	For the Three Months Ended
	September 30,
	2018	2017
Current provision:
USA	$-	$-
PRC	307,669	39,652
Total current provision	307,669	39,652
Deferred provision:
USA	-	-
PRC	-	-
Total deferred provision	-	-
Total provision for income taxes	$307,669	$39,652

Significant components of deferred tax assets from the continuing operations of the Company were as follows:

	September 30,	June 30,
	2018	2018
Deferred tax assets
Net operating loss carry forward	$660,269	$653,936
Allowances for doubtful accounts	13,813	13,962
Valuation allowance	(671,847)	(665,928)
Total	$2,235	$1,970

(b) Uncertain tax positions

There were no unrecognized tax benefits as of September 30, 2018 and June 30, 2018. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the three months ended September 30, 2018 and 2017, the Company did not incur any interest or penalties arising from its tax payments.

NOTE 10 - EARNINGS/(LOSS) PER SHARE

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

Potential common shares issued are calculated using the treasury stock method, which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing dilutive earnings per share. It assumes that any proceeds would be used to purchase common stock at the average of the market price of the common stock during the period.

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the three months ended September 30, 2018 and 2017, the Company did not have potential dilutive shares. The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended
	September 30,
	2018	2017

Net income/(loss) attributable to China Health Industries Holdings	$632,214	$(179,170)

Net income/(loss) per share:

Net income/(loss) from continuing operation per share Basic & diluted	0.0096	(0.0027)

Weighted average shares outstanding:
Basic & diluted	$65,539,737	$65,539,737

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company’s assets are located in the PRC and revenues are derived from operations in the PRC.

In terms of industry regulations and policies, the economy of the PRC has been transitioning from a planned economy to a market oriented economy. Although in recent years the PRC government has implemented measures emphasizing the utilization of market forces for economic reforms, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in the PRC is still owned by the PRC government. For example, all land is state owned and leased to business entities or individuals through the PRC government’s granting of land use rights. The granting process is typically based on government policies at the time of granting and can be lengthy and complex. This process may adversely affect the Company’s future manufacturing expansions. The PRC government also exercises significant control over the PRC’s economic growth through the allocation of resources and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures.

The Company faces a number of risks and challenges not typically associated with companies in North America or Western Europe, because its assets exist solely in the PRC, and its revenues are derived from its operations therein. The PRC is a developing country with an early stage market economic system, which is overshadowed by the state. Its political and economic systems are very different from the more developed countries and are in a state of change. The PRC also faces many social, economic, and political challenges that may produce major shocks, instabilities, and even crises, in both its domestic arena and in its relationships with other countries, including the United States. Such shocks, instabilities, and crises may in turn significantly and negatively affect the Company’s performance.

The Company had no rental commitments as of September 30, 2018.

NOTE 12 - MAJOR SUPPLIERS AND CUSTOMERS

For the three months ended September 30, 2018, the Company had three suppliers that in the aggregate accounted for 86% of the Company’s purchases for continuing operations, with each supplier accounting for 37%, 36%, and 13%, respectively.

For the three months ended September 30, 2017, the Company had two suppliers that accounted for 88% of the Company’s purchases.

For the three months ended September 30, 2018, the Company had six customers that in the aggregate accounted for 84% of the Company’s total sales for continuing operations, with each customer accounting for 21%, 17%, 15%, 12%, 11%, and 8%, respectively.

For the three months ended September 30, 2017, the Company had six customers that in the aggregate accounted for 67% of the Company’s total sales for continuing operations, with each customer accounting for 17%, 13%, 12%, 9%, 9%, and 7%, respectively.

NOTE 13 - SEGMENT REPORTING

The Company is organized into the following three main business segments based on the types of products being provided to customers: HLJ Huimeijia, Humankind, and “Others”. Each of the three aforementioned operating segments has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including information regarding revenue, gross margin, operating income, and net income, from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net loss by segment.

The following tables present summary information by segment for the three months ended September 30, 2018 and 2017, respectively:

	For the Three Months Ended September 30, 2018				For the Three Months Ended September 30, 2017
	HLJ				HLJ
	Huimeijia	Humankind	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$16,317	$2,125,508	$-	$2,141,825	$-	$1,515,967	$-	$1,515,967
Cost of revenues	20,465	453,276	-	473,741	-	979,633	-	979,633
Gross profit	(4,148)	1,672,232	-	1,668,084	-	536,334	-	536,334
Interest expense	-	-	2	2	23,340	-	-	23,340
Depreciation and amortization	7,005	134,517	-	141,522	31,201	110,653	-	141,854
Income tax	-	307,669	-	307,669	-	39,652	-	39,652
Net income (loss)	(153,945)	924,364	(138,295)	632,214	(179,144)	118,957	(118,983)	(179,170)
Total capital expenditures	20,212	80,860	-	101,072	-	-	-	-
Total assets	$3,468,398	$39,812,246	$70,911	$42,650,518	$3,423,860	$38,959,019	$690	$42,383,569

NOTE 14 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there are no additional items to disclose except for the aforementioned matters.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under this caption as well as under captions elsewhere in this document, are forward-looking statements. In some cases, these statements are identifiable through the use of words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”, “can”, “could”, “may”, “should”, “will”, “would”, and similar expressions. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements, which reflect our view only as of the date of this report.

Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

●	the effect of political conditions, economic conditions, market conditions, and geopolitical events;

●	legislative and regulatory changes that affect our business;

●	the availability of funds and working capital; and

●	the actions and initiatives of current and potential competitors.

Except as required by applicable laws, regulations, or rules, we do not undertake any responsibility to publicly release any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by any forward-looking statements.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto as filed with the SEC and other financial information contained elsewhere in this report.

Except as otherwise indicated by the context, references in this report to “we”, “us”, “our”, “the Registrant”, “our Company”, or “the Company” are to China Health Industries Holdings, Inc., a Delaware corporation, China Health Industries Holdings Limited, a limited liability company incorporated under the laws of Hong Kong, its wholly owned subsidiary in China, Harbin Humankind Biology Technology Co. Limited (“Humankind”), and indirect wholly owned subsidiary, Heilongjiang Huimeijia Pharmaceutical Co., Ltd. (“HLJ Huimeijia”). Unless the context otherwise requires, all references to (i) the “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iii) “RMB” are to Renminbi Yuan of China; (iv) “Securities Act” are to the Securities Act of 1933, as amended; and (v) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Business Overview

Our principal business operations are conducted through our wholly-owned subsidiaries, Humankind and HLJ Huimeijia.

The Company owns a GMP-certified plant and production facilities and has the capacity to produce 21 different CFDA-approved medicines, 14 CFDA-approved health supplement products and 8 hemp derivative products in soft capsule, hard capsule, tablet, granule, oral liquid forms. These products address the needs of some key sectors in China, including the feminine, geriatric, and children’s markets.

HLJ Huimeijia was founded on October 30, 2003 and its latest GMP certificate is effective until April 24, 2023. HLJ Huimeijia engages in the manufacture and distribution of tincture, ointments, rubber paste, including hormones, topical solution, suppositories, enemas, oral liquids, and liniment, including traditional Chinese medicine extractions. HLJ Huimeijia’s predecessor was Heilongjiang Xue Du Pharmaceutical Co., Ltd., which established brand recognition in the market through its supply of high-quality drug products. HLJ Huimeijia is a “high and new technology” enterprise that provides the most comprehensive types of topical medical products in Heilongjiang Province, a northeastern province of China.

On December 24, 2014, Humankind entered into a stock transfer agreement (the “Original Agreement”) with Xiuzheng Pharmaceutical Group Co., Ltd. a company incorporated under the laws of the PRC and located in Jilin province (“Xiuzheng Pharmacy” or the “Buyer”), Mr. Xin Sun, the CEO of the Company, and Huimeijia, 99% owned by Humankind and 1% owned by Mr. Xin Sun. Pursuant to the Original Agreement, Humankind and Mr. Xin Sun (the “Equity Holders”), would sell their respective equity interests in Huimeijia to Xiuzheng Pharmacy. On February 9, 2015, the four parties (i.e. Humankind, Xiuzheng Pharmacy, Mr. Xin Sun and Huimeijia) entered into a supplementary agreement (the “Supplementary Agreement”) to modify the terms of the Original Agreement, pursuant to which, the Equity Holders and Huimeijia (collectively the “Asset Transferors”) would only sell 19 drug approval numbers (the “Assets”) to Xiuzheng Pharmacy. The Equity Holders would have retained their equity interests in Huimeijia, but would have pledged such equity interests to Xiuzheng Pharmacy until the Assets were transferred. On October 12, 2016, the four parties agreed to rescind the Supplementary Agreement and entered into a new supplementary agreement, pursuant to which the parties agreed to execute the transfer of the equity interests based on the Original Agreement and the Equity Holders sold their respective equity interests in Huimeijia to Xiuzheng Pharmacy for total cash consideration of RMB 8,000,000 (approximately $1,306,186, the “Purchase Price”) to the Equity Holders. On October 12, 2016, Huimeijia has completed changes in its business registration, and Xiuzheng Pharmacy has obtained a new business license issued by the local State Administration of Industry and Commerce in Harbin (“Harbin SAIC”) for Huimeijia, in which Huimeijia’s ownership is recorded as held by Xiuzheng Pharmacy with Harbin SAIC, and the legal representative (a person that is authorized to take most of corporate actions on behalf of a company under PRC corporate laws) of Huimeijia has been appointed by the Buyer.

Our business is conducted through our sales agents and sales personnel. We sell our products directly to end customers through our own sales personnel as well as our sales agents, operating primarily in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing and Gansu, where most of our revenues are generated. Sales by agents in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing, and Gansu provinces accounted for 21%, 17%, 15%, 12%, 11%, and 8% of our total sales, respectively, for the three months ended September 30, 2018. Although we do not currently sell our products online, we expect to do so in the future.

Results of Operations

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

The following table summarizes the top lines of the results of our operations for the three months ended September 30, 2018 and 2017, respectively:

	September 30,	September 30,
	2018	2017	Variance	%
Revenues	$2,141,825	$1,515,967	$625,858	41.28%
Humankind	2,125,508	$1,515,967	$609,541	40.21%
HLJ Huimeijia	16,317	-	16,317	-
Cost of Goods Sold	$473,741	$979,633	$(505,892)	(51.64)%
Humankind	453,276	$979,633	$526,357	(53.73)%
HLJ Huimeijia	20,465	-	20,465
Gross Profit	$1,668,084	$536,344	$1,131,740	211.01%
Humankind	1,672,232	536,344	1,135,888	211.78%
HLJ Huimeijia	(4,148)	-	(4,148)	-

Revenue

Total revenues increased by $625,858 or 41.28% for the three months ended September 30, 2018, as compared to the same period in 2017. The increase in revenues was primarily due to an increase of $609,541 or 40.28% in Humankind’s revenues and an increase of $16,317 in HLJ Huimeijia’s revenues for the three months ended September 30, 2018 as compared to the same period in 2017. The increase in Humankind’s sales revenues was primarily due to the increase demand of the newly launched products. The increase in HLJ Huimeijia’s sales revenue was primarily due to small-scale production after obtaining a new GMP certificate.

Our total cost of sales decreased by $505,892 or 51.64% for the three months ended September 30, 2018 as compared to the same period in 2017. The significant decline in the cost of the main business was mainly due to the lower unit cost of new products and the fact that the old products were no longer sold for the three months ended September 30, 2018 compared with the same period in 2017. The increase in HLJ Huimeijia cost of sales was primarily due to the small-scale production.

Our gross margin increased by $1,131,740 or 211.01% for the three months ended September 30, 2018 as compared to the same period in 2017. This change was consistent with the change in the main products in Humankind. As HLJ Huimeijia resumed production for a short period of time, the output of the product is small, but the fixed cost of the apportionment has not decreased, resulting in high cost of the product. After the Company operates normally, the cost will return to a reasonable level.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the three months ended September 30, 2018 and 2017 respectively:

	September 30, 2018			September 30, 2017
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Waterlilies Soft Capsules (Sailuozhi)	-	-	-	5,502	$333,826	22.02%
Propolis and Black Ant Capsules	-	-	-	40,669	1,182,141	77.98%
Hemp Oil	35,325	$1,426,600	66.61%	-	-	-
Collagen Peptide	18,376	505,926	23.62%	-	-	-
Hemp Polypeptide	3,401	133,358	6.23%	-	-	-
Hemp Protein Powder	2,160	59,624	2.78%	-	-	-
HLJ Huimeijia
Muskiness Bone Strengthener Paste	30,273	11,415	0.52%	-	-	-
Indometacin and Furazolidone Suppositories	1,730	1,513	0.07%	-	-	-
ShangBiTongDing	1,600	2,009	0.09%	-	-	-
Enema Glycerini	620	46	0.00%	-	-	-
Essence repair liquid	30	426	0.02%	-	-	-
Revitalizing Essence	30	323	0.01%	-	-	-
Anti aging eye cream	30	220	0.01%	-	-	-
Moisturizing cream	30	361	0.02%	-	-	-
Ge Hong Beriberi Water	10	4	0.00%	-	-	-
Total	93,615	$2,141,825	100.00%		$1,515,967	100.00%

Operating Expenses

The following table summarizes our operating expenses for the three months ended September 30, 2018 and 2017, respectively:

	September 30, 2018	September 30, 2017	Variance	%
Operating Expenses
Selling, general and administrative	$613,992	$557,852	$56,140	10.06%
Depreciation and amortization	141,522	141,854	(332)	(0.23%)
Total Operating Expenses	$755,514	$699,706	$55,808	7.98%

Total operating expenses for the three months ended September 30, 2018 were $755,514 or 7.98% higher than in the corresponding period in 2017. The increase in operating expenses was primarily attributable to increase of $56,140 or 10.06% in selling, general and administrative expenses. The increase in selling, general and administrative expenses was mainly due to the increase of staff cost which is positively related with the increase of revenue for the three months ended September 30, 2018 as compared to the same period in 2017. The decrease in depreciation and amortization expenses was primarily attributed to an unfavorable foreign exchange rate for the three months ended September 30, 2018, as compared to the same period in 2017.

Interest Income and Interest Expense

Interest income was $28,126 for the three months ended September 30, 2018, as compared to $24,340 for the three months ended September 30, 2017. This increase of $3,786, or 16%, was mainly due to the increased average balance of bank deposits compared with the same period of 2017.

Interest expense was $2 for the three months ended September 30, 2018, as compared to $23,340 for the three months ended September 30, 2017. The decrease of interest expense was mainly due to the maturity of short-term loan.

Investment Income

During the three months ended September 30, 2018 and 2017, investment income was nil.

Income Taxes

Income taxes significantly increased by $268,017, or 676%, from $39,652 for the three months ended September 30, 2017 to $307,669 for the three months ended September 30, 2018. The increase in income taxes was due to the significant increase of the Company’s income from operations in the amount of $1,075,942, from the net loss of $163,372 for the three months ended September 30, 2017 to the net income of $912,570 for the three months ended September 30, 2018.

Net Income (Loss) and Net Income (Loss) Per Share

Net Income was $632,214 for the three months ended September 30, 2018, as compared to the net loss $179,170 for the three months ended September 30, 2017. This increase of $811,384 in net profit was primarily attributable to an increase of $805,407 in Humankind.

Net Income per share was $0.0096 for the three months ended September 30, 2018 and net loss $0.0027 for the three months ended September 30, 2017, respectively. This increase was primarily a result of the aforementioned increase in net profit.

Liquidity and Capital Resources

We believe our current working capital position, together with our expected future cash flows from operations and loans from our major shareholder, will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements, and other contractual obligations for at least the next twelve months. However, this belief is based upon many assumptions and is subject to numerous risks, and there can be no assurance that we will not require additional funding in the future.

The following table summarizes our cash and cash equivalents positions, our working capital, and our cash flow activities as of September 30, 2018 and June 30, 2018 and for the three months ended September 30, 2018 and 2017:

	September 30, 2018	June 30, 2018
Cash and cash equivalents	$31,940,188	$32,614,910
Working capital	$26,644,390	$26,980,373
Inventories	$666,972	$452,397

	2018	2017
For the three months ended September 30:
Cash provided by (used in):
Operating activities	$673,512	$388,877
Investing activities	$(167,160)	$9,887,456
Financing activities	$-	$85,085

For the three months ended September 30, 2018, our net decrease in cash and cash equivalents totaled $674,722, which total was comprised of net cash provided by operating activities in the amount of $673,512, net cash used in investing activities in the amount of $167,160 and the effect of prevailing exchange rates on our cash position of $1,181,074.

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

Our working capital at September 30, 2018 was $26,644,390, compared to working capital of $26,980,373 at June 30, 2018. This decrease of $335,983 or 1.25% was primarily attributable to the increase of taxes payable in the amount of $236,857 and the increase of amounts due to related parties in the amount of $57,603.

Net cash provided by operating activities was $673,512 for the three months ended September 30, 2018, primarily attributable to an increase of taxes payable in the amount of $250,981 and the increase of amounts due to related parties in the amount of $274,510. Net cash used in investing activities was $167,160 for the three months ended September 30, 2018, primarily due to expenditures in property, plant and equipment of $101,072. The negative effect of exchange rate changes on cash and cash equivalents in the amount of $1,181,074 for the three months ended September 30, 2018 was mainly a result of the effect of the valuation of the RMB against the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 6.6202 to 1 and 6.8683 to 1 as of June 30, 2018 and September 30, 2018, respectively, and the average exchange rate from USD to RMB was 6.8048 for the three months ended September 30, 2018.

Net cash provided by operating activities was $388,877 for the three months ended September 30, 2017, primarily attributable to a decrease in accounts receivables in the amount of $452,203 and the increase of amounts due to related parties in the amount of $116,419. Net cash used in investing activities was $9,887,456 for the three months ended September 30, 2017, primarily due to expenditures in short-term investments of $8,997,661 and proceeds from short term investment in the amount of $899,766. Net cash provided by financing activities was $85,085 for the three months ended September 30, 2017. The positive effect of exchange rate changes on cash and cash equivalents in the amount of $433,815 for the three months ended September 30, 2017 was mainly a result of the effect of the valuation of the RMB against the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 6.7793 to 1 and 6.6533 to 1 as of June 30, 2017 and September 30, 2017, respectively, and the average exchange rate from USD to RMB was 6.6684 for the three months ended September 30, 2017.

Other than as described in this report, we haves no present agreements or commitments with respect to any material acquisitions of businesses, products, product rights, technologies, or any other material capital expenditures. However, the we will continue to evaluate acquisitions of, and/or investments in, products, technologies, capital equipment or improvements, or companies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments. We may not be able to obtain such financing on commercially reasonable terms, if at all. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Related Party Debts

We had related party debts in the amount of $6,451,333 as of September 30, 2018, as compared to $6,393,730 as of June 30, 2018, an increase of $57,603 or 0.90%. Our related party debts mainly consist of a loan from Mr. Xin Sun, the CEO of the Company. The loan is unsecured, non-interest bearing, and has no fixed terms of repayment. There was no written agreement for the loan. See Note 8.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to its financial position or results of operations.

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

There have been no material changes during the three months ended September 30, 2018 in the Company’s significant accounting policies to those previously disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to Management, including the Company’s chief executive and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

At the conclusion of the period ended September 30, 2018, the Company carried out an evaluation, under the supervision and with the participation of Management, including the Company’s principal executive and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Company’s principal executive and principal financial officer concluded that, due to the material weakness in the Company’s internal controls over financial reporting as discussed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2018, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Despite the material weakness referenced above, Management believes that the Company’s unaudited condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented because the Company has retained a consultant who has U.S. GAAP experience to assist the Company in the preparation of its unaudited condensed consolidated financial statements.

Changes in Internal Controls over Financial Reporting

No changes in the Company’s internal controls over financial reporting have come to Management’s attention during the quarter ended September 30, 2018 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Controls

Management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

PART II - OTHER INFORMATION

Item 6.	Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

/s/ Xin Sun
By:	Xin Sun
Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Date:	November 14, 2018

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

