Form 10-Q
period 2018-12-31
China Health Industries Holdings, Inc.
filed 2019-02-14
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2018

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

86-451-88100688
(Issuer’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
( Do not check if a smaller reporting company )	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 8, 2019, there were 65,539,737 shares of common stock, $0.0001 par value per share, issued and outstanding.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets As of December 31, 2018 and June 30, 2018 (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three Months and Six Months Ended December 31, 2018 and 2017 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows For the Six Months Ended December 31, 2018 and 2017 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements As of December 31, 2018 (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II	OTHER INFORMATION	26

Item 6.	Exhibits	26

Signatures		27

Exhibits/Certifications		28

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED

BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2018	2018
ASSETS

Current assets
Cash and cash equivalents	$32,748,905	$32,614,910
Accounts receivable, net	2,676,783	1,455,433
Inventory	820,343	452,397
Other receivables, net	27,390	30,611
Advances to suppliers	18,791	94,749
Prepayments	47,530	20,462
Total current assets	36,339,742	34,668,562

Property, plants and equipment, net	3,542,840	3,724,490
Intangible assets, net	3,012,293	3,372,501
Construction in progress	1,174,800	1,134,834
Prepayments – Non-Current	19,387	30,212
Deferred tax assets	2,232	1,970
Total assets	$44,091,294	$42,932,569

LIABILITIES AND EQUITY

Current liabilities
Short-term loans	$-	$-
Accounts payable and accrued expenses	499,971	400,109
Other payables	76,341	67,800
Advances from customers	377,560	163,459
Related party debts	6,419,954	6,393,730
Wages payable	290,112	234,668
Taxes payable	776,553	428,423
Total current liabilities	8,440,491	7,688,189

Equity
Common stock, ($0.0001 par value per share, 300,000,000 shares authorized, 65,539,737 and 65,539,737 shares issued and outstanding as of December 31, 2018 and June 30, 2018, respectively)	6,554	6,554
Additional paid-in capital	521,987	521,987
Accumulated other comprehensive income (loss)	(567,756)	775,302
Statutory reserves	38,679	38,679
Retained earnings	35,651,339	33,901,858
Total stockholders’ equity	35,650,803	35,244,380
Total equity	35,650,803	35,244,380

Total liabilities and equity	$44,091,294	$42,932,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the three Months		For the Six Months
	Ended		Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017

REVENUE	$2,714,157	$1,809,040	$4,855,982	$3,325,007

COST OF GOODS SOLD	688,076	1,153,077	1,161,817	2,132,710

GROSS PROFIT	2,026,081	655,963	3,694,165	1,192,297

OPERATING EXPENSES
Selling, general and administrative expenses	406,305	625,606	1,020,295	1,183,458
Depreciation and amortization expenses	142,758	66,750	284,280	208,604
Total operating expenses	549,063	692,356	1,304,575	1,392,062

INCOME (LOSS) FROM OPERATIONS	1,477,018	(36,393)	2,389,590	(199,765)

OTHER INCOME/(EXPENSES)
Interest income	26,590	27,863	54,716	52,203
Interest expense	(1)	(25,062)	(3)	(48,402)
Other income/(expenses), net	15,973	147	15,597	36,138
Bank charges	(274)	(415)	(709)	(877)
Exchange Gain	-	12,675	-	-
Total other income, net	42,288	15,208	69,601	39,062

INCOME/(LOSS) BEFORE INCOME TAXES	1,519,306	(21,185)	2,459,191	(160,703)

Provision for income taxes	(402,041)	(89,388)	(709,710)	(129,040)

NET INCOME (LOSS)	1,117,265	(110,573)	1,749,481	(289,743)

Foreign currency translation loss	(44,937)	789,814	(1,343,060)	3,035,658

COMPREHENSIVE INCOME	1,072,328	679,241	406,421	2,745,915
Basic & diluted income (loss) per share	$0.0170	$(0.0017)	$0.0267	$(0.0044)

Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	65,539,737	65,539,737	65,539,737	65,539,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	December 31,	December 31,
	2018	2017
Cash Flows from Operating Activities
Net income (loss) available to China Health Industries Holdings	$1,749,481	$(289,743)
Net income (loss) from continuing operations	1,749,481	(289,743)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expenses	388,576	289,596
Provision for doubtful accounts	13	2,118
Provision for inventories	(154,767)	(60,719)
Deferred taxes loss/(gain)	(337)	(348)
Changes in operating assets and liabilities
Accounts receivable	(1,279,100)	157,408
Other receivables	2,079	(1,307)
Inventory	(231,096)	57,255
Advance to suppliers and prepaid expenses	54,401	(27,320)
Accounts payables and accrued expenses	115,066	(4,332)
Advance from customers and other payables	231,888	(3,694)
Amounts due to related parties	248,961	1,882,464
Wages payable	64,401	(17,560)
Taxes payable	360,982	(200,581)
Net cash provided by operating activities	1,550,548	1,783,237

Cash Flows from Investing Activities
Expenditure in short term investment	-	9,034,534
Purchases of property, plant and equipment	(112,055)	15,354
Expenditure in construction in progress	(82,709)	(18,338)
Disposal of property, plant and equipment	-	361
Proceeds from disposal of subsidiaries	-	903,453
Net cash used in investing activities	(194,764)	9,935,364

Cash Flows from Financing Activities
Proceeds from related party debts	-	85,085
Payment of short term loans	-	(1,505,756)
Net cash provided by financing activities	-	(1,420,671)

Effect of exchange rate changes on cash and cash equivalents	(1,221,789)	1,099,331

Net increase in cash and cash equivalents	133,995	11,397,261

Cash and cash equivalents, beginning balance	32,614,910	21,197,448

Cash and cash equivalents, ending balance	32,748,905	32,594,709

Supplemental cash flow information
Cash paid for income taxes	$420,968	$972,690
Cash paid for interest expense	$-	$48,400

Non-cash activities:
Loan from related party for the construction of a facility	$584,147	$479,985

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

China Health US, China Health HK, Humankind, and HLJ Huimeijia are collectively referred to herein as the “Company”.

As of December 31, 2018, the Company’s corporate structure was as follows:

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of the Company’s significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management (“Management”), which is responsible for the integrity and objectivity of the financial statements and notes. These accounting policies conform to generally accepted accounting principles in the United States (“US GAAP”) and have been consistently applied in the preparation of the unaudited condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and Management believes that the disclosures are sufficient so that the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018. These unaudited condensed consolidated financial statements include all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and the results of operations of the Company. All such adjustments are of a normal and recurring nature. The results of operations of the Company for the six months ended December 31, 2018 may not be indicative of results that may be expected for the year ended June 30, 2019.

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

Segment Reporting

FASB Accounting Standard Codification (“ASC”) Topic 280, “Segment Reporting”, established standards for reporting information about operating segments on a basis consistent with a company’s internal organizational structure, as well as information about geographical areas, business segments, and major customers in financial statements for details on the Company’s business segments. The Company has three reportable operating segments: Humankind, HLJ Huimeijia, and “Others”. The segments are grouped based on the types of products provided.

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

Statement of Cash Flows

In accordance with Statement FASB ASC Topic 230, “Statement of Cash Flows”, cash flow from the Company’s operations is calculated based upon the local currencies and translated to the reporting currency using an average foreign exchange rate for the reporting period. As a result, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily be the same as the corresponding balances on the balance sheet.

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

As of December 31, 2018 and June 30, 2018, the Company’s uninsured bank balances were mainly maintained at financial institutions located in the PRC and Hong Kong. The uninsured bank balances were $32,748,905 and $32,614,910 as of December 31, 2018 and June 30, 2018, respectively. The Company had no insured bank balances as of December 31, 2018 and June 30, 2018, respectively.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business, but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on Management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. From November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales agents, whereas the payment terms for sales agents before November 1, 2013 were thirty (30) days. As of December 31, 2018 and June 30, 2018, the balances of accounts receivable were $2,731,895 and $1,512,678, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts, and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. The Company has determined that an allowance of $55,112 and $57,245 from the continuing operations of the Company was appropriate as of December 31, 2018 and June 30, 2018, respectively.

Advances to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials or to service providers for services relating to construction plans for its plants, equipment and production lines for GMP upgrading, and records these payments as advances to suppliers. As of December 31, 2018 and June 30, 2018, advances to suppliers amounted to $18,791 and $94,749, respectively.

Inventory

Inventory consists of raw materials, work in progress, and finished goods or manufactured products.

Inventory is stated at the lower of either cost or market value and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other subsidiaries of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor costs and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory, as well as inventory, for which the value is in excess of net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. Inventory allowance was nil and $160,394 for the six months ended December 31, 2018 and June 30, 2018, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment”, and FASB ASC Topic 205, “Presentation of Financial Statements”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on the useful life and future cash flows of assets. Actual useful life and cash flows could be different from those estimated by management, which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of December 31, 2018 and June 30, 2018 the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other”. Intangible assets deemed to have indefinite life are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management’s estimates of the useful life and future cash flows of assets. Significant judgment of management is required in the forecast of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, the Company could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets, for the six months ended December 31, 2018 and 2017, respectively.

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

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there were no impairments recorded for construction in progress, for the six months ended December 31, 2018 and 2017, respectively.

Revenue Recognition

The Company recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exists and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience, for both continuing and discontinued operations, in the six months ended December 31, 2018 and 2017, respectively.

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

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the six months ended December 31, 2018 and 2017, the Company had no potential dilutive common stock equivalents outstanding.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The objective is to clarify the two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for these areas. The ASU affects the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. The Company adopted the new standard beginning on July 1, 2018, using the modified retrospective transition method. The Company does not believe the adoption of this guidance has a material impact on the Company’s consolidated financial statements and its internal controls over financial reporting.

Except for the ASU above, in the period from January 1, 2018 to December 31, 2018, the FASB has issued ASU No. 2018-01 through ASU 2018-015, which are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable were $2,676,783 and $1,455,433, net of allowances for doubtful accounts amounting to $55,112 and $57,245, as of December 31, 2018 and June 30, 2018, respectively.

NOTE 4 - INVENTORY

Inventory from the continuing operations of the Company consisted of following:

	December 31,	June 30,
	2018	2018
Raw Materials	$350,830	$219,735
Supplies and Packing Materials	68,108	132,329
Work-in-Progress	92,003	22,083
Finished Goods	309,402	78,250
Total	$820,343	$452,397

The inventory allowance in the amounts of nil and $160,394 were provided for as of December 31, 2018 and June 30, 2018, respectively.

NOTE 5 - CONSTRUCTION IN PROGRESS

Construction in progress of the Company consisted of the following:

	December 31,	June 30,
	2018	2018
Plant - HLJ Huimeijia	$1,146,968	$1,116,652
Factory Maintenance - Humankind	27,832	18,182
Total	$1,174,800	$1,134,834

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for construction of the HLJ Huimeijia plant. The estimated total cost of construction was approximately $1.86 million (RMB 12,800,000), and construction is anticipated to be completed in 2019. As of December 31, 2018, approximately 63% of construction had been completed and $1,174,800 (RMB 8,079,799) has been recorded as costs of construction in progress.

NOTE 6 - PROPERTY, PLANTS AND EQUIPMENT

Property, plants and equipment consisted of the following:

	December 31,	June 30,
	2018	2018
Building, Warehouses and Improvements	$3,357,164	$3,487,904
Machinery and Equipment	1,635,668	1,589,195
Office Equipment	74,966	71,927
Vehicles	201,897	209,760
Others	908,747	944,138
Less: Accumulated Depreciation	(2,635,602)	(2,578,434)
Total	$3,542,840	$3,724,490

Depreciation expenses were $154,199 and $175,057 for the six months ended December 31, 2018 and 2017, respectively. Depreciation expenses charged to operations were $49,903 and $94,064 for the six months ended December 31, 2018 and 2017, respectively. Depreciation expenses charged to cost of goods sold were $104,296 and $80,993 for the six months ended December 31, 2018 and 2017, respectively.

NOTE 7 - INTANGIBLE ASSETS

The following is a summary of intangible assets of the Company:

	December 31, 2018	June 30, 2018
Land Use Rights – Humankind	$921,540	$957,428
Health Supplement Product Patents – Humankind	4,361,987	4,531,858
Pharmaceutical Patents - HLJ Huimeijia	380,099	394,902
Land Use Rights - HLJ Huimeijia	630,320	654,867
Less: Accumulated Amortization	(3,281,653)	(3,166,554)
Total	$3,012,293	$3,372,501

All land in the PRC belongs to the government of the PRC. Enterprises and individuals can pay the PRC government a fee to obtain the right to use a piece of land for commercial purposes or residential purposes for an initial period of 50 years or 70 years as applicable. These land use rights can be sold, purchased, and exchanged in the market. Any successive owner of the land use right would have the right to use the land for the time remaining on the initial period.

Amortization expenses were $234,377 and $114,539 for the six months ended December 31, 2018 and 2017, respectively.

NOTE 8 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun, consisted of the following:

	December 31,	June 30,
	2018	2018
Mr. Xin Sun	$6,385,954	$6,358,406
Mr. Kai Sun	34,000	35,324
Total	$6,419,954	$6,393,730

These loans are unsecured, non-interest bearing and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun is a PRC citizen and a family member of Mr. Xin Sun, the CEO of the Company.

NOTE 9 - INCOME TAXES

(a) Corporate income taxes

United States

China Health US was organized in the United States. China Health US had no taxable income for US income tax purposes for the six months ended December 31, 2018 and 2017. As of December 31, 2018, China Health US had a net operating loss carry forward for United States income tax purposes. Net operating loss carry forwards are available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and the continued losses of its US entity. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the six months ended December 31, 2018 and 2017. Management reviews this valuation allowance periodically and makes adjustments accordingly.

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

	For the Three Months Ended				For the Six Months Ended
	December 31,				December 31,
	2018		2017		2018		2017
Current provision:
USA	$		$		$		$
China		402,041		89,388		709,710		129,040
Total current provision		402,041		89,388		709,710		129,040
Deferred provision:
USA
China
Total deferred provision
Total		$402,041		$89,388		$709,710		$129,040

Significant components of deferred tax assets from the continuing operations of the Company were as follows:

	December 31,	June 30,
	2018	2018
Deferred tax assets
Net operating loss carry forward	$676,947	$653,936
Allowances for doubtful accounts	13,778	13,962
Valuation allowance	(688,493)	(665,928)
Total	$2,232	$1,970

(b) Uncertain tax positions

There were no unrecognized tax benefits as of December 31, 2018 and June 30, 2018, respectively. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the six months ended December 31, 2018 and 2017, the Company did not incur any interest or penalties arising from its tax payments.

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

For the six months ended December 31, 2018 and 2017, the Company did not have potential dilutive shares. The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Net income/(loss) attributable to China Health Industries Holdings	$1,117,265	$(110,573)	$1,749,481	$(289,743)

Net income/(loss) per share:
Basic & diluted	$0.0170	$(0.0017)	$0.0267	$(0.0044)
Weighted average shares outstanding:
Basic & diluted	65,539,737	65,539,737	65,539,737	65,539,737

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

The Company faces a number of risks and challenges not typically associated with companies in North America or Western Europe, because its assets exist solely in the PRC, and its revenues are derived from its operations therein. The PRC is a developing country with an early stage market economic system, which is overshadowed by the state. Its political and economic systems are very different from the more developed countries and are in a state of change. The PRC also faces many social, economic and political challenges that may produce major shocks, instabilities and even crises in both its domestic arena and in its relationships with other countries, including the United States. Such shocks, instabilities and crises may in turn significantly and negatively affect the Company’s performance.

The Company had no rental commitments as of December 31, 2018.

NOTE 12 - MAJOR SUPPLIERS AND CUSTOMERS

For the six months ended December 31, 2018, the Company had three suppliers that in the aggregate accounted for 76% of the Company’s purchases for operations, with each supplier accounting for 46%, 16%, and 14%, respectively.

For the six months ended December 31, 2017, the Company had two suppliers that in the aggregate accounted for 88% of the Company’s purchases for operations, with each supplier accounting for 78% and 10%, respectively.

For the six months ended December 31, 2018, the Company had six customers that in the aggregate accounted for 84% of the Company’s total sales for operations, with each customer accounting for 21%, 17%, 15%, 12%, 11% and 8%, respectively.

For the six months ended December 31, 2017, the Company had six customers that in the aggregate accounted for 69% of the Company’s total sales for operations, with each customer accounting for 17%, 14%, 12%, 10%, 9% and 7%, respectively.

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

The following tables present summary information by segment for the three months ended December 31, 2018 and 2017, respectively:

	For the Three Months Ended December 31, 2018				For the Three Months Ended December 31, 2017
				Consolidated				Consolidated
				from				from
	HLJ			continuing	HLJ			continuing
	Huimeijia	Humankind	Others	operations	Huimeijia	Humankind	Others	operations
Revenues	$29,272	$2,684,885	$-	$2,714,157	$-	$1,809,040	$-	$1,809,040
Cost of revenues	34,919	653,157	-	688,076	-	1,153,077	-	1,153,077
Gross profit	(5,647)	2,031,728	-	2,026,081	-	655,963	-	655,963
Interest expense			1	1	25,061	-	1	25,062
Depreciation and amortization	11,823	130,935	-	142,758	1,941	64,809	-	66,750
Income tax		402,041		402,041	-	89,388	-	89,388
Net income (loss)	(77,027)	1,206,114	(11,822)	1,117,265	(346,474)	266,971	(310,70)	(110,573)
Total capital expenditures	72,974	20,719	-	93,963	-	-	-	-
Total assets	$3,610,890	$40,480,428	$(24)	$44,091,294	$3,455,816	$40,363,229	$(433,842)	$43,385,203

	For the Six Months Ended December 31, 2018				For the Six Months Ended December 31, 2017
				Consolidated				Consolidated
				from				from
	HLJ			continuing	HLJ			continuing
	Huimeijia	Humankind	Others	operations	Huimeijia	Humankind	Others	operations
Revenues	$45,589	$4,810,393	$-	$4,855,982	$-	$3,325,007	$-	$3,325,007
Cost of revenues	55,384	1,106,433	-	1,161,817	-	2,132,710	-	2,132,710
Gross profit	(9,795)	3,703,960	-	3,694,165	-	1,192,297	-	1,192,297
Interest expense			3	3	48,400		2	48,402
Depreciation and amortization	18,828	265,452	-	284,280	33,142	175,462	-	208,604
Income tax		709,710	-	709,710	-	129,040	-	129,040
Net income (loss)	(230,972)	2,130,480	(150,027)	1,749,481	(525,618)	385,928	(150,053)	(289,743)
Total capital expenditures	93,186	101,579	-	194,765	-	-	-	-
Total assets	$3,610,890	$40,480,428	$(24)	$44,091,294	$3,455,816	$40,363,229	$(433,842)	$43,385,203

NOTE 14 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there are no items to disclose under this section.

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

Except as otherwise indicated by the context, references in this report to “we”, “us”, “our”, “the Registrant”, “our Company” or “the Company” are to China Health Industries Holdings, Inc., a Delaware corporation, China Health Industries Holdings Limited, a limited liability company incorporated under the laws of Hong Kong, its wholly owned subsidiary in China, Harbin Humankind Biology Technology Co. Limited (“Humankind”) and indirect wholly owned subsidiary, Heilongjiang Huimeijia Pharmaceutical Co., Ltd. (“HLJ Huimeijia”). Unless the context otherwise requires, all references to (i) the “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar”, “$” and “US$” are to United States dollars; (iii) “RMB” are to Renminbi Yuan of China; (iv) “Securities Act” are to the Securities Act of 1933, as amended; and (v) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Business Overview

Our principal business operations are conducted through our wholly-owned subsidiaries, Humankind and HLJ Huimeijia.

The Company owns a GMP-certified plant and production facilities and has the capacity to produce 21 different CFDA-approved medicines, 14 CFDA-approved health supplement products and 8 hemp derivative products in soft capsule, hard capsule, tablet, granule and oral liquid forms. These products address the needs of some key sectors in China, including the feminine, geriatric, and children’s markets.

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

Our business is conducted through our sales agents and sales personnel. We sell our products directly to end customers through our own sales personnel as well as our sales agents, operating primarily in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing and Gansu, where most of our revenues are generated. Sales by agents in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing and Gansu provinces accounted for 21%, 17%, 15%, 12%, 11% and 8% of our total sales, respectively, for the six months ended December 31, 2018. Although we do not currently sell our products online, we expect to do so in the future.

Results of Operations

Three months ended December 31, 2018 compared to the three months ended December 31, 2017

The following table summarizes the top lines of the results of our operations for the three months ended December 31, 2018 and 2017, respectively:

	December 31,	December 31,
	2018	2017	Variance	%
Revenues	$2,714,157	$1,809,040	$905,117	50.03%
Humankind	2,684,885	$1,809,040	$875,845	48.41%
HLJ Huimeijia	29,272	-	29,272	-
Cost of Goods Sold	$688,076	$1,153,077	$(465,001)	(40.33%)
Humankind	653,157	$1,153,077	$(499,920)	(43.36%)
HLJ Huimeijia	34,919	-	34,919	-
Gross Profit	$2,026,081	$655,963	$1,370,118	208.87%
Humankind	2,031,728	655,963	1,375,765	209.7%
HLJ Huimeijia	(5,647)	-	(5,647)	-

Revenue

Total revenues increased by $905,117, or 50.03%, for the three months ended December 31, 2018, as compared to the same period in 2017. The increase in revenues was primarily due to an increase of $875,845 or 48.41% in Humankind’s revenues for the three months ended December 31, 2018, as compared to the same period in 2017. The increase in Humankind’s sales revenues was primarily due to the increased demand of new products. The increase in HLJ Huimeijia’s sales revenue was primarily due to small-scale production after obtaining a new GMP certificate.

Our total cost of sales decreased by $465,001, or 40.33% for the three months ended December 31, 2018, as compared to the same period in 2017. The decrease in the overall cost of sales was attributed to the decrease of $499,920 or 43.36% in Humankind’s cost of sales for the three months ended December 31, 2018 as compared to the same period in 2017. This decrease aligned with the decrease in sales volume of products sold by Humankind. The significant decline in the cost of the main business was mainly due to the lower unit cost of new products and the fact that the old products were no longer sold for the three months ended December 31, 2018, as compared with the same period in 2017. The increase in HLJ Huimeijia cost of sales was primarily due to the small-scale production.

Gross Profit

Our gross margin increased by $1,370,118, or 208.87%, for the three months ended December 31, 2018 as compared to the same period in 2017. This change was consistent with the change in the main products in Humankind. As HLJ Huimeijia resumed production for a short period of time, the output of the products is small, but the fixed cost of the apportionment has not decreased, resulting in high cost of the product. After the Company operates normally, the cost is expected to return to a reasonable level.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the three months ended December 31, 2018 and 2017 respectively:

	December 31, 2018			December 31, 2017
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Waterlilies Soft Capsules (Sailuozhi)	-	$-	-	6,153	$373,432	20.64%
Propolis and Black Ant Capsules	-	-	-	55,113	1,435,608	79.36%
Hemp Oil	31,278	$1,227,389	45.22%	-	-	-
Collagen Peptide	34,716	942,515	34.73%	-	-	-
Hemp Polypeptide	8,023	$316,297	11.65%	-	-	-
Hemp Protein Powder	7,309	198,674	7.32%	-	-	-
HLJ Huimeijia
Musk Bone Strengthener Paste	738	297	0.01%	-	-	-
Injury and Rheumatism relieving Paste	3,679	1,477	0.05%	-	-	-
Refining GouPi Cream	78,595	19,629	0.72%	-	-	-
Indometacin and Furazolidone Suppositories	2,426	2,000	0.07%	-	-	-
ShangBiTongDing	810	1,137	0.04%	-	-	-
Enema Glycerini	4,430	265	0.01%	-	-	-
Socks	2,650	2,528	0.09%	-	-	-
Towel	500	1,235	0.05%	-	-	-
Bath towel	40	434	0.02%	-	-	-
Soap	230	278	0.01%	-	-	-
Bubble net	50	2	0.00%	-	-	-
Total		$2,714,157	100%		$1,809,040	100.00%

Operating Expenses

The following table summarizes our operating expenses for the three months ended December 31, 2018 and 2017, respectively:

	December 31,	December 31,
	2018	2017	Variance	%
Operating Expenses
Selling, general and administrative	$406,305	$625,606	$(219,301)	(35.05% )
Depreciation and amortization	142,758	66,750	76,008	113.87%
Total Operating Expenses	$549,063	$692,356	$(143,293)	(20.7%)

Total operating expenses for the three months ended December 31, 2018 was $143,293 or 20.7% lower than in the corresponding period in 2017. The decrease in selling, general and administrative expenses for the three months ended December 31, 2018, as compared to the same period in 2017, was mainly due to the non-production expense, the non-existence of the write-off expense on the expired drugs for HLJ Huimeijia for the three months ended December 31, 2018, offset by the increase of salary and benefit due to HLJ Huimeijia’s resuming production for the three months ended December 31, 2018.

Interest Income and Interest Expense

Interest income was $26,590 for the three months ended December 31, 2018, as compared to $27,863 for the three months ended December 31, 2017. This increase of $1,273 or 4.57%, was mainly due to the increased average balance of bank deposits compared with the same period of 2017.

Interest expense was $1 for the three months ended December 31, 2018, as compared to $25,062 for the three months ended December 31, 2017. The decrease in interest expense was mainly due to the maturity of short-term loans.

Income Taxes

Income taxes significantly increased by $312,653 or 349.77%, from $89,388 for the three months ended December 31, 2017 to $402,041 for the three months ended December 31, 2018. The increase in income taxes was due to the significant increase of the Company’s income.

Net Income (Loss) and Net Income (Loss) Per Share

Net Income was $1,117,265 for the three months ended December 31, 2018, as compared to a net loss of $110,573 for the three months ended December 31, 2017. This increase of $1,227,838 in net profit was primarily attributable to an increase of $939,049 in the net income from Humankind.

Net Income per share was $0.0170 for the three months ended December 31, 2018 and net loss per share was $0.0017 for the three months ended December 31, 2017. This increase was primarily a result of the aforementioned increase in net profit.

Six months ended December 31, 2018 compared to the six months ended December 31, 2017

The following table summarizes the top lines of the results of our operations for the three months ended December 31, 2018 and 2017, respectively:

	December 31,	December 31,
	2018	2017	Variance	%
Revenues	$4,855,982	$3,325,007	$1,530,975	46.04%
Humankind	4,810,393	$3,325,007	$1,485,386	44.67%
HLJ Huimeijia	45,589	-	45,589	-
Cost of Goods Sold	$1,161,817	$2,132,710	$(970,893)	(45.52%)
Humankind	1,106,433	$2,132,710	$(1,026,277)	(48.12%)
HLJ Huimeijia	55,384	-	55,384	-
Gross Profit	$3,694,165	$1,192,297	$2,501,868	209.84%
Humankind	3,703,960	1,192,297	2,511,663	210.66%
HLJ Huimeijia	(9,795)	-	(9,795)	-

Revenue

Total revenues increased by $1,530,975, or 46.04% for the six months ended December 31, 2018, as compared to the same period in 2017. The increase in revenues was primarily due to an increase of $1,485,386 or 44.67% in Humankind’s revenues for the six months ended December 31, 2018, as compared to the same period in 2017. The increase in Humankind’s sales revenues was primarily due to the increased demand of the new products. The increase in HLJ Huimeijia’s sales revenue was primarily due to small-scale production after obtaining a new GMP certificate.

Our total cost of sales decreased by $970,893, or 45.52%, for the six months ended December 31, 2018, as compared to the same period in 2017. The decrease in the overall cost of sales was attributed to the decrease of $1,026,277 or 48.12% in Humankind’s cost of sales for the six months ended December 31, 2018, as compared to the same period in 2017. The significant decline in the cost of the main business was mainly due to the lower unit cost of new products and the fact that the old products were no longer sold for the six months ended December 31, 2018, as compared to the same period in 2017.

Gross Profit

Our gross margin increased by $2,501,868, or 209.84%, for the six months ended December 31, 2018, as compared to the same period in 2017. This change was consistent with the change in the main products in Humankind. As HLJ Huimeijia resumed production for a short period of time, the output of the product is small, but the fixed cost of the apportionment has not decreased, resulting in high cost of the products. After the Company operates normally, the cost is expected to return to a reasonable level.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the six months ended December 31, 2018 and 2017, respectively:

	December 31, 2018			December 31, 2017
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Waterlilies Soft Capsules (Sailuozhi)	-	$-	-	11,655	$707,258	21.27%
Propolis and Black Ant Capsules	-	-	-	95,782	2,617,749	78.73%
Hemp Oil	66,603	$2,653,999	54.65%	-	-	-
Collagen Peptide	53,092	1,448,442	29.83%	-	-	-
Hemp Polypeptide	11,424	$449,655	9.26%	-	-	-
Hemp Protein Powder	9,469	258,298	5.32%	-	-	-
HLJ Huimeijia			0.00%	-	-	-
Musk Bone Strengthener Paste	31,011	11,712	0.24%	-	-	-
Injury and Rheumatism relieving Paste	3,679	1,477	0.03%	-	-	-
Refining GouPi Cream	78,595	19,629	0.40%	-	-	-
Indometacin and Furazolidone Suppositories	4,156	3,513	0.07%	-	-	-
ShangBiTongDing	2,410	3,146	0.06%	-	-	-
Enema Glycerini	5,050	311	0.01%	-	-	-
Essence repair liquid	30	422	0.01%	-	-	-
Revitalizing Essence	30	320	0.01%	-	-	-
Anti aging eye cream	30	219	0.00%	-	-	-
Moisturizing cream	30	358	0.01%	-	-	-
Ge Hong Beriberi Water	10	4	0.00%	-	-	-
Socks	2,650	2,528	0.05%	-	-	-
Towel	500	1,235	0.03%	-	-	-
Bath towel	40	434	0.01%	-	-	-
Soap	230	278	0.01%	-	-	-
Bubble net	50	2	0.00%	-	-	-
Total		$4,855,982	100.00%		$3,325,007	100.00%

Operating Expenses

The following table summarizes our operating expenses for the six months ended December 31, 2018 and 2017, respectively:

	December 31,	December 31,
	2018	2017	Variance	%
Operating Expenses
Selling, general and administrative	$1,020,295	$1,183,458	$(163,163)	(13.79%)
Depreciation and amortization	284,280	208,604	75,676	36.28%
Total Operating Expenses	$1,304,575	$1,392,062	$(87,487)	(6.28%)

Total operating expenses for the six months ended December 31, 2018 was $1,304,575 or 6.28% lower than in the corresponding period in 2017. The decrease in selling, general and administrative expenses for the six months ended December 31, 2018, as compared to the same period in 2017, was mainly due to the non-production expense and the non-existence of the write-off expense from the expired drugs in HLJ Huimeijia for the six months ended December 31, 2018, offset by the increase of salary and benefit due to HLJ Huimeijia’s resuming production for the six months ended December 31, 2018.

Interest Income and Interest Expense

Interest income was $54,716 for the six months ended December 31, 2018, as compared to $52,203 for the six months ended December 31, 2017. This increase of $2,513 or 4.81%, was mainly due to the increased average balance of bank deposits compared with the same period of 2017.

Interest expense was $3 for the six months ended December 31, 2018, as compared to $48,402 for the six months ended December 31, 2017. The decrease in interest expense was mainly due to the maturity of short-term loan.

Income Taxes

Income taxes significantly increased by $580,670 or 449.99%, from $129,040 for the six months ended December 31, 2017 to $709,710 for the six months ended December 31, 2018. The increase in income taxes was due to the significant increase of the Company’s income from operations in the amount of $2,619,894.

Net Income (Loss) and Net Income (Loss) Per Share

Net Income was $1,749,481 for the six months ended December 31, 2018, as compared to the net loss $289,743 for the six months ended December 31, 2017. This increase of $2,039,224 in net profit was primarily attributable to an increase of $1,744,458 in Humankind.

Net Income per share was $0.0267 for the six months ended December 31, 2018 and net loss per share was $0.0044 for the six months ended December 31, 2017. This increase was primarily a result of the aforementioned increase in net profit.

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

The following table summarizes our cash and cash equivalents positions, our working capital, and our cash flow activities as of December 31, 2018 and June 30, 2018 and for the six months ended December 31, 2018 and 2017:

	December 31,	June 30,
	2018	2018
Cash and cash equivalents	$32,748,905	$32,614,910
Working capital	$27,899,251	$26,980,373
Inventories	$820,343	$452,397

	2018	2017
For the six months ended December 31:
Cash provided by (used in):
Operating activities	$1,550,548	$1,783,237
Investing activities	$(194,764)	$9,935,364
Financing activities	$-	$(1,420,671)

For the six months ended December 31, 2018, our net increase in cash and cash equivalents totaled $133,995, which total was comprised of net cash provided by operating activities in the amount of $1,550,548, net cash used in investing activities in the amount of $194,764 and the effect of prevailing exchange rates on our cash position of $1,221,789.

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

Our working capital as of December 31, 2018 was $27,899,251 compared to working capital of $26,980,373 as of June 30, 2018. This increase of $918,878 or 3.41% was primarily attributable to the increase of taxes payable in the amount of $348,130 and the increase of accounts receivable in the amount of $1,219,217.

Net cash provided by operating activities was $1,550,548 for the six months ended December 31, 2018, primarily attributable to an increase of taxes payable in the amount of $360,982 and an increase of amounts due to related parties in the amount of $248,961. Net cash used in investing activities was $194,764 for the six months ended December 31, 2018, primarily due to decrease in property, plant and equipment of $112,055. The negative effect of exchange rate changes on cash and cash equivalents in the amount of $1,221,789 for the six months ended December 31, 2018 was mainly a result of the effect of the valuation of the RMB against the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 6.2000 to 1 and 6.8776 to 1 as of June 30, 2018 and December 31, 2018, respectively, and the average exchange rate from USD to RMB was 6.8605 for the six months ended December 31, 2018.

Net cash provided by operating activities was $1,783,237 for the six months ended December 31, 2017, primarily attributable to a decrease in accounts receivables in the amount of $157,408, an increase of amounts due to related parties in the amount of $1,882,464 and a decrease in taxes payable in the amount of $200,581. Net cash used in investing activities was $9,935,364 for the six months ended December 31, 2017, primarily due to the withdrawal of a short term investment of $9,034,534 and the proceeds from short term investment in the amount of $903,453. Net cash used in financing activities was $1,420,671 for six months ended December 31, 2017, attributable to payment of short term loans in the amount of $1,505,756. The effect of exchange rate changes on cash and cash equivalents in the amount of $1,420,671 for the six months ended December 31, 2017 was mainly a result of the effect of the valuation of the RMB against the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 6.7793 to 1 and 6.5063 to 1 as of June 30, 2017 and December 31, 2017, respectively, and the average exchange rate from USD to RMB was 6.6412 for the six months ended December 31, 2017.

Other than as described in this report, we have no present agreements or commitments with respect to any material acquisitions of businesses, products, product rights, technologies or any other material capital expenditures. However, we will continue to evaluate acquisitions of, and/or investments in, products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments. We may not be able to obtain such financing on commercially reasonable terms, if at all. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Related Party Debts

We had related party debts in the amount of $6,419,954 as of December 31, 2018, as compared to $6,393,730 as of June 30, 2018, an increase of $26,224 or 0.41%. Our related party debts mainly consist of a loan from Mr. Xin Sun, the CEO of the Company. The loan is unsecured, non-interest bearing and has no fixed terms of repayment. There was no written agreement for the loan. See Note 10.

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

There have been no material changes during the six months ended December 31, 2018 in the Company’s significant accounting policies to those previously disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2018.

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

At the conclusion of the period ended December 31, 2018, the Company carried out an evaluation, under the supervision and with the participation of Management, including the Company’s principal executive and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Company’s principal executive and principal financial officer concluded that, due to the material weakness in the Company’s internal controls over financial reporting as discussed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2018, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Changes in Internal Controls over Financial Reporting

No changes in our internal controls over financial reporting have come to management’s attention during the quarter ended December 31, 2018, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Date: February 14, 2019

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