Form 10-Q
period 2019-03-31
China Health Industries Holdings, Inc.
filed 2019-05-15
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not Applicable	CHHE	*

* OTC Markets, not an exchange.

As of May 6, 2019, there were 65,539,737 shares of common stock, $0.0001 par value per share, issued and outstanding.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets As of March 31, 2019 and June 30, 2018 (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income For the Three Months and Nine Months Ended March 31, 2019 and 2018 (Unaudited)	2

	Condensed Consolidated Statements of Shareholders’ Equity For the Three Months and Nine Months Ended March 31, 2019 and 2018 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended March 31, 2019 and 2018 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements As of March 31, 2019 (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II	OTHER INFORMATION	30

Item 6.	Exhibits	30

Signatures		31

Exhibits/Certifications		32

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2019	June 30, 2018
ASSETS

Current assets
Cash and cash equivalents	$35,219,487	$32,614,910
Accounts receivable, net	2,007,516	1,455,433
Inventory	954,019	452,397
Other receivables, net	28,189	30,611
Advances to suppliers	32,884	94,749
Prepayments	32,469	20,462
Total current assets	38,274,564	34,668,562

Property, plants and equipment, net	3,594,895	3,724,490
Intangible assets, net	2,966,893	3,372,501
Construction in progress	1,139,068	1,134,834
Prepayments – Non-Current	14,899	30,212
Deferred tax assets	2,287	1,970
Total assets	$45,992,606	$42,932,569

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued expenses	492,752	400,109
Other payables	77,163	67,800
Advances from customers	386,985	163,459
Related party debts	6,764,975	6,393,730
Wages payable	272,260	234,668
Taxes payable	684,488	428,423
Total current liabilities	8,678,623	7,688,189

Equity
Common stock, ($0.0001 par value per share, 300,000,000 shares authorized, 65,539,737 and 65,539,737 shares issued and outstanding as of March 31, 2019 and June 30, 2018, respectively)	6,554	6,554
Additional paid-in capital	521,987	521,987
Accumulated other comprehensive income	327,495	775,302
Statutory reserves	38,679	38,679
Retained earnings	36,419,268	33,901,858
Total stockholders' equity	37,313,983	35,244,380
Total equity	37,313,983	35,244,380

Total liabilities and equity	$45,992,606	$42,932,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018

REVENUE	$2,202,739	$1,538,470	$7,058,721	$4,863,477

COST OF GOODS SOLD	506,623	979,456	1,668,440	3,112,166

GROSS PROFIT	1,696,116	559,014	5,390,281	1,751,311

OPERATING EXPENSES
Selling, general and administrative expenses	449,177	718,290	1,469,472	1,901,748
Depreciation and amortization expenses	180,166	127,079	464,446	335,683
Total operating expenses	629,243	845,369	1,933,918	2,237,431

INCOME (LOSS) FROM OPERATIONS	1,066,773	(286,355)	3,456,343	(486,120)

OTHER INCOME/(EXPENSES)
Interest income	28,815	28,824	83,531	81,027
Interest expense	(2)	(710)	(5)	(49,112)
Other income/(expenses), net	84	318,524	15,681	354,662
Bank charges	(205)	(322)	(914)	(1,199)
Total other income (expenses), net	28,692	346,316	98,293	385,378

INCOME/(LOSS) BEFORE INCOME TAXES	1,095,465	59,961	3,554,656	(100,742)

Provision for income taxes	(327,536)	(49,250)	(1,037,246)	(178,290)

NET INCOME (LOSS)	767,929	10,711	2,517,410	(279,032)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	895,253	1,359,724	(447,807)	2,829,645

COMPREHENSIVE INCOME (LOSS)	1,663,182	1,370,435	2,069,603	2,550,613
Basic & diluted income (loss) per share	$0.0117	$0.0002	$0.0384	$(0.0043)

Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	65,539,737	65,539,737	65,539,737	65,539,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended March 31, 2019 and 2018
(UNAUDITED)

						Accumulated
			Additional			Other	Total	Non-
	Common Shares		Paid-in	Retained	Statutory	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Capital	Earnings	Reserve	Income (loss)	Equity	Interest	Equity

Balance, June 30, 2017	65,539,737	$6,554	$521,987	34,218,685	38,679	(78,049)	34,707,856	-	34,707,856
Net income	-	-	-	(279,032)	-	-	(279,032)	-	$(279,032)
Other comprehensive loss - Translation adjustment	-	-	-	-	-	2,829,645	2,829,645	-	2,829,645
Balance, March 31, 2018	65,539,737	$6,554	$521,987	33,939,653	38,679	2,751,596	37,258,469	-	37,258,469
Balance, June 30, 2018	65,539,737	$6,554	$521,987	33,901,858	38,679	775,302	35,244,380	-	35,244,380
Net income	-	-	-	2,517,410	-	-	2,517,410	-	$2,517,410
Other comprehensive loss - Translation adjustment	-	-	-	-	-	(447,807)	(447,807)	-	(447,807)
Balance, March 31, 2019	65,539,737	$6,554	$521,987	36,419,268	38,679	327,495	37,313,983	-	37,313,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the THREE Months Ended March 31, 2019 and 2018
(UNAUDITED)

						Accumulated
			Additional			Other	Total	Non-
	Common Shares		Paid-in	Retained	Statutory	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Capital	Earnings	Reserve	Income (loss)	Equity	Interest	Equity

Balance, December 31, 2017	65,539,737	$6,554	$521,987	33,928,942	38,679	1,391,872	35,888,034	-	35,888,034
Net income	-	-	-	10,711	-	-	10,711	-	$10,711
Other comprehensive loss - Translation adjustment	-	-	-	-	-	1,359,724	1,359,724	-	1,359,724
Balance, March 31, 2018	65,539,737	$6,554	$521,987	33,939,653	38,679	2,751,596	37,258,469	-	37,258,469
Balance, December 31, 2018	65,539,737	$6,554	$521,987	35,651,339	38,679	(567,758)	35,650,801	-	35,650,801
Net income	-	-	-	767,929	-	-	767,929	-	$767,929
Other comprehensive loss - Translation adjustment	-	-	-	-	-	895,253	895,253	-	895,253
Balance, March 31, 2019	65,539,737	$6,554	$521,987	36,419,268	38,679	327,495	37,313,983	-	37,313,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	March 31,	March 31,
	2019	2018
Cash Flows from Operating Activities
Net income (loss) from operations	$2,517,410	$(279,032)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expenses	619,788	466,755
Provision for doubtful accounts	82	2,118
Provision for inventories	(155,601)	(61,608)
Deferred taxes loss/(gain)	(339)	(353)
Changes in operating assets and liabilities,
Accounts receivable	(562,752)	490,025
Other receivables	1,969	(221)
Inventory	(343,902)	15,495
Advance to suppliers and prepaid expenses	62,142	2,226
Accounts payables and accrued expenses	96,497	267
Advance from customers and other payables	232,195	80,007
Amounts due to related parties	445,204	2,253,404
Wages payable	40,142	(56,741)
Taxes payable	253,604	(412,668)
Net cash provided by operating activities	3,206,439	2,499,674

Cash Flows from Investing Activities
Withdraw of short term investment	-	9,166,881
Purchases of property, plant and equipment	(189,106)	(74,033)
Expenditure in construction in progress	(19,475)	(77,196)
Disposal of property, plant and equipment	-	13,450
Proceeds from disposal of subsidiaries	-	916,688
Net cash used in investing activities	(208,581)	9,945,790

Cash Flows from Financing Activities
Proceeds from related party debts	-	85,085
Payment of short term loans	-	(1,527,813)
Net cash provided by financing activities	-	(1,442,728)

Effect of exchange rate changes on cash and cash equivalents	(393,281)	2,208,204

Net increase/(decrease) in cash and cash equivalents from continuing operations	2,604,577	13,210,940

Cash and cash equivalents, beginning balance	32,614,910	21,197,448

Cash and cash equivalents, ending balance	$35,219,487	$34,408,388

Supplemental cash flow information
Cash paid for income taxes	$829,119	$461,176
Cash paid for interest expense	$-	$49,109

Non-cash activities:
Loan from related party for the construction of a facility	$587,296	$487,016

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

On November 22, 2013, Humankind completed the acquisition of Heilongjiang Huimeijia Pharmaceutical Co., Ltd. (“HLJ Huimeijia”) for a total purchase price of $16,339,869 (RMB 100,000,000). HLJ Huimeijia was formed on October 30, 2003, in the PRC, and is engaged in the manufacturing and distribution of tinctures, ointments, rub-in therapeutic pastes, topical solutions, suppositories, liniments (including traditional Chinese medicine extractions), enemas and orally administered liquids. HLJ Huimeijia’s predecessor is Heilongjiang Xue Du Pharmaceutical Co., Ltd., which established its brand by supplying high quality medical products. HLJ Huimeijia is categorized as a “high and new technology” enterprise by the Science Technology Department of Heilongjiang Province. HLJ Huimeijia has 21 products, which have been approved by, and have received approval numbers issued by, the China Food and Drug Administration (the “CFDA”). In addition, HLJ Huimeijia is the holder of one patent for a utility model, five patents for external design and three trademarks in the PRC, including the Chinese brand name “Xue Du”, which has an established reputation among customers in the northeastern PRC.

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

China Health US, China Health HK, Humankind, Huimeijia and HLJ Huimeijia are collectively referred to herein as the “Company”.

As of March 31, 2019, the Company’s corporate structure was as follows:

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of the Company’s significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management (“Management”), which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States ("US GAAP") and have been consistently applied in the preparation of the unaudited condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and Management believes that the disclosures are sufficient to ensure that the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018. These unaudited condensed consolidated financial statements include all adjustments which in the opinion of Management are necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal and recurring nature. The results of operations for the nine months ended March 31, 2019, may not be indicative of results that may be expected for the year ended June 30, 2018.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include China Health US and its three subsidiary companies, which includes China Health HK, Humankind, and HLJ Huimeijia. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

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

Segment Reporting

FASB Accounting Standard Codification (“ASC”) Topic 280, “Segment Reporting”. established standards for reporting information about operating segments on a basis consistent with a company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments. The Company has three reportable operating segments: Humankind, HLJ Huimeijia and “Others”. The segments are grouped based on the types of products provided.

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

Various inputs are considered when determining the fair value of the Company’s debt. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. These inputs are summarized in the following three broad levels:

Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets;

Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.); and

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

Statement of Cash Flows

In accordance with Statement FASB ASC Topic 230, “Statement of Cash Flows”, cash flow from the Company's operations is calculated based upon the local currencies and translated to the reporting currency using an average foreign exchange rate for the reporting period. As a result, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily be the same as changes in the corresponding balances on the balance sheet.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires Management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Significant estimates and assumptions by Management include, among others, useful lives of long-lived assets and intangible assets, valuation of inventory, accounts receivable and notes receivable, impairment analysis of long-lived assets, construction in progress, intangible assets and deferred taxes. While Management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

As of March 31, 2019 and June 30, 2018, the Company’s uninsured bank balances were mainly maintained at financial institutions located in the PRC and Hong Kong. The uninsured bank balances were $35,219,487 and $32,614,910 as of March 31, 2019 and June 30, 2018, respectively. The Company had no insured bank balances as of March 31, 2019 and June 30, 2018, respectively.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on Management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment (the “Allowance”). On November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales agents, whereas the payment terms for sales agents before November 1, 2013 were thirty (30) days. As of March 31, 2019 and June 30, 2018, the balances of accounts receivable were $2,064,059 and $1,512,678, respectively. The Company determines the Allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the Allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. The Company has determined that an Allowance of $56,543 and $57,245 was appropriate as of March 31, 2019 and June 30, 2018, respectively.

Advances to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials, or to service providers for services relating to construction plans for its plants, equipment and production lines for GMP upgrading, and records these payments as advances to suppliers. As of March 31, 2019 and June 30, 2018, advances to suppliers amounted to $32,884 and $94,749, respectively.

Inventory

Inventory consists of raw materials, work in progress, and finished goods or manufactured products.

Inventory is stated at the lower of either cost or market value, and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other subsidiaries of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor costs and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory as well as inventory for which the value is in excess of net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. Inventory allowance was nil and $160,394 for the nine months ended March 31, 2019 and 2018, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment”, and FASB ASC Topic 205, “Presentation of Financial Statements”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve Management’s estimates on an asset’s useful life and future cash flows. Actual useful lives and cash flows could be different from those estimated by Management, which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of March 31, 2019 and June 30, 2018, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other”. Intangible assets deemed to have indefinite life are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as the following: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology or the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve Management’s estimates of an asset’s useful life and future cash flows. Significant judgment by Management is required in the forecast of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets, for the nine months ended March 31, 2019 and 2018, respectively.

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

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by Management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there were no impairments recorded for construction in progress, for the nine months ended March 31, 2019 and 2018, respectively.

Revenue Recognition

The Company recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exists and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience, for the nine months ended March 31, 2019 and 2018, respectively.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 16% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. As of March 31, 2019 and June 30, 2018, VAT payables were $172,829 and $132,439, respectively.

Sales Related Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual aggregate VAT paid by the Company as taxes for the purposes of maintaining and building cities and educational facilities, which fees are included as sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. Sales related taxes were $115,762 and $120,687 for the nine months ended March 31, 2019 and 2018, respectively.

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

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the nine months ended March 31, 2019 and 2018, the Company had no potential dilutive common stock equivalents outstanding.

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

Recent Accounting Pronouncements

Revenue Recognition: In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company as of its first quarter of fiscal 2018 and the Company had the choice of using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 (full retrospective method); or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09 (modified retrospective method).

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The objective is to clarify the two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for these areas. The ASU affects the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. The Company adopted the new standard from July 1, 2018, using the modified retrospective transition method allowed pursuant to ASU 2014-09. The Company finalized its analysis and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and its internal controls over financial reporting.

Except for the ASU above, in the period from January 1, 2019 to March 31, 2019, the FASB has issued ASU No. 2019-01 and ASU 2019-02, which are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable were $2,064,059 and $1,512,678 , net of allowances for doubtful accounts amounting to $56,543 and $57,245, as of March 31, 2019 and June 30, 2018, respectively.

NOTE 4 - INVENTORY

Inventory of the Company consisted of following:

	March 31,	June 30,
	2019	2018
Raw Materials	$342,417	$219,735
Supplies and Packing Materials	72,534	132,329
Work-in-Progress	99,850	22,083
Finished Goods	439,218	78,250
Total	$954,019	$452,397

The inventory allowance in the amounts of nil and $160,394 for the nine months ended March 31, 2019 and 2018, respectively.

NOTE 5 - CONSTRUCTION IN PROGRESS

Construction in progress of the Company consisted of the following:

	March 31,	June 30,
	2019	2018
Plant - HLJ Huimeijia	$1,109,562	$1,116,652
Factory maintenance- HMK	29,506	18,182
Total	$1,139,068	$1,134,834

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for construction of the HLJ Huimeijia plant. The estimated total cost of construction was approximately $1.86 million (RMB 12,800,000) and construction was anticipated to be completed by December 2016. As of March 31, 2019, 63% of construction has been completed, $1,109,562 (RMB 7,447,225) has been recorded as costs of construction in progress and construction in progress at an amount of $65,860 (RMB 442,040) has been completed and converted into property, plant and equipment.

NOTE 6 - PROPERTY, PLANTS AND EQUIPMENT

Property, plants and equipment consisted of the following:

	March 31,	June 30,
	2019	2018
Building, Warehouses and Improvements	$3,505,923	$3,487,904
Machinery and Equipment	1,676,058	1,589,195
Office Equipment	78,199	71,927
Vehicles	217,362	209,760
Others	931,187	944,138
Less: Accumulated Depreciation	(2,813,834)	(2,578,434)
Total	$3,594,895	$3,724,490

Depreciation expenses were $265,406 and $227,706 for the nine months ended March 31, 2019 and 2018, respectively. Depreciation expenses charged to operations were $110,064 and $82,691 for the nine months ended March 31, 2019 and 2018, respectively. Depreciation expenses charged to cost of goods sold were $155,342 and $145,015 for the nine months ended March 31, 2019 and 2018, respectively.

NOTE 7 - INTANGIBLE ASSETS

The following is a summary of intangible assets of the Company:

	March 31, 2019	June 30, 2018
Land Use Rights – Humankind	$944,296	$957,428
Health Supplement Product Patents – Humankind	4,469,699	4,531,858
Pharmaceutical Patents - HLJ Huimeijia	389,485	394,902
Land Use Rights - HLJ Huimeijia	645,884	654,867
Less: Accumulated Amortization	(3,482,471)	(3,166,554)
Total	$2,966,893	$3,372,501

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

Amortization expenses were $354,382 and $239,049 for the nine months ended March 31, 2019 and 2018, respectively.

NOTE 8 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun, consisted of the following:

	March 31, 2019	June 30, 2018
Mr. Xin Sun	$6,730,136	$6,358,406
Mr. Kai Sun	34,840	35,324
Total	$6,764,976	$6,393,730

These loans are unsecured, non-interest bearing and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun is a PRC citizen and a family member of Mr. Xin Sun, the CEO of the Company.

NOTE 9 - INCOME TAXES

(a) Corporate income taxes

United States

China Health US was organized in the United States. China Health US had no taxable income for US income tax purposes for the nine months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, China Health US had a net operating loss carry forward for United States income taxes. Net operating loss carry forwards are available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and the continued losses of its US entity. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the nine months ended March 31, 2019 and 2018. Management reviews this valuation allowance periodically and makes adjustments accordingly.

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

The provision for income taxes consisted of the following for the three and nine months ended March 31, 2019 and 2018 :

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Current provision:
USA	$-	$-	$-	$-
China	327,536	49,250	1,037,246	178,290
Total current provision	327,536	49,250	1,037,246	178,290
Deferred provision:
USA	-	-	-	-
China	-	-	-	-
Total deferred provision	-	-	-	-
Total	327,536	49,250	1,037,246	178,290

Significant components of deferred tax assets of the Company were as follows:

	March 31,	June 30,
	2019	2018
Deferred tax assets:
Net operating loss carry forward	$713,821	$653,936
Allowances for doubtful accounts	14,136	13,962
Valuation allowance	(725,670)	(665,928)
Total	2,287	1,970

(b) Uncertain tax positions

There were no unrecognized tax benefits as of March 31, 2019 and June 30, 2018, respectively. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the nine months ended March 31, 2019 and 2018, the Company did not incur any interest or penalties arising from its tax payments.

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

For the nine months ended March 31, 2019 and 2018, the Company did not have potential dilutive shares. The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net income/(loss) attributable to China Health Industries Holdings	767,929	10,711	2,517,410	(279,032)
Net income/(loss) per share:
Net income/(loss) from continuing operation per share
Basic & diluted	0.0117	0.0002	0.0384	(0.0043)
Weighted average shares outstanding:
Basic & diluted	65,539,737	65,539,737	65,539,737	65,539,737

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

The Company had no rental commitments as of March 31, 2019.

NOTE 12 - MAJOR SUPPLIERS AND CUSTOMERS

For the nine months ended March 31, 2019, the Company had three suppliers that in the aggregate accounted for 73% of the Company’s purchases for operations, with each supplier accounting for 47%, 15% and 11%, respectively.

For the nine months ended March 31, 2018, the Company had two suppliers that in the aggregate accounted for 88% of the Company’s purchases for its continuing operations.

For the nine months ended March 31, 2019, the Company had six customers that in the aggregate accounted for 81% of the Company’s total sales for operations, with each customer accounting for 20%, 16%, 15%, 11%, 11% and 8%, respectively.

For the nine months ended March 31, 2018, the Company had six customers that in the aggregate accounted for 68% of the Company’s total sales for the continuing operations, with each customer accounting for 17%, 14%, 12%, 9%, 9% and 7%, respectively.

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

The following tables present summary information by segment for the three and nine months ended March 31, 2019 and 2018, respectively:

	For the Three Months Ended March 31, 2019				For the Three Months Ended March 31, 2018
	HLJ			Consolidated from continuing	HLJ			Consolidated from continuing
	Huimeijia	Humankind	Others	operations	Huimeijia	Humankind	Others	operations
Revenues	$10,059	$2,192,680	$-	$2,202,739	$-	$1,538,470	$-	$1,538,470
Cost of revenues	14,054	492,569	-	506,623	-	979,456	-	979,456
Gross profit	(3,995)	1,700,111	-	1,696,116	-	559,014	-	559,014
Interest expense	-	-	2	2	709	-	1	710
Depreciation and amortization	45,718	134,448	-	180,166	(14,857)	141,936	-	127,079
Income tax	-	327,536	-	327,536	-	49,250	-	49,250
Net income (loss)	(166,995)	982,614	(47,690)	767,929	(123,953)	150,781	(16,117)	10,711
Total capital expenditures	631	13,185	-	13,816	-	-	-	-
Total assets	$3,704,291	$42,993,765	$(705,450)	$45,992,606	$3,709,643	$41,951,024	$(464,555)	$45,196,112

	For the Nine Months Ended March 31, 2019				For the Nine Months Ended March 31, 2018
	HLJ			Consolidated from continuing	HLJ			Consolidated from continuing
	Huimeijia	Humankind	Others	operations	Huimeijia	Humankind	Others	operations
Revenues	$55,648	$7,003,073	$-	$7,058,721	$-	$4,863,477	$-	$4,863,477
Cost of revenues	69,438	1,599,002	-	1,668,440	-	3,112,166	-	3,112,166
Gross profit	(13,790)	5,404,071	-	5,390,281	-	1,751,311	-	1,751,311
Interest expense	-	-	5	5	49,109	-	3	49,112
Depreciation and amortization	64,546	399,900	-	464,446	18,285	317,398	-	335,683
Income tax	-	1,037,246	-	1,037,246	-	178,290	-	178,290
Net income (loss)	(397,967)	3,113,094	(197,717)	2,517,410	(649,571)	536,709	(166,170)	(279,032)
Total capital expenditures	93,817	114,764	-	208,581	-	-	-	-
Total assets	$3,704,291	$42,993,765	$(705,450)	$45,992,606	$3,709,643	$41,951,024	$(464,555)	$45,196,112

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

Our business is conducted through our sales agents and sales personnel. We sell our products directly to end customers through our own sales personnel as well as our sales agents, operating primarily in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing and Gansu, where most of our revenues are generated. Sales by agents in Anhui, Zhejiang, Shanghai, Jiangsu,Beijing and Gansu provinces accounted for 20%, 16%, 15%, 11%, 11% and 8% of our total sales, respectively, for the nine months ended March 31, 2019. Although we do not currently sell our products online, we expect to do so in the future.

Results of Operations

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

The following table summarizes the top lines of the results of our operations for the three months ended March 31, 2019 and 2018, respectively:

	March 31,	March 31,
	2019	2018	Variance	%
Revenues	$2,202,739	$1,538,470	$664,269	43.18%
Humankind	2,192,680	$1,538,470	$654,210	42.52%
HLJ Huimeijia	10,059	-	10,059	-
Cost of Goods Sold	$506,623	$979,456	$(472,833)	(48.28)%
Humankind	492,569	$979,456	$(486,887)	(49.71)%
HLJ Huimeijia	14,054	-	(14,054)	-
Gross Profit	$1,696,116	$559,014	$1,137,102	203.41%
Humankind	1,700,111	559,014	1,141,097	204.13%
HLJ Huimeijia	(3,995)	-	(3,995)	-

Revenue

Total revenues increased by $664,269 or 43.18% for the three months ended March 31, 2019, as compared to the same period in 2018. The increase in revenues was primarily due to an increase of $654,210 or 42.52% in Humankind’s revenues for the three months ended March 31, 2019, as compared to the same period in 2018. The increase in Humankind’s sales revenues was primarily due to the increased demand for the new products. The increase in HLJ Huimeijia’s sales revenue was primarily due to small-scale production after obtaining a new GMP certificate.

Our total cost of sales decreased by $472,833 or 48.28% for the three months ended March 31, 2019 as compared to the same period in 2018. The decrease in the overall cost of sales was attributed to the decrease of $486,887 or 49.71% Humankind’s cost of sales for the three months ended March 31, 2019 as compared to the same period in 2018. This decrease aligned with the decrease in sales volume of products sold by Humankind. The significant decline in the cost of the main business was mainly due to the lower unit cost of new products and the fact that the old products were no longer sold for the three months ended March 31, 2019 as compared to the same period in 2018. The increase in HLJ Huimeijia cost of sales was primarily due to the small-scale production.

Our gross margin increased by $1,137,102 or 203.41% for the three months ended March 31, 2019 as compared to the same period in 2018. This change was consistent with the change in the main products in Humankind. As HLJ Huimeijia resumed production for a short period of time, the output of the products is small, but the fixed cost of the apportionment has not decreased, resulting in high cost of the product. After the Company operates normally, the cost will return to a reasonable level.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the three months ended March 31, 2019 and 2018, respectively:

	March 31, 2019			March 31, 2018
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Waterlilies Soft Capsules (Sailuozhi)	-	$-	-	4,932	$314,764	20.46%
Propolis and Black Ant Capsules	-	-	-	42,593	1,223,706	79.54%
Hemp Oil	21,768	$909,168	41.27%	-	-	-
Collagen Peptide	27,956	791,505	35.93%	-	-	-
Hemp Polypeptide	7,801	$320,893	14.57%	-	-	-
Hemp Protein Powder	6,089	171,114	7.77%	-	-	-
HLJ Huimeijia
Indometacin and Furazolidone Suppositories	3,180	2,688	0.12%	-	-	-
Enema Glycerini	33,780	2,106	0.10%	-	-	-
Muskiness Bone Strengthener Paste	4,326	1,723	0.08%	-	-	-
Injury and Paralysis Tincture	1205	1,512	0.07%	-	-	-
Refining GouPi Cream	1,858	859	0.04%	-	-	-
Injury and Rheumatism relieving Paste	1,553	707	0.03%	-	-	-
Natural Hemp·Essence Repair Lotion	12	147	0.01%	-	-	-
Natural Hemp·Frozen Age Nourishing Cream	12	123	0.01%	-	-	-
Natural Hemp·Revitalizing Essence	12	116	0.01%	-	-	-
Natural Hemp·Anti-aging Brightening Eye Cream	12	77	0.00%	-	-	-
Ge Hong Beriberi Water	4	1	0.00%	-	-	-
Total		$2,202,739	100%		$1,538,470	100.00%

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2019 and 2018, respectively:

	March 31, 2019	March 31, 2018	Variance	%
Operating Expenses
Selling, general and administrative	$449,177	$718,290	$(269,113)	(37.47)%
Depreciation and amortization	180,166	127,079	53,087	41.77%
Total Operating Expenses	$629,343	$845,369	$(216,026)	(25.55)%

Total operating expenses for the three months ended March 31, 2019 was $216,026 or 25.55% lower than in the corresponding period in 2018. The decrease in operating expenses was primarily due to selling, general and administrative expenses. The decrease in selling, general and administrative expenses was mainly due to the non-production expense in HLJ Huimeijia for the three months ended March 31, 2019 and the write-off of salary and benefits.

Interest Income and Interest Expense

Interest income was $28,815 for the three months ended March 31, 2019, as compared to $28,824 for the three months ended March 31, 2018. This decrease of $9 or 0.03%, was mainly due to the increase of exchange rates compared with the same period during 2018.

Interest expense was $2 for the three months ended March 31, 2019, a decrease of $708 or 99.72%, as compared to $710 for the three months ended March 31, 2018. The decrease in interest expense was mainly due to the maturity of short-term loans.

Income Taxes

Income taxes significantly increased by $278,286 or 565.05%, from $49,250 for the three months ended March 31, 2018 to $327,536 for the three months ended March 31, 2019. The increase in income taxes was due to the significant increase of the Company’s income.

Net Income (Loss) and Net Income (Loss) Per Share

Net income was $767,929 for the three months ended March 31, 2019, as compared to net income of $10,711 for the three months ended March 31, 2018. This increase of $757,218 in net income was primarily attributable to an increase of $564,862 from Humankind.

Net income per share was $0.0117 for the three months ended March 31, 2019, and net income per share was $0.0002 for the three months ended March 31, 2018, respectively. This increase was primarily a result of the aforementioned increase in net profit.

Nine months ended March 31, 2019 compared to the nine months ended March 31, 2018

The following table summarizes the top lines of the results of our operations for the nine months ended March 31, 2019 and 2018, respectively:

	March 31,	March 31,
	2019	2018	Variance	%
Revenues	$7,058,721	$4,863,477	$2,195,244	45.14%
Humankind	7,003,073	$4,863,477	$2,139,596	43.99%
HLJ Huimeijia	55,648	-	55,648
Cost of Goods Sold	$1,668,440	$3,112,166	$(1,443,726)	(46.39)%
Humankind	1,599,002	$3,112,166	$(1,513,164)	(48.62)%
HLJ Huimeijia	69,438	-	69,438
Gross Profit	$5,390,281	$1,751,311	$3,638,970	207.79%
Humankind	5,404,071	1,751,311	3,652,760	208.57%
HLJ Huimeijia	(13,790)	-	(13,790)

Revenue

Total revenues increased by $2,195,244 or 45.14% for the nine months ended March 31, 2019, as compared to the same period in 2018. The increase in revenues was primarily due to an increase of $2,139,596 or 43.99% in Humankind’s revenues. The increase in Humankind’s sales revenues was primarily due to the increased demand for the new products. The new products are hemp-based products, which include hemp oils, hemp protein powders, hemp polypeptides and collagen peptides. The market demand for medical appliances that combine with traditional Chinese medicine is in increasing and these new products are important offerings to expand sales for Humankind.

The increase in HLJ Huimeijia’s sales revenue was primarily due to small-scale production after obtaining a new GMP certificate.

Our total cost of sales decreased by $1,443,726 or 46.39% for the nine months ended March 31, 2019, as compared to the same period in 2018. The decrease in the overall cost of sales was attributed to the decrease of $1,513,164 or 48.62% in Humankind’s cost of sales for the nine months ended March 31, 2019 as compared to the same period in 2018. The significant decline in the cost of the main business was mainly due to the lower unit cost of new products and the fact that the old products were no longer sold for the nine months ended March 31, 2019 as compared to the same period in 2018.

Our gross margin increased by $3,638,970, from $1,751,311 for the nine months ended March 31, 2018 to $5,390,281 for the nine months ended March 31, 2019. This change was consistent with the change in the main products in Humankind. As HLJ Huimeijia resumed production for a short period of time, the output of its products is small, but the fixed cost of the apportionment has not decreased, resulting in high cost of the products. After the Company operates normally, the cost will return to a reasonable level.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the nine months ended March 31, 2019 and 2018, respectively:

	March 31, 2019			March 31, 2018
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Waterlilies Soft Capsules (Sailuozhi)	-	-	-	16,587	$1,022,022	21.01%
Propolis and Black Ant Capsules	-	-	-	138,375	3,841,455	78.99%
Hemp Oil	88,371	3,563,167	50.48%
Collagen Peptide	81,048	2,239,947	31.73%	-	-	-
Hemp Polypeptide	19,225	770,548	10.92%	-	-	-
Hemp Protein Powder	15,558	429,411	6.08%	-	-	-
HLJ Huimeijia			-	-	-	-
Refining GouPi Cream	80,453	20,483	0.29%	-	-	-
Muskiness Bone Strengthener Paste	35,337	13,430	0.19%	-	-	-
Indometacin and Furazolidone Suppositories	7,336	6,196	0.09%	-	-	-
Injury and Paralysis Tincture	3,615	4,654	0.07%	-	-	-
Socks	2,650	$2,541	0.04%	-	$-	-
Enema Glycerini	38,830	2,417	0.03%	-	-	-
Injury and Rheumatism relieving Paste	5,232	2,179	0.03%	-	-	-
Towel	500	1242	0.02%	-	-	-
Natural Hemp·Essence Repair Lotion	42	569	0.01%	-	-	-
Natural Hemp·Frozen Age Nourishing Cream	42	481	0.01%	-	-	-
Bath towel	40	437	0.01%	-	-	-
Natural Hemp·Revitalizing Essence	42	436	0.01%	-	-	-
Natural Hemp·Anti-aging Brightening Eye Cream	42	296	0.00%	-	-	-
Soap	230	280	0.00%	-	-	-
Ge Hong Beriberi Water	14	5	0.00%	-	-	-
Bubble net	50	2	0.00%	-	-	-
Total		$7,058,721	100%		$4,863,477	100.00%

Operating Expenses

The following table summarizes our operating expenses for the nine months ended March 31, 2019 and 2018, respectively:

	March 31, 2019	March 31, 2018	Variance	%
Operating Expenses
Selling, general and administrative	$1,469,472	$1,901,748	$(432,276)	(22.73)%
Depreciation and amortization	464,446	335,683	128,763	38.36%
Total Operating Expenses	$1,933,918	$2,237,431	$(303,513)	(13.57)%

Total operating expenses for the nine months ended March 31, 2019 were $432,276 or 22.73% lower than in the corresponding period in 2018. The decrease in operating expenses was primarily due to selling, general and administrative expenses. The decrease in selling, general and administrative expenses for the nine months ended March 31, 2019 as compared to the same period in 2018 was mainly due to the non-production expense in HLJ Huimeijia and the HLJ Huimeijia’s payment of land use tax and building tax for the previous years during the nine months ended March 31, 2018.

Interest Income and Interest Expense

Interest income was $83,531 for the nine months ended March 31, 2019, as compared to $81,027 for the nine months ended March 31, 2018. This increase of $2,504 or 3.09%, was mainly due to the increased average balance of bank deposits compared with the same period of 2018.

Interest expense was $5 for the nine months ended March 31, 2019, a decrease of $49,107 or 99.99%, as compared to $49,112 for the nine months ended March 31, 2018. The decrease in interest expense was mainly due to the maturity of short-term loan.

Income Taxes

Income taxes significantly increased by $858,956 or 481.77%, from $178,290 for the nine months ended March 31, 2018 to $1,037,246 for the nine months ended March 31, 2019. The increase in income taxes was due to the significant increase of the Company’s income from operations in the amount of $3,942,483.

Net Income (Loss) and Net Income (Loss) Per Share

Net Income was $2,517,410 for the nine months ended March 31, 2019, as compared to net loss of $279,032 for the nine months ended March 31, 2018. This increase of $2,796,442 in net profit was primarily attributable to an increase of $2,576,385 in Humankind.

Net Income per share was $0.0384 for the nine months ended March 31, 2019 and net loss per share was $0.0043 for the nine months ended March 31, 2018. This increase was primarily a result of the aforementioned increase in net profit.

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

The following table summarizes our cash and cash equivalents positions, our working capital, and our cash flow activities as of March 31, 2019 and June 30, 2018 and for the nine months ended March 31, 2019 and 2018:

	March 31, 2019	June 30, 2018
Cash and cash equivalents	$35,219,487	$32,614,910
Working capital	$29,595,941	$26,980,373
Inventories	$954,019	$452,397

	2019	2018
For the nine months ended March 31:
Cash provided by (used in):
Operating activities	$3,206,439	$2,499,674
Investing activities	$(208,581)	$9,945,790
Financing activities	$-	$(1,442,728)

For the nine months ended March 31, 2019, our net increase in cash and cash equivalents totaled $2,604,577, which total was comprised of net cash provided by operating activities in the amount of $3,206,439 and the effect of prevailing exchange rates on our cash position of $393,281, offset by net cash used in financing activities in the amount of $208,581.

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

Our working capital as of March 31, 2019 was $29,595,941, compared to working capital of $26,980,373 as of June 30, 2018. This increase of $2,615,568 or 9.69% was primarily attributable to the increase of cash and cash equivalents in the amount of $2,604,577, the increase of Accounts receivable in the amount of $551,381, the increase of amounts due to related parties in the amount of $223,526 and the increase in taxes payable in the amount of $256,056.

Net cash provided by operating activities was $3,206,439 for the nine months ended March 31, 2019, primarily attributable to a decrease in inventory in the amount of $343,902, an increase of amounts due to related parties in the amount of $445,204 and a decrease in accounts receivable in the amount of $562,752. Net cash used in investing activities was $208,581 for the nine months ended March 31, 2019, primarily due to decrease in property, plant and equipment of $189,106. The negative effect of exchange rate changes on cash and cash equivalents in the amount of $ 393,281 for the nine months ended March 31, 2019 was mainly a result of the effect of the valuation of the RMB against the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 6.2000 to 1 and 6.7119 to 1 as of June 30, 2018 and March 31, 2019, respectively, and the average exchange rate from USD to RMB was 6.8237 for the nine months ended March 31, 2019.

Net cash provided by operating activities was $2,499,674 for the nine months ended March 31, 2018, primarily attributable to a decrease in accounts receivable in the amount of $490,025, an increase of amounts due to related parties in the amount of $2,253,404 and a decrease in taxes payable in the amount of $412,668. Net cash provided by investing activities was $9,945,790 for the nine months ended March 31, 2018, primarily due to the withdrawal of a short term investment of $9,166,881 and the proceeds from short term investment in the amount of $916,688. Net cash used in financing activities was $1,442,728 for the nine months ended March 31, 2018, attributable to payment of short term loans in the amount of $1,527,813. The positive effect of exchange rate changes on cash and cash equivalents in the amount of $ 2,208,204 for the nine months ended March 31, 2018 was mainly a result of the effect of the valuation of the RMB against the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 6.7793 to 1 and 6.2762 to 1 as of June 30, 2017 and March 31, 2018, respectively, and the average exchange rate from USD to RMB was 6.5453 for the nine months ended March 31, 2018.

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

Related Party Debts

We had related party debts in the amount of $6,764,976 as of March 31, 2019, as compared to $6,393,730 as of June 30, 2018, an increase of $371,246 or 5.81%. Our related party debts mainly consist of a loan from Mr. Xin Sun, the CEO of the Company. The loan is unsecured, non-interest bearing and has no fixed terms of repayment. There was no written agreement for the loan. See Note 10.

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

There have been no material changes during the nine months ended March 31, 2019 in the Company’s significant accounting policies to those previously disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2018.

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

At the conclusion of the period ended March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive and principal financial officer concluded that, due to the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Despite the above, Management believes that our unaudited condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented because we have retained a consultant who has U.S. GAAP experience to assist us in the preparation of our unaudited condensed consolidated financial statements.

Changes in Internal Controls over Financial Reporting

No changes in our internal controls over financial reporting have come to Management’s attention during the quarter ended March 31, 2019, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

/s/ Xin Sun
By:	Xin Sun
Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:	May 15, 2019

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document