Form 10-K
period 2019-06-30
China Health Industries Holdings, Inc.
filed 2019-09-11
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-51060

CHINA HEALTH INDUSTRIES HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0827216
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3199-1 Longxiang Road, Songbei District, Harbin City
Heilongjiang Province
People’s Republic of China	150028
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 86-451-88100688

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of December 31, 2018 was approximately $40,979,619 (45,032,549 shares of common stock held by non-affiliates) based upon the closing price of the common stock on such date.

As of September 6, 2019, there were 65,539,737 shares of common stock, par value $0.0001 issued and outstanding.

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

On August 20, 2007, the sole shareholder of China Health HK entered into a share purchase agreement (the “Share Purchase Agreement”) with the owners of Humankind. Pursuant to the Share Purchase Agreement, China Health HK purchased 100% of the ownership in Humankind for a cash consideration of $60,408 (the “Share Purchase”). Subsequent to the completion of the Share Purchase, Humankind became a wholly-owned subsidiary of China Health HK. The Share Purchase was accounted for as a “reverse merger” since the owner of Humankind owned a majority of the outstanding shares of China Health HK’s common stock immediately following the execution of the Share Purchase Agreement, it was deemed to be the accounting acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that have been reflected in the financial statements for periods prior to the Share Purchase are those of Humankind and have been recorded at the historical cost basis. After completion of the Share Purchase, China Health HK’s consolidated financial statements include the assets and liabilities of both China Health HK and Humankind, the historical operations of Humankind, and the operations of China Health HK and its subsidiaries from the closing date of the Share Purchase onward.

On October 14, 2008, Humankind set up a 99% owned subsidiary, Harbin Huimeijia Medicine Company (“Huimeijia”), with its primary business being manufacturing and distributing medicine. Mr. Xin Sun, the Company’s majority owner, owns 1% of Huimeijia. Huimeijia is consolidated in the consolidated financial statements of China Health HK.

On December 31, 2008, China Health HK entered into a reverse merger with Universal Fog, Inc., a U.S. publicly traded shell company (the “Transaction”). China Health HK is the acquirer in the Transaction, and the Transaction was treated as a recapitalization of China Health US. After the Transaction and a 20:1 reverse stock split, Mr. Xin Sun owned 61,203,088 shares of common stock, representing 98.3% of the 62,234,737 total outstanding shares of common stock of China Health US. On April 7, 2009, Mr. Sun transferred 28,200,000 shares of common stock to 296 individuals, leaving him with 33,003,088 shares of common stock of China Health US, or approximately 53.03% of the total outstanding shares of common stock. Universal Fog, Inc. changed its name to China Health Industries Holdings, Inc. on February 19, 2009.

On November 22, 2013, Humankind completed the acquisition of Heilongjiang Huimeijia Pharmaceutical Co., Ltd. (“HLJ Huimeijia”) for a total purchase price of $16,339,869 (RMB100,000,000). HLJ Huimeijia was founded on October 30, 2003, and is engaged in the manufacturing and distribution of tincture, ointments, rubber paste (including hormones), topical solution, suppositories, liniment (including traditional Chinese medicine extractions), enemas and oral liquids. HLJ Huimeijia’s predecessor is Heilongjiang Xue Du Pharmaceutical Co., Ltd., which has established its brand name in the market through its supply of high-quality medical products. HLJ Huimeijia is categorized as a “high and new technology” enterprise by the Science Technology Department in Heilongjiang Province. HLJ Huimeijia has 21 products which have been approved by, and have received approval numbers issued by, the China Food and Drug Administration (“CFDA”). In addition, HLJ Huimeijia is the holder of one patent for utility models, five patents for external design and three trademarks in China, including the Chinese brand name of “Xue Du” which has an established reputation among customers in northeastern China.

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

China Health US, China Health HK, Humankind and HLJ Huimeijia are collectively referred herein to as the “Company.”

As of June 30, 2019, the Company’s corporate structure was as follows:

Business Overview

Humankind was incorporated in the PRC on December 14, 2003, and completed its Good Manufacturing Practice (“GMP”) certificate on April 24, 2007, which expired on February 14, 2019. As Humankind is in the business of manufacturing and selling health products, it is considered as a food manufacturer in China. Instead of issuing GMP, the CFDA now issues SC Permit (Food Manufacture Permit) to food manufacturers in China. Humankind received its SC Permit on July 26, 2018, which will expire on September 12, 2021. It has also obtained the business license to sell hemp derivative products and is expanding such sales.

HLJ Huimeijia was founded on October 30, 2003, and its latest GMP certificate is effective until April 24, 2023. HLJ Huimeijia engages in the manufacturing and distribution of tincture, ointments, rubber paste (including hormones), topical solution, suppositories, liniment (including traditional Chinese medicine extractions), enemas and oral liquids. Its predecessor is Heilongjiang Xue Du Pharmaceutical Co., Ltd., which had established brand recognition in the market through its supply of high-quality drug products. HLJ Huimeijia is a “high and new technology” enterprise that provides the most comprehensive types of topical medical products in Heilongjiang Province, a northeastern province of China. GMP is a term that is recognized worldwide for the control and management of manufacturing and quality control testing of foods and pharmaceutical products.

Our business is conducted through our PRC subsidiaries, Humankind and HLJ Huimeijia. Our products are primarily sold through sales agents. Although we do not currently sell our products online, we expect to do so in the future.

Products

We have, through Humankind, the license to manufacture and sell 14 health products, each of which have been assigned a Guo Shi Jian Zi number, or China health food approval number (as provided below), an approval number issued by the China Food and Drug Administration (“CFDA”). A product with such a number shall include a description of the nourishment value and health function of the products on product specifications. Consumers can check the official website of CFDA to verify a health product through such a number. Besides, we have the capacity to produce 8 hemp derivative products in soft capsule, hard capsule, tablet, granule, oral liquid forms.

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

We have developed the following products that are derived from hemp and obtained business license to manufacture and sell these products. We began to sell these products since May 2018. Hemp Oil, Hemp Protein Powder, Hemp Polypeptide and Collagen Peptide are sold through Humankind. Other cosmetics are sold through HLJ Huimeijia.

Serial No.	Name
1	Hemp Oil
2	Hemp Protein Powder
3	Hemp Polypeptide
4	Collagen Peptide
5	Natural Hemp Essence Repair Lotion
6	Natural Hemp Revitalizing Essence
7	Natural Hemp Anit-aging Brightening Eye Cream
8	Natural Hemp Frozen Age Nourishing Cream

(ii)	Health Products

Our “QunLe” brand Sailuozhi soft capsule, which is made from frog oil, soybean isoflavone, procyanidine (made from grape seeds) and vitamin E, is for freckle removal and skin moisture supplements. The certification number issued by CFDA on September 3, 2013, is 2013B1097, with an expiration date on September 2, 2018. On August 24, 2018, we submitted the application to extend our CFDA certificate. Our application has been received by the CFDA and is currently pending approval. We are allowed to continue manufacturing our products during this period before the CFDA makes a decision on our application for extension.

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

Pursuant to a technology transfer agreement dated January 18, 2013 (the “2013 Technology Transfer Agreement”), we purchased 12 health products from Guangzhou Aoda Biology Beauty Healthy Technology Co., Ltd, a non-affiliated party. These twelve products are the following:

-	Dr. Xiao Brand Honeysuckle Pearl Capsule (Guo Shi Jian Zi G20100656), which is designed to be effective in acne removal,

-	Dr. Xiao Brand Multivitamin Tablet (Guo Shi Jian Zi G20080176), which is a multivitamin and mineral supplement,

-	Dr. Xiao Brand Zhengdian Capsule (Guo Shi Jian Zi 20070261), which is designed to be effective in relieving eyestrain,

-	Dr. Xiao Brand Shengui Capsule (Guo Shi Jian Zi G20080297), which is designed to be effective in increasing bone density,

-	Dr. Xiao Brand Multivitamin Tablet (Woman) (Guo Shi Jian Zi G20070338), which is an iron and multivitamin supplement,

-	Dr. Xiao Brand Shikong Soft Capsule (Guo Shi Jian Zi 20080096), which is designed to be effective in improving memory,

-	Dr. Xiao Brand Huangjingdanggui Tablet (Guo Shi Jian Zi G20080201), which is designed to be effective in improving nutritional anemia and chloasma,

-	Dr. Xiao Brand Xingxing Soft Capsule (Guo Shi Jian Zi G20080080), which is designed to be effective in improving memory,

-	Dr. Xiao Brand Vitamin A Fish Oil Soft Capsule (Guo Shi Jian Zi G20080406), which is designed to be effective in relieving eyestrain,

-	Dr. Xiao Brand Colon Cleanser Granules (Guo Shi Jian Zi G20060061), which is designed to be effective in relaxing bowels and promoting the discharge of lead,

-	Dr. Xiao Brand Jianli Soft Capsule (Guo Shi Jian Zi G20050710), which is designed to be effective in increasing immunity and relieving physical fatigue, and

-	LB Brand Xinpin Capsule (Guo Shi Jian Zi G20050770), which is designed to be effective in dispelling chloasma.

The major suppliers of raw materials for our products who exceeded 10% of our total purchases in the fiscal years 2019 and 2018 are the following:

		Purchases
		(in U.S.	% of
	Name of Supplier	Dollars)	Purchases

FY2019	Wudi Zhenkang Biotechnology Co. LTD	920,451	54.24%
	Shanxi Yuanshengtai Biotechnology Co. LTD	202,486	11.93%
FY2018	Shukui Wang	2,312,103	65.87%

The Company typically signs monthly purchase orders with its suppliers. All purchase orders with our other suppliers are on similar terms. We shall remit payment to a supplier’s account no later than three business days after receiving raw materials. A supplier shall deliver raw materials no later than three business days after receiving a purchase order. The cost of delivery is borne by a supplier.

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

Most of our products are sold to sales agents. In the fiscal year of 2018, due to the update of GMP certificate which prevents HLJ Huimeijia from selling products during this period, our sales network covered 5 provinces and 2 municipalities in China and our products were mainly sold in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing, Gansu, and Heilongjiang provinces or cities. In the fiscal year of 2019, our sales network covered 5 provinces and 2 municipalities in China and our products were mainly sold in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing, Gansu, and Heilongjiang provinces or cities.

E-business

We are in the process of building the infrastructure to conduct our business over the internet. A B2C e-business call and sales center has been established and will become an integral part of our distribution channel in the future. We have employed graduates from Tsinghua University, Harbin Industry University and Harbin Engineering University to develop the ERP, CRM and Office Automation software (“OA Software”) for our e-business. The OA Software has been used in our daily operation. The Company plans to sell its products via internet in the fiscal year of 2020.

Our Customers

We sell most of our products to sales agents, who are our customers. The sales agents sell the products to the end users.

Our customers who contributed more than 10% of our consolidated revenues during the past two fiscal years are as follows:

		Sales
		(in U.S.	Percent of
Name	Products Sold	Dollars)	Sales
FY2019
Libin Wang	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	1,893,753	20.42%
Yufeng Shen	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	1,515,171	16.34%
Dawei Shen	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	1,363,437	14.70%
Xiaomei Xu	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	1,060,503	11.43%
Hao Liu	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	984,827	10.62%
FY2018
Libin Wang	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide,	1,170,161	17.85%
Yufeng Shen	Collagen Peptide, Waterlilies Soft Capsule,	936,260	14.28%
Xindong Yang	Propolis and Black Ant Capsule	842,618	12.85%

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

Our Development Strategy

We will continue focusing on combining our products with traditional Chinese medicine, the creation of new products such as our hemp-based products, and developing our B2C e-business and chain-stores. We plan to implement health management projects in our future chain-stores throughout China and establish a database of our clients’ health data obtained from our B2C e-business and call center.

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

In order to meet the needs of the development of domestic and foreign market, China has successively reactivated the hemp industry projects in Yunnan, Heilongjiang, Shandong, Shanxi, Anhui and Hubei provinces to set up factories and scientific research institutes to carry out research and development of various products. The natural functional advantages of its related products are favored by consumers at home and abroad. The products are exported to countries such as the United States, Canada, Australia, Japan, and Korea. Currently, related products of hemp have also become an export-oriented pillar industry in China.

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

We incurred approximately $20,000 for advertising and promotion for the fiscal year of 2018 and $16,432 for the fiscal year of 2019. We have budgeted approximately $500,000 for advertising and promotion for the fiscal year of 2020.

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

We have the following 14 trademarks(1):

	Certificate
Trademark	No.	Category	Registrant	Valid Term
“Qunle”	3896026	No.5 : Food preparations adapted for medical purposes; Albuminous milk; Dietetic beverages adapted for medical purposes; Milk sugar; Diabetic bread; Albuminous foodstuffs for medical purposes; Food for babies; Dietetic substances adapted for medical use; Nutritional additives for medical purposes	Humankind	7/7/2016 to 7/6/2026

“Wangzu”	4857905	No.30: Molasses for food; Honey; pollen healthy grease; tortoise tuchahoe paste; breed columbine extract; helix alga; non-medicial nutrition liquid; non-medicial nutrition powder; non-medicial nutrition capsule; sugar candy bird’s nest	Humankind	5/14/2008 to 5/13/2028

“Kindlink”	3236981	No.5: Food preparations adapted for medical purposes; Dietetic substances adapted for medical use	Humankind	12/7/2013 to 12/06/2023

“Huimeijia”	5280303	No.5 : Medicine for human consumption; Medical nutrition capsule; Fibres (Edible plant) [non-nutritive]; Injection; Raw material drug; Troche; suppository; Food preparations adapted for medical purposes; Dietetic foods adapted for medical purposes; Dietetic substances adapted for medical use	Humankind	7/21/2019 to 7/20/2029

“Huide”	5280304	No.5 : Medicines for human consumption; Medical nutrition capsule; Fibres (Edible plant) [non-nutritive]; Injection; Raw material drug; Troche; suppository; Food preparations adapted for medical purposes; Dietetic foods adapted for medical purposes; Dietetic substances adapted for medical use	Humankind	7/21/2019 to 7/20/2029

“KDLK”	3230404	No.5 : Food preparations adapted for medical purposes; Dietetic foods adapted for medical purposes; Dietetic substances adapted for medical use	Humankind	9/28/2013 to 9/27/2023

“dr.xiao”	5176731	No.5 : Disinfectant; Medicines for veterinary purposes; Insecticide; Sanitary napkin; Medicine health bag; Dental lacquer	Humankind	8/14/2019 to 8/13/2029

	Certificate
Trademark	No.	Category	Registrant	Valid Term
“dr.xiao”	1610828	No.30: non-medicial nutrition liquid; non-medicial nutrition cream; non-medicial nutrition powder; Honey; non-medicial nutrition capsule; non-medicial nutrition gum; Candy for food; Spirulina (non-medicial nutrient); Candy; Pollen healthy grease	Humankind	7/28/2011 to 7/27/2021

“DaLeNing”	5053772	No.5 : Medicine for human; Chinese patent drugs; Suppository; Tincture; Water aqua; Paste; Liniment; Medical lotion; Patch; Chemical pharmaceuticals preparations	HLJ Huimeijia	5/7/2019 to 5/6/2029

“Xuedu”	5053657	No.5 : Medicine for human; Chinese patent drugs; Suppository; Tincture; Water aqua; Paste; Liniment; Medical lotion; Patch; Chemical pharmaceuticals preparations	HLJ Huimeijia	5/7/2019 to 5/6/2029

“Xuedu” with an image	642099	No.5 : Paste	HLJ Huimeijia	5/21/2013 to 5/20/2023

“Tai Yan Li”	10014001	No.30: Honey, spirulina (non-medical), non-medical nutrient solution, non-medical nutrient lotion, non-medical nutrient powder, non-medical nutrient capsule, pastry, cereal, flour product.	Humankind	11/28/2012 to 11/27/2022

“Tai Yan Li”	10013969	No. 3: Cleanser lotion, soup, anti -bacterial hand soup, cleanser, cosmetics, conditioning gel, polish, essential oil.	Humankind	11/28/2012 to 11/27/2022

“Luo Qian’	8358643	No. 3: essential oil, fragrance essential oil, nourishing essential oil, cosmetic mask, cosmetic tools, cosmetics, cosmetic cleanser, perfume, weight-losing cosmetics, banishing essence.	Humankind	6/14/2011 to 6/13/2021

(1)	The trademarks listed here have been spelt in Pinyin for the U.S. readers’ convenience. The original trademarks are in Chinese characters.

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

* Mr. Sun verbally authorized the Company the right to use the patent.

The following is a list of our patent applications:

The applicant of all the following patens are Humankind, their inventor is Mr. Xin Sun. In March 2017, we submitted the below patent applications which are currently in the reviewing process and pending for approval.

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

In the PRC, a Good Manufacturing Practice Certification (“GMP Certification”) is required for companies that produce medical drugs and health supplements. It is also required to market our medical drugs and health supplements. According to the Administrative Rules of Drug Manufacturing and Certification issued by the CFDA of the PRC on September 7, 2005, the CFDA is responsible for the review and issuance of GMP Certification. To obtain a GMP Certification, a company shall submit its application; the CFDA will then conduct a technical review of the application materials; if such company passes the technical review, the CFDA will inspect the manufacturing site. The CFDA also conducts follow-up inspections on the manufacturing site. After the issuance of the GMP Certification, the CFDA may inspect the manufacturing site from time to time. However, instead of issuing GMP, the CFDA now issues SC Permit to food manufacturers in China, allowing them to manufacture and sell health products. The GMP Certifications of our wholly owned subsidiaries, Humankind, HLJ Huimeijia, are valid through February 14, 2019 and December 31, 2015, respectively. For the GMP Certificate of HLJ Huimeijia, the Company applied for a new certificate, which was obtained on April 25, 2018. Since obtaining the GMP Certification, we have been able to manufacture and market our products without further governmental approval. As Humankind is in the business of manufacturing and selling health products, it is considered as a food manufacturer in China. Humankind received its SC Permit on July 26, 2018, which will expire on September 12, 2021.

Employees

As of June 30, 2019, we have 137 full-time employees including 8 officers, 12 administrators, 36 sales persons and 54 workers, 17 scientists, 5 engineers and 5 accountants. Besides, we have 19 workers for packing are part-time employees. We believe that we are in compliance with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees.

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

Market Information

Our common stock is traded over-the-counter on the OTC Markets QB Tier under the ticker “CHHE” and the market for the stock has been relatively inactive. The quotations on the OTC Markets reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

As of September 10, 2019, we had approximately 495 shareholders of record of our common stock, such number of holders does not include street name holders who hold shares by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

The following table summarizes the number of shares of our common stock authorized for issuance under our Plan as of June 30, 2019.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	2,700,000	(1)
Total	-	-	2,700,000

(1)	The Company granted an aggregate of 3.3 million shares of restricted shares to its CEO and an employee on March 30, 2015. The shares of the Company are quoted on the OTC Markets. As a result, no security holders’ approval is required for the Company’s adoption of an equity compensation plan.

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

The Company owns a GMP-certified plant and facilities and has the capacity to produce 21 CFDA-approved medicines and 14 CFDA-approved health products and 8 hemp derivative products in soft capsule, hard capsule, tablet, granule and oral liquid forms. These products address the needs of some key sectors in China, including the feminine, geriatric and children’s markets.

HLJ Huimeijia was founded on October 30, 2003 and its latest GMP certificate is effective until April 24, 2023. HLJ Huimeijia engages in the manufacturing and distribution of tincture, ointments, rubber paste, including hormones, topical solution, suppositories, enemas, oral liquids, and liniment, including traditional Chinese medicine extractions. HLJ Huimeijia’s predecessor was Heilongjiang Xue Du Pharmaceutical Co., Ltd., which established brand recognition in the market through its supply of high-quality drug products. HLJ Huimeijia is a “high and new technology” enterprise that provides the most comprehensive types of topical medical products in Heilongjiang Province, a northeastern province of China.

Our business is conducted through our sales agents and sales personnel. We sell our products directly to end customers by our own sales personnel as well as our sales agents, operating primarily in Jiangsu, Zhejiang, Shanghai, Beijing, Anhui and Gansu, where most of our revenues are generated. Our sales through agents in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing and Gansu provinces accounted for 25%, 20%, 18%, 14%, 13% and 11% of our total sales, respectively, for the year ended June 30, 2019. Although we do not currently sell our products online, we expect to do so in the future.

2020 Outlook

Overall, we anticipate our total revenues for the year ended June 30, 2020 versus the year ended June 30, 2019 to increase by 72% or approximately $6.7 million, with growth in all categories of our product sales, including the anticipated revenue from Humankind for approximately $12 million, mainly in the sales growth of hemp-based products, and from HLJ Huimeijia for approximately $4 million. The gross profit margin for the year ended June 30, 2020 is expected to be approximately 70%, and we estimate our overall net profit margin for the year ended June 30, 2020 to be approximately 30%. There is, however, no assurance that we will reach these projections.

Results of Operations

The following table summarizes the top lines of the results of our operations for the years ended June 30, 2019 and 2018, respectively:

	June 30, 2019	June 30, 2018	Variance	%
Revenues	$9,275,386	$6,554,939	$2,720,447	42%
Humankind	9,203,087	6,476,253	2,726,834	42%
HLJ Huimeijia	72,299	78,686	(6,387)	(8%)
Cost of Goods Sold	$2,238,011	$4,279,635	$(2,041,624)	(48%)
Humankind	2,118,239	4,012,551	(1,894,312)	(47%)
HLJ Huimeijia	119,772	267,084	(147,312)	(55%)
Gross Profit	$7,037,375	$2,275,304	$4,762,071	209%
Humankind	7,084,848	2,463,702	4,621,146	188%
HLJ Huimeijia	(47,473)	(188,398)	140,925	(75%)

Revenue

Total revenues of the Company increased by $2,720,447, or 42%, for the year ended June 30, 2019 as compared to the year ended June 30, 2018. The increase in revenues was primarily due to an increase of $2,726,834 or 42% in Humankind’s revenues and a decrease of $6,387 or 8% in HLJ Huimeijia’s revenues for the year ended June 30, 2019 as compared to the year ended June 30, 2018. The increase in Humankind’s sales revenues was primarily due to the increased demand for the new products.

Our total cost of sales decreased by $2,041,624 or 48% for the year ended June 30, 2019 as compared to the year ended June 30, 2018. The decrease in the overall cost of sales was attributable to a decrease of $1,894,312 or 47% in Humankind’s cost of sales, in 2019 as compared to the year ended June 30, 2018. This decrease aligned with the decrease in sales volume of products sold by Humankind. The significant decline in the cost of the main business was mainly due to the lower unit cost of hemp derivative products and the fact that the old products such as Waterlilies Soft Capsules (Sailuozhi) and Propolis and Black Ant Capsules were no longer sold in the year ended June 30, 2019 compared with 2018.

Our gross profit increased by $4,762,071 from $2,275,304 for the year ended June 30, 2018 to $7,037,375 for the year ended June 30, 2019. This change was consistent with the change in the main hemp derivative products which have higher gross margin than the old products in Humankind. As HLJ Huimeijia had resumed production from June 2018, the output of the products is small, but the fixed cost of the apportionment has not decreased, resulting in high cost of the product. After HLJ Huimeijia operates normally, the cost will return to a reasonable level.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the years ended June 30, 2019 and 2018, respectively:

	June 30, 2019			June 30, 2018
	Quantity	Sales	%	Quantity	Sales	%
	(Unit)	US$	of	(Unit)	US$	of
Humankind
Propolis and Black Ant Capsule	-	-	-	167,157	$4,659,147	71.1%
Waterlilies Soft Capsule (Sailuozhi)	-	-	-	19,810	1,226,569	18.7%
Hemp Oil	111,204	$4,589,221	48.7%	10,910	335,867	5.1%
Collagen Peptide	104,846	2,967,817	31.5%	13,829	196,308	3.0%
Hemp Polypeptide	28,189	1,162,988	12.3%	1,502	34,452	0.5%
Hemp Protein Powder	22,217	629,693	6.7%	1,769	23,911	0.4%
HLJ Huimeijia
Natural Hemp Cosmetics	168	1,781	0.0%	6,160	70,289	1.1%
Muskiness Bone Strengthener Paste	95,047	22,689	0.2%	9,248	4,305	0.1%
ShangBiTongDing	4,221	5,285	0.1%	1,986	2,505	0.0%
Indometacin and Furazolidone Suppositories	13,100	9,483	0.1%	1,468	1,343	0.0%
Enema Glycerini	48,730	3,265	0.0%	922	201	0.0%
Ge Hong Beriberi Water	44	15	0.0%	80	32	0.0%
Umguentum Acidi Borici Camphoratum	-	-	-	65	10	0.0%
Injury and Rheumatism Relieving Paste	8,286	3,183	0.0%	-	-	-
Refining GouPi Cream	84,953	22,096	0.2%	-	-	-
Natural Hemp supplies	3,470	4,501	0.0%		-	-
Total		$9,422,017	100.0%		$6,554,939	100.0%

Operating Expenses

The following table summarizes our operating expenses for the years ended June 30, 2019 and 2018, respectively:

	June 30, 2019	June 30, 2018	Variance	%
Operating Expenses
Selling, general and administrative	$1,864,636	$2,246,327	$(381,691)	(17%)
Depreciation and amortization	610,821	495,835	114,986	23%
Total Operating Expenses	$2,475,457	$2,742,162	$(266,705)	(10%)

Total operating expenses for the year ended June 30, 2019 declined by $266,705 or 10%, as compared to the corresponding period in 2018. The decrease in operating expenses was primarily attributable to a decrease of $381,691 or 17% in selling, general and administrative expenses, partly offset by increase of $610,821 or 23% in depreciation and amortization expenses. The decrease in selling, general and administrative expenses was mainly due to that the HLJ Huimeijia had resumed production activities so the non-production expense decreased significantly in 2019 compared with that in 2018.

Interest Income and Interest Expenses

Interest income was $114,228 for the year ended June 30, 2019, as compared to $110,591 for the year ended June 30, 2018. This increase of $ 3,637, or 3%, was primarily due to the increased deposits in the bank compared with the year ended June 30, 2018.

Interest expense was $6 for the year ended June 30, 2019, a decrease of $49,402 or 100%, as compared to $49,408 for the year ended June 30, 2018. The decrease of interest expenses was primarily due to the termination of short-term loan from LongJiang Bank.

Income Taxes

Income taxes increased by $1,120,598, or 426%, from $263,065 for the year ended June 30, 2018 to $1,383,663 for the year ended June 30, 2019. This increase of income tax expense incurred in the fiscal year ended June 30, 2019 was primarily due to the increase of gross margin.

Net Income (Loss) and Net Income per Share

Net income after provision for income taxes increased to $3,307,039, an increase of $3,623,866 for the year ended June 30, 2019, as compared to net loss of $316,827 for the year ended June 30, 2018. The increase was primarily due to the increase of gross margin.

Net income per share was $0.0505 for the year ended June 30, 2019 and net loss per share was $0.0043 for the year ended June 30, 2018. This increase was primarily a result of the above increase in net income from the Company’s operations.

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

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of the fiscal years ended June 30, 2019 and 2018:

	2019	2018
For the years ended June 30:
Cash and cash equivalent	$35,507,535	$32,614,910

Working capital	$29,832,774	$26,980,373

Inventories, net	$857,239	$452,397

For the years ended June 30:

Cash provided by (used in):	2019	2018
Operating activities	$5,115,385	$2,989,386

Investing activities	$(123,995)	$9,767,689

Financing activities	$-	$(1,451,866)

Cash and cash equivalents increased by $2,892,625 from $32,614,910 as of June 30, 2018 to $35,507,535 as of June 30, 2019.

Our working capital at June 30, 2019 was $29,832,774, compared to working capital of $26,980,373 at June 30, 2018. This increase of $2,852,401 or 11% was primarily attributable to the increase of cash and cash equivalents in the amount of $2,892,625, increase in accounts receivable in the amount of $532,072, and the increase of amounts due to related parties in the amount of $568,790.

Net cash provided by operating activities was $5,115,385 for the year ended June 30, 2019, compared to $2,989,386 for the year ended June 30, 2018. The increase of $2,125,999 in the net cash provided by operating activities was primarily attributable to the Company’s net income for the year ended June 30, 2019 and the increase of amount due to related parties.

Net cash used in investing activities was $123,995 for the year ended June 30, 2019, compared to $9,767,689 for the year ended June 30, 2018, primarily due to the withdrawal of a short term investment of $9,221,707 and the proceeds from a short term investment in the amount of $922,171.

Net cash provided by financing activities was $nil for the year ended June 30, 2019, compared to net cash provided by financing activities by $1,451,866 for the year ended June 30, 2018. The change in net cash from financing activities was attributable to the Company’s repayment of a short-term loan from LongJiang Bank in the year ended June 30, 2018.

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

Related Party Debts

We had related party debts of $6,962,520 as of June 30, 2019, as compared to $6,393,730 as of June 30, 2018, an increase of $568,790 or 9%. The amount of related party debts mainly consists of a loan from Mr. Xin Sun, the CEO of the Company. The loan is unsecured and non-interest bearing and has no fixed terms of repayment. There was no written agreement for the loan. See Note 9.

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
China Health Industries Holdings, Inc. (“the Company”)

Opinion of the Financial Statements

We have audited the accompanying consolidated balance sheets of China Health Industries Holdings, Inc. and its subsidiaries (the “Company”) as of June 30, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended June 30, 2019. The Company’s management is responsible for these financial statements. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co. (successor to Centurion ZD CPA Limited) We have served as the Company’s auditor since 2017.
Hong Kong, China
September 11, 2019

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Audited)

	June 30, 2019	June 30, 2018
ASSETS

Current assets
Cash and cash equivalents	$35,507,535	$32,614,910
Accounts receivable, net	1,987,505	1,455,433
Inventory	857,239	452,397
Other receivables, net	28,435	30,611
Advances to suppliers	8,619	94,749
Prepayments	15,868	20,462
Total current assets	38,405,201	34,668,562

Property, plants and equipment, net	3,719,424	3,724,490
Intangible assets, net	2,782,869	3,372,501
Construction in progress	835,452	1,134,834
Deferred tax assets	2,235	1,970
Prepayments – Non-Current	9,709	30,212
Total assets	$45,754,890	$42,932,569
LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued expenses	497,084	400,109
Other payables	74,121	67,800
Advances from customers	153,613	163,459
Related party debts	6,962,520	6,393,730
Wages payable	265,686	234,668
Taxes payable	619,403	428,423
Total current liabilities	8,572,427	7,688,189

Equity
Common stock, ($0.0001 par value per share, 300,000,000 shares authorized, 65,539,737 and 65,539,737 shares issued and outstanding as of June 30, 2019 and June 30, 2018, respectively)	6,554	$6,554
Additional paid-in capital	521,987	$521,987
Accumulated other comprehensive income	(593,654)	$775,302
Statutory reserves	38,679	$38,679
Retained earnings	37,208,897	$33,901,858
Total stockholders’ equity	37,182,463	$35,244,380
Total equity	37,182,463	$35,244,380

Total liabilities and equity	$45,754,890	$42,932,569

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Audited)

	For the Year Ended
	June 30, 2019	June 30, 2018

REVENUE	$9,275,386	$6,554,939

COST OF GOODS SOLD	2,238,011	4,279,635

GROSS PROFIT	7,037,375	2,275,304

OPERATING EXPENSES
Selling, general and administrative expenses	1,864,636	2,246,327
Depreciation and amortization expenses	610,821	495,835
Total operating expenses	2,475,457	2,742,162

INCOME (LOSS) FROM OPERATIONS	4,561,918	(466,858)

OTHER INCOME/(EXPENSES)
Interest income	114,228	110,591
Interest expense	(6)	(49,408)
Other income, net	15,681	353,461
Bank charges	(1,119)	(1,548)
Total other income, net	128,784	413,096

INCOME (LOSS)	4,690,702	(53,762)

Provision for income taxes	(1,383,663)	(263,065)

NET INCOME (LOSS)	3,307,039	(316,827)

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Audited) (CONTINUED)

	For the Year Ended
	June 30, 2019	June 30, 2018
Foreign currency translation adjustment	(1,368,956)	853,351
COMPREHENSIVE INCOME (LOSS)	$1,938,083	$536,524

Net income/(loss) per share:

Net income (loss) per share Basic & diluted	$0.0505	$(0.0048)

Weighted average shares outstanding:
Basic & diluted	65,539,737	65,539,737

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Audited)

						Accumulated
			Additional			Other	Total	Non-
	Common Shares		Paid-in	Retained	Statutory	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Capital	Earnings	Reserve	Income (loss)	Equity	Interest	Equity

Balance, June 30, 2017	65,539,737	$6,554	$521,987	$34,218,685	$38,679	$(78,049)	$34,707,856	$-	$34,707,856

Net income	-	-	-	(316,827)	-	-	(316,827)	-	$(316,827)
Other comprehensive loss - Translation adjustment	-	-	-	-	-	853,351	853,351	-	853,351

Balance, June 30, 2018	65,539,737	$6,554	$521,987	33,901,858	38,679	775,302	35,244,380	-	35,244,380

Net income	-	-	-	3,307,039	-	-	3,307,039	-	$3,307,039

Other comprehensive loss - Translation adjustment	-	-	-	-	-	(1,368,956)	(1,368,956)	-	(1,368,956)
Balance, June 30, 2019	65,539,737	$6,554	$521,987	37,208,897	38,679	(593,654)	37,182,463	-	37,182,463

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

	For the Year Ended
	June 30, 2019	June 30, 2018
Cash Flows from Operating Activities
Net income attributable to China Health Industries Holdings	$3,307,039	$(316,827)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	817,679	668,748
Provision for doubtful accounts	(136,860)	7,747
Deferred taxes gain	(339)	-
Changes in operating assets and liabilities:
Inventory	(268,187)	13,248
Accounts receivable	(606,897)	205,336
Other receivables	1,082	3,516
Advance to suppliers and prepaid expenses	106,672	403,250
Accounts payables and accrued expenses	111,997	(48,484)
Advance from customers and other payables	4,817	(2,472)
Amounts due to related parties	1,541,573	2,543,725
Wages payable	39,711	(33,680)
Taxes payable	197,098	(454,721)
Net cash provided by operating activities	$5,115,385	$2,989,386

Cash Flows from Investing Activities
Withdraw of short term investment	-	9,221,707
Purchase of property, plant and equipment	(127,826)	(74,475)
Expenditure in construction in progress	(25,750)	(332,736)
Disposal of property, plant and equipment	29,581	31,022
Proceeds from short term investment	-	922,171
Proceeds from disposal of subsidiary	-	-
Net cash (used in)/provided by investing activities	(123,995)	9,767,689

Cash Flows from Financing Activities
Proceed from related party debts	-	85,085
Payment of short term loans	-	(1,536,951)
Net cash (used in)/provided by financing activities	-	(1,451,866)
Effect of exchange rates change on cash and cash equivalents	(2,098,765)	112,253

Net increase/(decrease) in cash and cash equivalents	2,892,625	11,417,462

Cash and cash equivalents, beginning of period	32,614,910	21,197,448
Cash and cash equivalents, end of period	$35,507,535	$32,614,910
Supplemental disclosure of cash flow information
Interest paid	$-	$49,403
Taxes paid	$829,157	$541,519
Non-cash activities:
Loan from related party for the construction of a facility	$587,323	$489,928

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

On August 20, 2007, the sole shareholder of China Health HK entered into a share purchase agreement (the “Share Purchase Agreement”) with the owners of Humankind. Pursuant to the Share Purchase Agreement, China Health HK purchased 100% of the ownership in Humankind for a cash consideration of $60,408 (the “Share Purchase”). Subsequent to the completion of the Share Purchase, Humankind became a wholly-owned subsidiary of China Health HK. The Share Purchase was accounted for as a “reverse merger” since the owner of Humankind owned a majority of the outstanding shares of China Health HK’s common stock immediately following the execution of the Share Purchase Agreement, it was deemed to be the accounting acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that have been reflected in the financial statements for periods prior to the Share Purchase are those of Humankind and have been recorded at the historical cost basis. After completion of the Share Purchase, China Health HK’s consolidated financial statements include the assets and liabilities of both China Health HK and Humankind, the historical operations of Humankind, and the operations of China Health HK and its subsidiaries from the closing date of the Share Purchase.

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

On October 12, 2016, the four parties agreed to rescind the Supplementary Agreement and entered into a new supplementary agreement (the “New Supplementary Agreement”), pursuant to which the four parties agreed to execute the transfer of the equity interests based on the Original Agreement and the Equity Holders agreed to sell their respective equity interests in Huimeijia to Xiuzheng Pharmacy. The transfer of 100% of the equity interests of Huimeijia to the Buyer was for total cash consideration of RMB 8,000,000 (approximately $1,306,186) (the “Purchase Price”) to the Equity Holders. 40% of the Purchase Price was due within 10 business days after the signing of the New Supplementary Agreement; 40% of the Purchase Price was due within 10 business days after the completion of the changes in business registration described in the Original Agreement and Xiuzheng Pharmacy obtaining documents evidencing its ownership on Huimeijia; 15% of the Purchase Price is due within 10 business days after the transfer of all of the Assets is approved by Heilongjiang FDA; and 5% of the Purchase Price is due within 10 business days after all of the Assets have been transferred to Xiuzheng Pharmacy or its designee and Humankind and Mr. Xin Sun have instructed Xiuzheng Pharmacy complete three-batches production of all forms of the drugs included in the Assets. As of the date of this report, 80% of the Purchase Price has been paid, the Company has completed changes in its business registration, and Xiuzheng Pharmacy has obtained a business license issued by the local State Administration of Industry and Commerce in Harbin (“Harbin SAIC”) to Huimeijia, in which the ownership of Huimeijia has been recorded as held by Xiuzheng Pharmacy, with Harbin SAIC and the legal representative (a person that is authorized to take most of the corporate actions on behalf of a company under the corporate laws in China) of Huimeijia has been appointed by the Buyer. The transfer of all the drug licenses to the Buyer and the payments of the remainder of the Purchase Price to the Equity Holders are pending.

China Health US, China Health HK, Humankind and HLJ Huimeijia are collectively referred herein to as the “Company.”

As of June 30, 2019, the Company’s corporate structure was as follows:

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

For the purpose of presenting these financial statements, the Company’s assets and liabilities with functional currency of HKD are expressed in USD at the exchange rate on the balance sheet date, which was 7.8129 and 7.8463 as of June 30, 2019 and June 30, 2018, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which was 7.8401 and 7.8245 for the years ended June 30, 2019 and 2018, respectively. For Renminbi currency, the Company’s assets and liabilities are expressed in USD at the exchange rate on the balance sheet date, which was 6.8668 and 6.6198 as of June 30, 2019 and June 30, 2018, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which was 6.8234 and 6.5064 for the years ended June 30, 2019 and 2018, respectively.

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

As of June 30, 2019, and 2018, the Company’s uninsured bank balance was mainly maintained at financial institutions located in the PRC and Hong Kong, totaled $35,507,535 and $32,614,910, respectively. The Company has no insured bank balance as of June 30, 2019 and 2018, respectively.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. From November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales agents, whereas the payment terms for sales agents before November 1, 2013 were thirty (30) day. As of June 30, 2019, and 2018, the balances of accounts receivable were $1,987,505 and $1,455,433, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. As of June 30, 2019, and 2018, the balances of allowance for doubtful accounts were $71,713 and $57,245 respectively.

Advance to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials, or service providers for services relating to construction plans for our plant, equipment and production lines for the GMP upgrading, and records these payments as advance to suppliers. The change of the structure of products sold by HLJ Huimeijia for the year ended 2019 was the main reason which led to a decrease of advances to suppliers. As a result, as of June 30, 2019, and 2018, advance to suppliers amounted to $8,619 and $94,749, respectively.

Inventory

Inventory consists of raw materials, work in progress and finished goods of manufactured products.

Inventory is stated at lower of cost or market and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other entities of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor cost and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory as well as inventory the value of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. The inventory allowance with an amount of $nil and $160,394 were provided for the years ended June 30, 2019, and 2018, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment,” and FASB ASC Topic 205, “Presentation of Financial Statements.” The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of June 30, 2019, and 2018, the Company has not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant judgment by management is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. Based on such evaluations, there were no impairments recorded for intangible assets for the years ended June 30, 2019, and 2018, respectively.

Revenue Recognition

The Company recognizes revenue at the amount to which it expects to be entitled when control of the products or services is transferred to its customers. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products or services are transferred to its customers. For most of the Company’s products net sales, control transfers when products are shipped. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when control of the products or services is transferred to its customers. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience for the years ended June 30, 2019 and 2018, respectively.

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

Value Added Tax

The Provisional Regulations of PRC Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax (“VAT”) is imposed on goods sold in, or imported into, the PRC and on processing, repair and replacement services provided within the PRC. VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 16% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 16% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. As of June 30, 2019, and 2018, VAT payables were $120,114 and $132,439, respectively.

Sales-Related and Payroll Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual VAT paid as taxes on maintaining and building cities and education additional fees, both of which belong to sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. Additionally, the Company is required to pay payroll taxes on its employee’s salary and wages. Total sales-related and payroll taxes for the years ended June 30, 2019 and 2018 were $161,353.36 and $76,679 respectively.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the years ended June 30, 2019 and 2018, the Company had no potential dilutive common stock equivalents outstanding.

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

On October 12, 2016, the four parties agreed to rescind the Supplementary Agreement and entered into a new supplementary agreement (the “New Supplementary Agreement”), pursuant to which the four parties agreed to execute the transfer of the equity interests based on the Original Agreement and the Equity Holders agreed to sell their respective equity interests in Huimeijia to Xiuzheng Pharmacy. The transfer of 100% of the equity interests of Huimeijia to the Buyer was for total cash consideration of RMB 8,000,000 (approximately $1,306,186) (the “Purchase Price”) to the Equity Holders. 40% of the Purchase Price was due within 10 business days after the signing of the New Supplementary Agreement; 40% of the Purchase Price was due within 10 business days after the completion of the changes in business registration described in the Original Agreement and Xiuzheng Pharmacy obtaining documents evidencing its ownership on Huimeijia; 15% of the Purchase Price is due within 10 business days after the transfer of all of the Assets is approved by Heilongjiang FDA; and 5% of the Purchase Price is due within 10 business days after all of the Assets have been transferred to Xiuzheng Pharmacy or its designee and Humankind and Mr. Xin Sun have instructed Xiuzheng Pharmacy to complete three-batches production of all forms of the drugs included in the Assets. As of the date of this report, 80% of the Purchase Price has been paid, the Company has completed changes in its business registration, and Xiuzheng Pharmacy has obtained a business license issued by the local State Administration of Industry and Commerce in Harbin (“Harbin SAIC”) to Huimeijia, in which the ownership of Huimeijia has been recorded as held by Xiuzheng Pharmacy, with Harbin SAIC and the legal representative (a person that is authorized to take most of the corporate actions on behalf of a company under the corporate laws in China) of Huimeijia has been appointed by the Buyer. The transfer of all the drug licenses to the Buyer and the payments of the remainder of the Purchase Price to the Equity Holders are pending.

NOTE 4 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable amounted to $1,987,505 and $1,455,433 net of allowance for doubtful accounts amounting to $71,713 and $57,245 as of June 30, 2019 and 2018, respectively.

NOTE 5 - INVENTORIES

Inventory consists of following:

	June 30, 2019	June 30, 2018
Raw Materials	$320,334	$219,735
Supplies and Packing Materials	91,110	132,329
Work-in-Progress	85,191	22,083
Finished Goods	360,604	78,250
Total	$857,239	$452,397

The inventory allowance with an amount of $nil and $160,394 were provided for the years ended June 30, 2019 and 2018, respectively.

NOTE 6 - CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:

	June 30, 2019	June 30, 2018
Plant - HLJ Huimeijia	$806,612	$1,116,652
Factory Maintenance - HMK	28,840	18,182
Total	$835,452	$1,134,834

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for construction of the HLJ Huimeijia plant. The estimated total cost of construction was approximately $1.86 million (RMB 12,800,000) and construction was anticipated to be completed by December 2016. As of June 30, 2019, 70% of construction has been completed, $1,296,274 (RMB 8,901,255) has been recorded as costs of construction in progress and construction in progress at an amount of $489,662 (RMB 3,362,409) has been completed and converted into property, plant and equipment.

NOTE 7 - PROPERTY, PLANTS AND EQUIPMENT

Property, plants and equipment consisted of the following

	June 30, 2019	June 30, 2018
Building, Warehouses and Improvements	$3,474,056	$3,487,904
Machinery and Equipment	1,876,174	1,589,195
Office Equipment	76,435	71,927
Vehicles	212,456	209,760
Others	910,178	944,138
Less Accumulated Depreciation	(2,829,875)	(2,578,434)
Total	$3,719,424	$3,724,490

Depreciation expense was $346,377 and $304,704 for the years ended June 30, 2019 and 2018, respectively. Depreciation expense charged to operations was $139,519 and $131,791 for the years ended June 30, 2019 and 2018, respectively. Depreciation expense charged to cost of goods sold was $206,858 and $172,913 for the years ended June 30, 2019 and 2018, respectively.

NOTE 8 - INTANGIBLE ASSETS

The following is a summary of intangible assets:

	June 30, 2019	June 30, 2018
Land Use Rights – Humankind	$922,990	$957,428
Health Supplement Product Patents – Humankind	4,368,847	4,531,858
Pharmaceutical Patents - HLJ Huimeijia	380,697	394,902
Land Use Rights - HLJ Huimeijia	631,311	654,867
Less: Accumulated Amortization	(3,520,976)	(3,166,554)
Intangible Assets, net, Held for Continuing Operations	$2,782,869	$3,372,501

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

Amortization expense charged to operations was $471,302 and $364,044 for the years ended June 30, 2019 and 2018, respectively.

NOTE 9 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun consisted of the following:

	June 30, 2019	June 30, 2018
Mr. Xin Sun	$6,928,467	$6,358,406
Mr. Kai Sun	34,053	35,324
Related Party Debts, Held for Continuing Operations	$6,962,520	$6,393,730

These loans are unsecured and non-interest bearing and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun, a director of Humankind, is a PRC citizen and a family member of Mr. Xin Sun, the CEO of the Company.

NOTE 10 - INCOME TAXES

(a) Corporate income taxes

China Health US was incorporated in the State of Arizona on July 11, 1996. After the Company had acquired the business of China Health HK through the acquisition of all the share capital of China Health HK under a share exchange agreement dated December 31, 2008, it became a holding company and do not conduct any substantial operations or business of its own in the State of Delaware and in the U.S.

The Company also does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries, either owned directly or indirectly, because it was elected to indefinitely reinvest such earnings outside the U.S to support non-U.S. liquidity needs to fund operations and growth of its foreign subsidiaries and acquisitions.

United States

China Health US had no taxable income for U.S. corporate income tax purposes for the years ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and 2018, China Health US had $1,077,484 and $787,362in net operating loss carry forwards available to offset future taxable income, respectively. The federal corporate net operating loss carryover is expired in 20 taxable years following the taxable year of the loss. If not utilized, the federal net operating loss for the fiscal years 2019 and 2018 in an amount of $290,122 and $239,328, respectively, will begin to expire in the years 2039 and 2038, respectively. Management believes that it is more likely than not that the benefits from these accumulated net operating losses will not be realized in the future due to the Company’s operating history and the continued losses of its U.S. operation. Accordingly, the Company has provided a full valuation allowance on the deferred tax assets under its U.S. entity.

Hong Kong

China Health Industries Holdings Limited (“China Health HK”) was incorporated in Hong Kong on July 20, 2007 and is subject to Hong Kong profits taxation on its business activities conducted in Hong Kong and income sourced in Hong Kong. As of June 30, 2019, and 2018, China Health Hong Kong had $9,702 and $9,104 in net operating loss carry forwards available to offset future taxable income, respectively. Net operating losses of Hong Kong can generally be carried forward indefinitely. The Company believes that it is more likely than not that these accumulated net operating losses will not be utilized in the future. Therefore, the Company had provided full valuation allowance for the deferred tax assets arising from the losses in Hong Kong during the years ended June 30, 2019, and 2018, amounting $598 and $639, respectively. Accordingly, there is no net deferred tax assets under this entity.

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

The net operating losses carried forward incurred by the Company’s PRC subsidiaries were approximately $618,168 and $866,056 as of June 30, 2019 and 2018, respectively. The net operating loss carry forwards gradually expire over time, the last of which expires in 2023. The related deferred tax assets were calculated based on the respective net operating losses incurred by each of the PRC subsidiaries and the respective corresponding enacted tax rate that will be in effect in the period in which the losses are expected to be utilized. The Company recorded approximately $154,542 and $217,639 net valuation allowance as of June 30, 2019 and 2018, respectively, because it is considered more likely than not that this portion of the deferred tax assets will not be realized through sufficient future earnings of the entities to which the operating losses relate.

As of June 30, 2019, and 2018, taxes payable consists of:

	June 30, 2019	June 30, 2018
Income tax payable	$422,519	$219,305
Value-added tax payable	120,114	132,439
Other taxes payable	76,770	76,679
Total	$619,403	$428,423

A reconciliation between the Company’s actual provision for income taxes and the provision at the statutory rate is as follows:

	June 30, 2019	June 30, 2018
Pre-tax book income	$4,690,702	$(53,762)
Federal statutory rate	21%	21%
Income tax computed at U.S. federal statutory rate	985,047	(11,290)
Non-deductible staff welfare	37,955	2,645
Foreign rate differential	141,394	2,645
Change in valuation allowance	219,267	269,065
Total provision for income taxes	$1,383,663	$263,065

The Company’s effective tax rate was 29.5% and -489.3% for the years ended June 30, 2019 and 2018, respectively.

The provision for income taxes on income consists of the following for the years ended June 30, 2019 and 2018:

Provision for income taxes consisted of:

	For the Years Ended
	June 30,
	2019	2018
Current provision:
Domestic	$-	$-
Foreign	1,383,702	263,111
Total current provision	1,383,702	263,111
Deferred provision:
Domestic	-	-
Foreign	(39)	(46)
Total deferred provision	(39)	(46)
Total provision for income taxes	$1,383,663	$263,065

Significant components of deferred tax assets were as follows:

	June 30, 2019	June 30, 2018
Deferred tax assets
Net operating loss carry forward	$869,502	$653,936
Allowance for doubtful accounts	17,928	13,962
Valuation allowance	(885,195)	(665,928)
Deferred tax assets, net	$2,235	$1,970

(b) Uncertain tax positions

There were no unrecognized tax benefits as of June 30, 2019, and 2018, respectively. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. There was no interests and penalties arising from its tax payments for the years ended June 30, 2017.

NOTE 11 - EARNINGS PER SHARE

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

For the years ended June 30, 2019, and 2018, the Company does not have potential dilutive shares. The following table sets forth the computation of basic and diluted net income per share:

	For the Years Ended
	June 30,	June 30,
	2019	2018
Net income/(loss)	$3,307,039	$(316,827)

Net income/(loss) per share:

Net income (loss) per share Basic & diluted	$0.0505	$(0.0048)

Weighted average shares outstanding:
Basic & diluted	65,539,737	65,539,737

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

The Company had no rental commitment as of June 30, 2019.

NOTE 13 - MAJOR SUPPLIERS AND CUSTOMERS

For the year ended June 30, 2019, the Company had three suppliers that in the aggregate accounted for approximately 75% of the Company’s purchases, with each supplier accounting for 48%, 16% and 11%, respectively. For the year ended June 30, 2018, the Company had two suppliers that in the aggregate accounted for approximately 88% of the Company’s purchases, with each supplier accounting for 78% and 10%, respectively.

For the year ended June 30, 2019, the Company had six customers that in the aggregate accounted for 81% of the Company’s total sales, with each customer accounting for 20%, 16%, 15%, 11%, 11% and 8%, respectively.

For the year ended June 30, 2018, the Company had six customers that in the aggregate accounted for 84% of the Company’s total sales, with each customer accounting for 21%, 17%, 15%, 12%, 11% and 8%, respectively.

NOTE 14 - SEGMENT REPORTING

The Company was organized into three main business segments based on the types of products being provided to customers: HLJ Huimeijia, Humankind and others. Each of the three operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income, and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income or loss by segment.

The following tables present summary information by segment for the years ended June 30, 2019 and 2018, respectively:

		For the Year Ended June 30, 2019					For the Year Ended June 30, 2018
	HLJ			Consolidated	HLJ			Consolidated
	Huimeijia	Humankind	Others	operations	Huimeijia	Humankind	Others	operations
Revenues	$72,299	$9,203,087	$-	$9,275,386	$78,686	$6,476,253	$-	$6,554,939
Cost of revenues	119,772	2,118,239	-	2,238,011	267,084	4,012,551	-	4,279,635
Gross profit (loss)	(47,473)	7,084,848	-	7,037,375	(188,398)	2,463,702	-	2,275,304
Interest income	39	114,189	-	114,228	181	110,410	-	110,591
Interest expense			6	6	49,403	-	5	49,408
Depreciation and amortization	77,413	533,408	-	610,821	35,899	459,936	-	495,835
Income tax		1,383,663	-	1,383,663	-	263,065	-	263,065
Net income (loss)	(618,168)	4,152,346	(227,139)	3,307,039	(866,056)	789,196	(239,967)	(316,827)
Total capital expenditures	114,769	38,807	-	153,576	18,692	50,912	-	69,604
Total assets	$3,527,147	$42,227,720	$23	$45,754,890	$3,469,831	$39,462,373	$365	$42,932,569

NOTE 15 - SUBSEQUENT EVENTS

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 in Internal Control—Integrated Framework. Our management has implemented and tested our internal control over financial reporting based on these criteria and did not identify any significant deficiencies and material weaknesses as of June 30, 2019. However, based on the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience, our management has considered this as a material weakness and determined that as of June 30, 2019, the internal control over financial reporting was not effective.

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

Name	Age	Position

Xin Sun	53	Chairman (sole director), Chief Executive Officer, Chief Financial Officer and Treasurer

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

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to the stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. Our sole director believes that there are general requirements for service on the Board that are applicable to all directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The existing board member considers the qualifications of director and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

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

Based solely on our review of the copies of such reports, we believe that, with respect to the fiscal year ended June 30, 2019, there is no triggering event for the filing of any report under Section 16(a) by our sole officer and director, or by any of the persons known to us to own more than ten percent of our common stock.

Meetings of Our Board of Directors

The Board held no meetings; however, the Board had resolved matters in written consent one time during the fiscal year ended June 30, 2019.

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

Director Compensation

We did not compensate our director for the fiscal year ended June 30, 2019. Going forward, however, we intend to implement a market-based director compensation program.

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

Directors and Officers of Humankind

The following table sets forth certain information as of June 30, 2019 concerning the directors and executive officers of Humankind:

Directors and Executive Officers	Position/Title	Age
Xin Sun	Chairman, Chief Financial Officer, Treasurer	53
Baosen Ma	President, Secretary, Director	51
Kai Sun	Director	48

The following is a summary of the biographical information of those directors and officers of Humankind whose biographical information does not appear above:

Xin Sun, Chairman, Chief Financial Officer, Treasurer

Mr. Sun’s biography is discussed above under Item 10.Directors, Executive Officers and Corporate Governance and incorporated herein by reference.

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

SUMMARY COMPENSATION TABLE

(all figures in US Dollars)

						Non-Equity	Non-qualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Xin Sun, Chief Executive Officer,	2019	44,000	-	-	N/A	N/A	N/A	N/A	46,757
Chief Financial Officer	2018	46,757	-	-	N/A	N/A	N/A	N/A	46,757

Employment Agreements

We have no employment agreement with our sole principal executive officer, Mr. Xin Sun.

Equity Compensation Plan Information

The following table sets forth information regarding grants of awards to Named Executive Officer during the year ended June 30, 2019

Grants of Plan-Based Awards

	Grant	Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or	All other option awards: Number of securities underlying	Exercise or base price of option	Grant date fair value of stock and option
Name	date	Threshold($)	Target($)	Maximum($)	Threshold(#)	Target(#)	Maximum(#)	units(#)	options(#)	awards($/Sh)	awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

Xin Sun, Chief Executive Officer, Chief Financial Officer	-	-	-	-	-	-	-	-	-	-	$-

Outstanding Equity Awards at Fiscal Year-End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options(#) exercisable	Number of securities underlying unexercised options(#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options(#)	Option exercise price($)	Option expiration date	Number of shares or units of stock that have not vested(#)	Market value of shares or units of stock that have not vested(#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested(#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Xin Sun, Chief Executive Officer, Chief Financial Officer	-	-	-	-	-	-	-	-	-

Option Exercises and Stock Vested

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
(a)	(b)	(c)	(d)	(e)

Xin Sun, Chief Executive Officer, Chief Financial Officer	-	-	-	-

Director’s and Officer’s Liability Insurance

We currently do not have insurance insuring directors and officers against liability; however, we are in the process of investigating the availability of such insurance.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than five percent of any class of voting securities, (ii) our director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of September 6, 2019.

The address of the beneficial owner listed below is Harbin Humankind Biology Technology Co. Limited, 3199-1 Longxiang Road, Songbei District, Harbin, Heilongjiang Province, PRC.

		Amount and Nature of
Title of Class	Name	Beneficial Owner	Percent of Class (1)

Common Stock	Xin Sun, Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer	20,507,188	31.3%

Common Stock	All officers and directors as a group (1 person)	20,507,188	31.3%

(1)	Based on 65,539,737 total issued and outstanding shares of the Company as of September 6, 2019. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of September 6, 2019 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

Mr. Xin Sun has the sole power to vote and dispose of all shares of common stock listed opposite his name. Mr. Sun did not and does not own any options or convertible securities.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The Company received temporary short-term loans from its majority owner and our sole director and principal executive officer, Mr. Xin Sun, a PRC citizen. These loans are unsecured and non-interest bearing, and have no fixed terms of repayment; therefore, they are deemed payable on demand. Cash flows classified as due to majority owner are classified as cash flows from financing activities. The total borrowings from Mr. Sun were $6,928,467 and $6,358,406 as of June 30, 2019 and June 30, 2018, respectively.

There were no interested imputed on the loans for the fiscal years 2019 and 2018, respectively.

Item 14.	Principal Accounting Fees and Services.

We were billed by CENTURION ZD CPA & CO., our independent public accountants for the following professional services it performed for us during the fiscal year ended June 30, 2019 and 2018, as set forth in the table below:

		Audit-
	Audit	Related	Tax	Other
	Fees	Fees	Fees	Fees
2019	$140,000	-	-	-

2018	$140,000	-	-	-

Audit Fees —This category includes the audit of our annual financial statements and services that are normally provided by the independent auditors in connection with engagements for those fiscal years.

Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees — This category consists of professional services rendered by the Company’s independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures

All of the services rendered to us by our independent registered public accountants were pre-approved by the Board.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:

3.1	Articles of Incorporation.		Exhibit 3.1 of the Company’s Registration Statement on Form 10-SB filed with the SEC on December 1, 2004.

3.2	By-laws.		Exhibits 3.2 of the Company’s Registration Statement on Form 10-SB filed with the SEC on December 1, 2004.

3.3	Certificate of Amendment, dated May 11, 2005.		Exhibits 3.3 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

3.4	Certificate of Amendment, dated November 12, 2008.		Exhibit 3.4 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

3.5	Certificate of Amendment, dated February 11, 2009.		Exhibit 3.5 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

4.1	Specimen of Common Stock Certificate		Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the SEC on September 29, 2014.

10.1	English Translation of Land Use Agreement, dated June 7, 2004, between Harbin Humankind Biology Technology Co. Limited and Harbin City, Daochu District, Songbei Township, Jinxin Village.		Exhibit 10.3 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.2	English Translation of Cooperative Agreement, dated September 17, 2008, between Harbin Humankind Biology Technology Co. Limited and the Commercial Bureau of Qing’an County.		Exhibit 10.5 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.3	English Translation of Land Purchase Agreement, dated July 7, 2009, between Harbin Humankind Biology Technology Co. Limited and Harbin Songbei District Construction and Development Management Committee.		Exhibit 10.6 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.4	English Translation of Technology Transfer Agreement, dated October 12, 2007, between Harbin Humankind Biology Technology Co. Limited and Beijing Jindelikang Bio- Technology Co., Ltd.		Exhibit 10.7 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.5	English Translation of Health Food Technology Transfer Agreement, dated January 18, 2013 by and between Harbin Humankind Biology Technology Co., Limited and Guangzhou Aoda Biology Beauty Healthy Technology Co., Ltd.	Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013.

10.6	English Translation of Stock Transfer Agreement, dated April 10, 2013, by and between Stockholder of Heilongjiang Huimeijia Pharmaceuticals Co., Ltd, Liyuan Sun and Harbin Humankind Biology Technology Co., Limited. and its addendum dated June 18, 2013.	Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013.

10.7	English Translation of Stock Transfer Agreement, dated April 10, 2013, by and between Stockholder of Heilongjiang Huimeijia Pharmaceuticals Co., Ltd, Wenbin Zhang and Harbin Humankind Biology Technology Co., Limited. and its addendum dated June 18, 2013.	Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013.

10.8	English Translation of Stock Transfer Agreement dated December 24, 2014, by and among Harbin Humankind Biology Technology Co., Limited., Xin Sun, Harbin Huimeijia Medicine Company, and Xiuzheng Pharmaceutical Group Co., Ltd.	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2014.

10.9	English Translation of the Supplementary Agreement dated February 9, 2015, by and among Harbin Humankind Biology Technology Co., Limited., Xin Sun, Harbin Huimeijia Medicine Company, and Xiuzheng Pharmaceutical Group Co., Ltd.	Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 13, 2015.

10.10	China Health Industries Holdings, Inc. 2015 Equity Incentive Plan, effective as of March 27, 2015	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2015.

10.11	Form of the Restricted Stock Award Agreement	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2015.

21.1	List of Subsidiaries.		Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2018.

23.1	Consent of the Independent Publicly Registered Accountants	x

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

32.1	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	x

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

	By:	/s/ Xin Sun
Date: September 11, 2019	Name:	Xin Sun
	Title:	Chief Executive Officer (principal executive officer)

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

Date: September 11, 2019