Form 10-Q
period 2019-09-30
China Health Industries Holdings, Inc.
filed 2019-11-14
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number: 000-51060

CHINA HEALTH INDUSTRIES HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0827216
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3199-1 Longxiang Road, Songbei District Harbin City, Heilongjiang Province People’s Republic of China	150028
(Address of principal executive offices)	(Zip Code)

86-451-88100688
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not Applicable	Not Applicable	Not Applicable

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 8, 2019, there were 65,539,737 shares of common stock, $0.0001 par value per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2019	June 30, 2019
ASSETS

Current assets
Cash and cash equivalents	$34,981,352	$35,507,535
Accounts receivable, net	1,829,792	1,987,505
Inventory	818,597	857,239
Other receivables, net	29,668	28,435
Advances to suppliers	198,288	8,619
Prepayments	-	15,868
Total current assets	37,857,697	38,405,201

Property, plants and equipment, net	3,500,965	3,719,424
Intangible assets, net	2,561,024	2,782,869
Construction in progress	881,319	835,452
Prepayments – Non-Current	4,664	9,709
Deferred tax assets	2,148	2,235
Total assets	$44,807,817	$45,754,890

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued expenses	$438,736	$497,084
Other payables	33,825	74,121
Advances from customers	181,711	153,613
Related party debts	6,907,949	6,962,520
Wages payable	229,444	265,686
Taxes payable	570,420	619,403
Total current liabilities	8,362,085	8,572,427

Equity
Common stock, ($0.0001 par value per share, 300,000,000 shares authorized, 65,539,737 and 65,539,737 shares issued and outstanding as of September 30, 2019 and June 30, 2019, respectively)	6,554	6,554
Additional paid-in capital	521,987	521,987
Accumulated other comprehensive income	(2,086,956)	(593654)
Statutory reserves	38,679	38,679
Retained earnings	37,965,468	37,208,897
Total stockholders’ equity	36,445,732	37,182,463

Total liabilities and equity	$44,807,817	$45,754,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended
	September 30, 2019	September 30, 2018

REVENUE	$2,053,924	$2,141,825

COST OF GOODS SOLD	(508,896)	(473,741)

GROSS PROFIT	1,545,028	1,668,084

OPERATING EXPENSES
Selling, general and administrative expenses	366,988	613,992
Depreciation and amortization expenses	139,164	141,522
Total operating income (expenses)	(506,152)	755,514

INCOME FROM OPERATIONS	1,038,876	912,570

OTHER INCOME/(EXPENSES)
Interest income	30,748	28,126
Interest expenses	(1)	(2)
Other income/(expenses), net	(417)	(376)
Bank charges	(125)	(435)
Total other income, net	30,205	27,313

INCOME BEFORE INCOME TAXES	1,069,081	939,883

Provision for income taxes	(312,507)	(307,669)

NET INCOME	756,574	632,214

Foreign currency translation loss	(1,493,305)	(1,298,123)

COMPREHENSIVE LOSS	$(736,731)	$(665,909)
Basic & diluted loss per share	$0.0115	$0.0096

Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	65,539,737	65,539,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Shares		Additional Paid-in	Retained	Statutory	Accumulated Other Comprehensive	Total Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Reserve	Income (loss)	Equity	Interest	Equity

Balance, June 30, 2018	65,539,737	$6,554	$521,987	$33,901,858	$38,679	$775,302	$35,244,380	$-	$35,244,380

Net income	-	-	-	632,214	-	-	632,214	-	632,214
Other comprehensive loss - Translation adjustment						(1,298,127)	(1,298,127)	-	(1,298,127)
Balance, September30, 2019	65,539,737	6,554	521,987	34,534,072	38,679	(522,825)	34,578,467		34,578,467

Balance, June 30, 2019	65,539,737	$6,554	$521,987	37,208,897	38,679	(593,654)	37,182,463	-	37,182,463

Net income	-	-	-	756,574	-	-	756,574	-	756,574

Other comprehensive loss - Translation adjustment	-	-	-	-	-	(1,493,305)	(1,493,305)	-	(1,493,305)
Balance, September30, 2019	65,539,737	$6,554	$521,987	$37,965,471	$38,679	$(2,086,959)	$36,445,732	$-	$36,445,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	September 30,	September 30,
	2019	2018
Cash Flows from Operating Activities
Net income (loss) from operations	$756,574	$632,214
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expenses	199,936	193,804
Provisions for doubtful accounts	(38,076)	77
Deferred taxes loss/(gain)	(1)	(340)
Changes in operating assets and liabilities,
Accounts receivable	114,918	(657,334)
Other receivables	(2,397)	(95)
Inventory	5,047	(233,098)
Advances to suppliers and prepaid expenses	(173,318)	91,004
Accounts payables and accrued expenses	(39,622)	72,328
Advances from customers and other payables	(3,340)	17,333
Amounts due to related parties	204,918	274,512
Wages payable	(26,289)	32,126
Taxes payable	(46,883)	250,981
Net cash provided by operating activities	951,467	673,512

Cash Flows from Investing Activities
Purchases of property, plants and equipment	(573)	(101,072)
Expenditures in construction in progress	(108,529)	(66,088)
Disposal of property, plant and equipment	5,844	-
Net cash provided by (used in) investing activities	(103,258)	(167,160)

Cash Flows from Financing Activities
Proceeds from related party debts	-	-
Net cash provided by financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	(1,374,392)	(1,181,074)

Net decrease in cash and cash equivalents	(526,183)	(674,722)

Cash and cash equivalents, beginning balance	35,507,535	32,614,910

Cash and cash equivalents, beginning balance	34,981,352	31,940,188

Supplemental cash flow information
Cash paid for income taxes	$342,634	$91,286
Cash paid for interest expenses	$-	$-

Non-cash activities:
Loan from related party for the construction of a facility	$680,382	$516,923

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

On August 20, 2007, the sole shareholder of China Health HK entered into a share purchase agreement (the “Share Purchase Agreement”) with the owners of Humankind. Pursuant to the Share Purchase Agreement, China Health HK purchased 100% of the equity interest in Humankind for cash consideration of $60,408 (the “Share Purchase”). Subsequent to the completion of the Share Purchase, Humankind became a wholly-owned subsidiary of China Health HK. Since the owner of Humankind owned a majority of the outstanding shares of China Health HK’s common stock immediately following the execution of the Share Purchase Agreement, it was deemed to be the accounting acquirer in the reverse merger and the Share Purchase was accounted for as a “reverse merger”. Consequently, the assets, liabilities and historical operations that were reflected in the financial statements for the periods prior to the Share Purchase are those of Humankind and have been recorded at historical cost basis. After the completion of the Share Purchase, China Health HK’s consolidated financial statements include the assets and liabilities of both China Health HK and Humankind, the historical operations of Humankind, and the operations of China Health HK and its subsidiaries from the closing date of the Share Purchase onward.

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

On October 12, 2016, the four parties agreed to rescind the Supplementary Agreement and entered into a new supplementary agreement (the “New Supplementary Agreement”), pursuant to which the four parties agreed to execute the transfer of the equity interests based on the Original Agreement and the Equity Holders agreed to sell their respective equity interests in Huimeijia to Xiuzheng Pharmacy. The transfer of 100% of the equity interests of Huimeijia to the Buyer was for total cash consideration of RMB 8,000,000 (approximately $1,306,186) (the “Purchase Price”) to the Equity Holders. Pursuant to the Agreement, 40% of the Purchase Price is due within 10 business days after the signing of the New Supplementary Agreement; 40% of the Purchase Price is due within 10 business days after the completion of the changes in business registration described in the Original Agreement and Xiuzheng Pharmacy obtaining documents evidencing its ownership of Huimeijia; 15% of the Purchase Price is due within 10 business days after the transfer of all of the Assets is approved by the Heilongjiang FDA; and 5% of the Purchase Price is due within 10 business days after all of the Assets have been transferred to Xiuzheng Pharmacy, or its designee, and Humankind and Mr. Xin Sun have instructed Xiuzheng Pharmacy to complete the three-batches production of all forms of the drugs included in the Assets. As of the date of this report, 80% of the Purchase Price has been paid, because the Company has completed changes in its business registration, Xiuzheng Pharmacy has obtained a business license to Huimeijia that was issued by the local State Administration of Industry and Commerce in Harbin (“Harbin SAIC”) that reflects the recording of the ownership of Huimeijia as being held by Xiuzheng Pharmacy and with Harbin SAIC and the legal representative, a person that is authorized to take most of the corporate actions on behalf of a company under the corporate laws in China, of Huimeijia has been appointed by the Buyer. The transfer of all of the drug licenses to the Buyer and the payment of the remainder of the Purchase Price to the Equity Holders are still pending.

China Health US, China Health HK, Humankind, and HLJ Huimeijia are collectively referred to herein as the “Company”.

As of September 30, 2019, the Company’s corporate structure was as follows:

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and Management believes that the disclosures are sufficient so that the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019. These unaudited condensed consolidated financial statements include all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and the results of operations of the Company. All such adjustments are of a normal and recurring nature. The results of operations of the Company for the three months ended September 30, 2019 may not be indicative of results that may be expected for the year ended June 30, 2020.

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

Statement of Cash Flows

In accordance with Statement FASB ASC Topic 230, “Statement of Cash Flows”, cash flow from the Company’s operations is calculated based upon the local currencies and translated to the reporting currency using an average foreign exchange rate for the reporting period. As a result, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily be the same as the corresponding balances on the balance sheets.

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

As of September 30, 2019 and June 30, 2019, the Company’s uninsured bank balances were mainly maintained at financial institutions located in the PRC and Hong Kong. The uninsured bank balances were $34,981,352 and $35,507,535 as of September 30, 2019 and June 30, 2019, respectively. The Company had no insured bank balances as of September 30, 2019 and June 30, 2019.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business, but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on Management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. From November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales agents. As of September 30, 2019 and June 30, 2019, the balances of accounts receivable were $1,829,792 and $1,987,505, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts, and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. The Company has determined that an allowance of $33,637 and $71,713 was appropriate as of September 30, 2019 and June 30, 2019, respectively.

Advances to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials or to service providers for services relating to construction plans for its plants, equipment and production lines for GMP upgrading, and records these payments as advances to suppliers. As of September 30, 2019 and June 30, 2019, advances to suppliers amounted to $198,288 and $8,619, respectively. The increase by $189,669 was mainly attributable to a new equipment Humankind bought which was still in transit as of September 30, 2019.

Inventory

Inventory consists of raw materials, work in progress, and finished goods or manufactured products.

Inventory is stated at the lower of either cost or market value and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other subsidiaries of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor costs and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory, as well as inventory the value of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. The inventory allowance in the amounts of $nil and $nil were provided for as of September 30, 2019 and June 30, 2019, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment”, and FASB ASC Topic 205, “Presentation of Financial Statements”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve Management’s estimates on asset useful life and future cash flows. Actual useful life and cash flows could be different from those estimated by Management, which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. As of September 30, 2019 and June 30, 2019, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other”. Intangible assets deemed to have indefinite life are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve Management’s estimates of asset useful life and future cash flows. Significant judgment of Management is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, the Company could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets, for the three months ended September 30, 2019 and 2018.

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

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by Management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, there was no impairments recorded for construction in progress, for the three months ended September 30, 2019 and 2018.

Revenue Recognition

The Company recognizes revenue at the amount to which it expects to be entitled when control of the products or services is transferred to its customers. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products or services are transferred to its customers. For most of the Company’s products net sales, control transfers when products are shipped. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when control of the products or services is transferred to its customers. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience for the three months ended September 30, 2019 and 2018, respectively.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 16% (depending on the type of goods involved) on the full price collected for the goods sold, in the case of taxable services provided, at a rate of 16% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. As of September 30, 2019 and June 30, 2019, VAT payables were $126,976 and $120,114, respectively.

Sales-Related Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual aggregate VAT paid by the Company as taxes for the purposes of maintaining and building cities and educational facilities, which fees are included as sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. Sales-related taxes were $25,118 and $28,688 for the three months ended September 30, 2019 and 2018, respectively.

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

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the three months ended September 30, 2019 and 2018, the Company had no potential dilutive common stock equivalents outstanding.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The main objective of the standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In issuing this standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. The standard is applicable to loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, loan commitments and certain other off-balance sheet credit exposures, debt securities (including those held-to-maturity) and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The CECL model does not apply to available-for-sale debt securities. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities. Accordingly, the new methodology will be utilized when assessing the Company’s financial instruments for impairment. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. ASU 2016-13 is effective for years beginning after December 15, 2019, including interim periods within those fiscal years under a modified retrospective approach. Early adoption is permitted for the periods beginning after December 15, 2018.The Company plans to adopt the guidance from July 1, 2020. And the Company finalized its analysis and believes the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and its internal controls over financial reporting.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which modifies the disclosure requirements on fair value measurements, including removing the requirement to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels and (3) the valuation processes for Level 3 fair value measurements. ASU 2018-13 also added new disclosures including the requirement to disclose (a) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2019 and early adoption is permitted. This standard will only impact the disclosures pertaining to fair value measurements. The Company plans to adopt the guidance from July 1, 2020. And the Company finalized its analysis and believes the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and its internal controls over financial reporting.

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable were $1,829,792 and $1,987,505, net of allowances for doubtful accounts amounting to $33,637 and $71,713, as of September 30, 2019 and June 30, 2019, respectively.

NOTE 4 - INVENTORY

Inventory consisted of following:

	September 30,	June 30,
	2019	2019
Raw Materials	$288,337	$320,334
Supplies and Packing Materials	97,290	91,110
Work-in-Progress	77,228	85,191
Finished Goods	355,742	360,604
Total	$818,597	$857,239

The inventory allowance in the amounts of $nil and $nil were provided for as of September 30, 2019 and June 30, 2019, respectively.

NOTE 5 - CONSTRUCTION IN PROGRESS

Construction in progress from the continuing operations of the Company consisted of the following:

	September 30,	June 30,
	2019	2019
Plant - HLJ Huimeijia	$853,612	$806,612
Factory Maintenance - Humankind	27,707	28,840
Total	$881,319	$835,452

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for construction of the HLJ Huimeijia plant. The estimated total cost of construction was approximately $1.86 million (RMB 12,800,000) and construction was anticipated to be completed by December 2019. As of September 30, 2019, 74% of construction has been completed, $1,324,030 (RMB9,463,771) has been recorded as costs of construction in progress and construction in progress at an amount of $470,418 (RMB 3,362,409) has been completed and converted into property, plant and equipment.

NOTE 6 - PROPERTY, PLANTS AND EQUIPMENT

Property, plants and equipment consisted of the following:

	September 30,	June 30,
	2019	2019
Building, Warehouses and Improvements	$3,337,529	$3,474,056
Machinery and Equipment	1,693,528	1,876,174
Office Equipment	73,431	76,435
Vehicles	204,108	212,456
Others	874,407	910,178
Less: Accumulated Depreciation	(2,682,038)	(2,829,875)
Total	$3,500,965	$3,719,424

Depreciation expenses was $85,329 and $75,657 for the three months ended September 30, 2019 and 2018, respectively. Depreciation expenses charged to operations was $36,136 and $23,375 for the three months ended September 30, 2019 and 2018, respectively. Depreciation expenses charged to cost of goods sold was $49,194 and $52,282 for the three months ended September 30, 2019 and 2018, respectively.

NOTE 7 - INTANGIBLE ASSETS

The following is a summary of intangible assets from the continuing operations of the Company:

	September 30, 2019	June 30, 2019
Land Use Rights – Humankind	$886,717	$922,990
Health Supplement Product Patents – Humankind	4,197,154	4,368,847
Pharmaceutical Patents - HLJ Huimeijia	365,736	380,697
Land Use Rights - HLJ Huimeijia	606,501	631,311
Less: Accumulated Amortization	(3,495,084)	(3,520,976)
Total	$2,561,024	$2,782,869

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

Amortization expenses was $114,607 and $118,147 for the three months ended September 30, 2019 and 2018, respectively.

NOTE 8 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun, consisted of the following:

	September 30, 2019	June 30, 2019
Mr. Xin Sun	$6,875,233	$6,928,467
Mr. Kai Sun	32,716	34,053
Total	$6,907,949	$6,962,520

These loans are unsecured, non-interest bearing, and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun is a PRC citizen and a family member of Mr. Xin Sun, the CEO of the Company.

NOTE 9 - INCOME TAXES

(a) Corporate income taxes

United States

China Health US was organized in the United States. China Health US had no taxable income for US income tax purposes for the three months ended September 30, 2019 and 2018. As of September 30, 2019, China Health US had a net operating loss carry forward for United States income tax purposes. Net operating loss carry forwards are available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and the continued losses of its US entity. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the three months ended September 30, 2019 and 2018. Management reviews this valuation allowance periodically and makes adjustments accordingly.

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

The provision for income taxes of the Company consisted of the following for the three months ended September 30, 2019 and 2018:

	For the Three Months Ended
	September 30,
	2019	2018
Current provision:
USA	$-	$-
PRC	312,507	307,669
Total current provision	312,507	307,669
Deferred provision:
USA	-	-
PRC	-	-
Total deferred provision	-	-
Total provision for income taxes	$312,507	$307,669

Significant components of deferred tax assets of the Company were as follows:

	September 30,	June 30,
	2018	2019
Deferred tax assets
Net operating loss carry forward	$911,431	$869,502
Allowances for doubtful accounts	8,409	17,928
Valuation allowance	(917,692)	(885,195)
Total	$2,148	$2,235

(b) Uncertain tax positions

There were no unrecognized tax benefits as of September 30, 2019 and June 30, 2019. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the three months ended September 30, 2019 and 2018, the Company did not incur any interest or penalties arising from its tax payments.

NOTE 10 - EARNINGS PER SHARE

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

For the three months ended September 30, 2019 and 2018, the Company did not have potential dilutive shares. The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended
	September 30,
	2019	2018

Net income	$756,574	$632,214

Net income per share:

Net income per share Basic & diluted	0.0115	0.0096

Weighted average shares outstanding:
Basic & diluted	65,539,737	65,539,737

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

The Company had no rental commitment as of September 30, 2019.

NOTE 12 - MAJOR SUPPLIERS AND CUSTOMERS

For the three months ended September 30, 2019, the Company had three suppliers that in the aggregate accounted for 76% of the Company’s purchases, with each supplier accounting for 41%, 18%, and 17%, respectively.

For the three months ended September 30, 2018, the Company had three suppliers that in the aggregate accounted for 86% of the Company’s purchases, with each supplier accounting for 37%, 36%, and 13%, respectively.

For the three months ended September 30, 2019, the Company had six customers that in the aggregate accounted for 79% of the Company’s total sales, with each customer accounting for 20%, 16%, 14%, 11%, 10%, and 8%, respectively.

For the three months ended September 30, 2018, the Company had six customers that in the aggregate accounted for 84% of the Company’s total sales, with each customer accounting for 21%, 17%, 15%, 12%, 11%, and 8%, respectively.

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

The following tables present summary information by segment for the three months ended September 30, 2019 and 2018, respectively:

	For the Three Months Ended September 30, 2019				For the Three Months Ended September 30, 2018
	HLJ				HLJ
	Huimeijia	Humankind	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$26,935	$2,026,989	$-	$2,053,924	$16,317	$2,125,508	$-	$16,317
Cost of revenues	35,008	473,888	-	508,896	20,465	453,276	-	20,465
Gross profit	(8,073)	1,553,101	-	1,545,028	(4,148)	1,672,232	-	(4,148)
Interest expense	-	-	-	-	-	-	2	-
Depreciation and amortization	9,321	129,843	-	139,164	7,005	134,517	-	7,005
Income tax	-	312,507	-	312,507	-	307,669	-	-
Net income (loss)	(98,295)	937,520	(82,651)	756,574	(153,945)	924,364	(138,295)	(153,945)
Total capital expenditures	573	108,529	-	109,102	20,212	80,860	-	20,212
Total assets	$3,456,703	$42,182,061	$(830,947)	$44,807,817	$3,468,398	$39,812,246	$70,911	$3,468,398

NOTE 14 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there are no additional items to disclose.

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

We have developed the following products that are derived from hemp and obtained business license to manufacture and sell these products. We began to sell these products since May 2018. Hemp Oil, Hemp Protein Powder, Hemp Polypeptide and Collagen Peptide are sold through Humankind, Other cosmetics are sold through HLJ Huimeijia. The revenue of the Hemp Oil, Hemp Protein Powder, Hemp Polypeptide and Collagen Peptide accounted for 98.69% and 99.23% for the three-month periods ended September 30, 2019 and 2018, respectively.

Serial No.	Name
1	Hemp Oil
2	Hemp Protein Powder
3	Hemp Polypeptide
4	Collagen Peptide
5	Natural Hemp Essence Repair Lotion
6	Natural Hemp Revitalizing Essence
7	Natural Hemp Anit-aging Brightening Eye Cream
8	Natural Hemp Frozen Age Nourishing Cream

Our business is conducted through our sales agents and sales personnel. We sell our products directly to end customers through our own sales personnel as well as our sales agents, operating primarily in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing and Gansu, where most of our revenues are generated. Sales by agents in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing, and Gansu provinces accounted for 20%, 16%, 14%, 11%, 10%, and 8% of our total sales, respectively, for the three months ended September 30, 2019. Although we do not currently sell our products online, we expect to do so in the future.

Results of Operations

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

The following table summarizes the top lines of the results of our operations for the three months ended September 30, 2019 and 2018, respectively:

	September 30,	September 30,
	2019	2018	Variance	%
Revenues	$2,053,924	$2,141,825	$(87,901)	(4.10)%
Humankind	2,026,989	2,125,508	(98,519)	(4.64)%
HLJ Huimeijia	26,935	16,317	10,618	65.07%
Cost of Goods Sold	$508,896	$473,741	$35,155	7.42%
Humankind	473,888	453,276	20,612	4.55%
HLJ Huimeijia	35,008	20,465	14,543	71.06%
Gross Profit	$1,545,028	$1,668,084	$(123,056)	(7.38)%
Humankind	1,553,101	1,672,232	(119,131)	(7.12)%
HLJ Huimeijia	(8,073)	(4,148)	(3,925)	94.63%

Revenue

Total revenues decreased by $87,901 or 4.10% for the three months ended September 30, 2019, as compared to the same period in 2018. The decrease in revenues was primarily due to a decrease of $98,519 or 4.64% in Humankind’s revenues, offset by an increase of $10,618 in HLJ Huimeijia’s revenues for the three months ended September 30, 2019 as compared to the same period in 2018. The decrease in Humankind’s sales revenues was mainly due to two reasons. Firstly, the sale percentage of products with lower price increased for the three months ended September 30, 2019 compared with the same period in 2018. Secondly, the increasing exchange rate from Renminbi to the U.S. dollar led to the decrease of revenues.

Our total cost of sales increased by $35,155 or 7.42% for the three months ended September 30, 2019 as compared to the same period in 2018. The increased cost of the main business was mainly due to that the sale percentage of products with higher cost increased for the three months ended September 30, 2019 compared with the same period in 2018. The increase in HLJ Huimeijia’s cost of sales was primarily due to the increase of the sales volume.

Our gross margin decreased by $123,056 or 7.38% for the three months ended September 30, 2019 as compared to the same period in 2018. This change was consistent with the change of sales and costs in Humankind. As HLJ Huimeijia resumed production for a short period of time, the output of the product is small, but the fixed cost of the apportionment has not decreased, resulting in high cost of the product. After the Company operates normally, the cost will return to a reasonable level.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product lines for the three months ended September 30, 2019 and 2018 respectively:

	September 30, 2019			September 30, 2018
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Hemp Oil	21,553	$862,405	41.99%	35,325	$1,426,600	66.61%
Collagen Peptide	19,042	523,417	25.48%	18,376	505,926	23.62%
Hemp Polypeptide	10,378	220,848	10.75%	3,401	133,358	6.23%
Hemp Protein Powder	7,955	420,318	20.46%	2,160	59,624	2.78%
HLJ Huimeijia
Muskiness Bone Strengthener Paste	1,440	7,105	0.35%	30,273	11,415	0.52%
Dampness dispelling pain ointment	840	6,701	0.33%	-	-	-
Refining Cream dogskin	1,800	4,152	0.20%	-	-	-
Indometacin and Furazolidone Suppositories	2,400	1,584	0.08%	1,730	1,513	0.07%
ShangBiTongDing	120	464	0.02%	1,600	2,009	0.09%
Enema Glycerini	1,140	559	0.03%	620	46	0.00%
Essence repair liquid	1,440	6,371	0.31%	30	426	0.02%
Revitalizing Essence	-	-	-	30	323	0.01%
Anti aging eye cream	-	-	-	30	220	0.01%
Moisturizing cream	-	-	-	30	361	0.02%
Ge Hong Beriberi Water	-	-	-	10	4	0.00%
Total	68,108	$2,053,924	100.00%	93,615	$2,141,825	100.00%

Operating Expenses

The following table summarizes our operating expenses for the three months ended September 30, 2019 and 2018, respectively:

	September 30, 2019	September 30, 2018	Variance	%
Operating Expenses
Selling, general and administrative	$366,988	$613,992	$(247,004)	(40.23)%
Depreciation and amortization	139,164	141,522	(2,358)	(1.67)%
Total Operating Expenses	$506,152	$755,514	$(249,362)	(33.01)%

Total operating expenses for the three months ended September 30, 2019 were $249,362 or 33.01% lower than in the corresponding period in 2018. The decrease in operating expenses was primarily attributable to decrease of $247,004 or 40.23% in selling, general and administrative expenses. The decrease in selling, general and administrative expenses was mainly due to the decrease of staff cost which is related to the decrease in revenue for the three months ended September 30, 2019 as compared to the same period in 2018. The depreciation and amortization expenses was at the same level for the three months ended September 30, 2019, as compared to the same period in 2018.

Interest Income and Interest Expense

Interest income was $30,748 for the three months ended September 30, 2019, as compared to $28,126 for the three months ended September 30, 2018. This increase of $2,622, or 9%, was mainly due to the increased average balance of bank deposits compared with the same period of 2019.

Interest expense was $1 for the three months ended September 30, 2019, as compared to $2 for the three months ended September 30, 2018.

Income Taxes

Income taxes increased by $4,838, or 2%, from $ 307,669 for the three months ended September 30, 2018 to $312,507 for the three months ended September 30, 2019. The increase in income taxes was mainly due to the increase of the Company’s income from operations in the amount of $129,198, from the net income of $939,883 for the three months ended September 30, 2018 to the net income of $1,069,081 for the three months ended September 30, 2019.

Net Income and Net Income Per Share

Net Income was $756,574 for the three months ended September 30, 2019, as compared to $632,214 for the three months ended September 30, 2018. This increase of $124,360 in net profit was primarily attributable to a decrease of operating expenses $249,362 in Humankind.

Net Income per share was $0.0115 for the three months ended September 30, 2019 and $0.0096 for the three months ended September 30, 2018, respectively. This increase was primarily a result of the aforementioned increase in net profit.

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

The following table summarizes our cash and cash equivalents positions, our working capital, and our cash flow activities as of September 30, 2019 and June 30, 2019 and for the three months ended September 30, 2019 and 2018:

	September 30, 2019	June 30, 2019
Cash and cash equivalents	$34,981,352	$35,507,535
Working capital	$29,495,612	$29,832,774
Inventories	$818,597	$857,239

	For the Three Months ended September 30,
	2019	2018
Cash provided by (used in):
Operating activities	$951,467	$673,512
Investing activities	$(103,258)	$(167,160)
Financing activities	$-	$-

For the three months ended September 30, 2019, our net decrease in cash and cash equivalents totaled $526,183, which total was comprised of net cash provided by operating activities in the amount of $951,467, net cash used in investing activities in the amount of $103,258 and the effect of prevailing exchange rates on our cash position of $1,374,392.

For the three months ended September 30, 2018, our net decrease in cash and cash equivalents totaled $674,722, which total was comprised of net cash provided by operating activities in the amount of $673,512, net cash used in investing activities in the amount of $167,160 and the effect of prevailing exchange rates on our cash position of $1,181,074.

Our working capital at September 30, 2019 was $29,495,612, compared to working capital of $29,832,774 at June 30, 2018. This decrease of $337,388.00 or 1.13% was primarily attributable to the decrease of cash and cash equivalents in the amount of $526,183.

Net cash provided by operating activities was $951,467 for the three months ended September 30, 2019, primarily attributable to net income in the amount of $756,574 and a decrease of accounts receivable in the amount of $114,918. Net cash used in investing activities was $103,258 for the three months ended September 30, 2019, primarily due to expenditures in property, plant and equipment of $108,529. The negative effect of exchange rate changes on cash and cash equivalents in the amount of $1,374,392 for the three months ended September 30, 2019 was mainly a result of the effect of the valuation of the RMB against the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 6.8668 to 1 and 7.1477 to 1 as of June 30, 2019 and September 30, 2019, respectively, and the average exchange rate from USD to RMB was 7.0150 for the three months ended September 30, 2019.

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

Related Party Debts

We had related party debts in the amount of $6,907,949 as of September 30, 2019, as compared to $6,962,520 as of June 30, 2019, a decrease of $54,571 or 0.78%. Our related party debts mainly consist of a loan from Mr. Xin Sun, the CEO of the Company. The loan is unsecured, non-interest bearing, and has no fixed terms of repayment. There was no written agreement for the loan. See Note 8.

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

There have been no material changes during the three months ended September 30, 2019 in the Company’s significant accounting policies to those previously disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2019.

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

At the conclusion of the period ended September 30, 2019, the Company carried out an evaluation, under the supervision and with the participation of Management, including the Company’s principal executive and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Company’s principal executive and principal financial officer concluded that, due to the material weakness in the Company’s internal controls over financial reporting as discussed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2019, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Changes in Internal Controls over Financial Reporting

No changes in the Company’s internal controls over financial reporting have come to Management’s attention during the quarter ended September 30, 2019 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

/s/ Xin Sun
By:	Xin Sun
Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Date:	November 14, 2019

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document