Form 10-Q
period 2019-12-31
China Health Industries Holdings, Inc.
filed 2020-02-14
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2019

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

As of February 10, 2020, there were 65,539,737 shares of common stock, $0.0001 par value per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2019	June 30, 2019
ASSETS

Current assets
Cash and cash equivalents	$36,675,831	$35,507,535
Accounts receivable, net	3,257,259	1,987,505
Inventory	843,076	857,239
Other receivables, net	28,105	28,435
Advances to suppliers	221,863	8,619
Prepayments	-	15,868
Total current assets	41,026,134	38,405,201

Property, plants and equipment, net	3,923,779	3,719,424
Intangible assets, net	2,513,928	2,782,869
Construction in progress	517,201	835,452
Prepayments – Non-Current	-	9,709
Deferred tax assets	2,206	2,235
Total assets	$47,983,248	$45,754,890

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued expenses	$465,556	$497,084
Other payables	22,616	74,121
Advances from customers	181,319	153,613
Related party debts	7,209,075	6,962,520
Wages payable	353,950	265,686
Taxes payable	878,100	619,403
Total current liabilities	9,110,616	8,572,427

Equity
Common stock, ($0.0001 par value per share, 300,000,000 shares authorized, 65,539,737 and 65,539,737 shares issued and outstanding as of December 31, 2019 and June 30, 2019, respectively)	6,554	6,554
Additional paid-in capital	521,987	521,987
Accumulated other comprehensive income	(1,086,643)	(593,654)
Statutory reserves	38,679	38,679
Retained earnings	39,392,055	37,208,897
Total stockholders’ equity	38,872,632	37,182,463

Total liabilities and equity	$47,983,248	$45,754,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the three Months		For the Six Months
	Ended		Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018

REVENUE	$3,421,988	$2,714,157	$5,475,912	$4,855,982

COST OF GOODS SOLD	(686,510)	(688,076)	(1,195,406)	(1,161,817)

GROSS PROFIT	2,735,478	2,026,081	4,280,506	3,694,165

OPERATING EXPENSES
Selling, general and administrative expenses	633,303	406,303	1,000,291	1,020,295
Depreciation and amortization expenses	150,752	142,758	289,916	284,280
Total operating expenses	(784,055)	(549,061)	(1,290,207)	(1,304,575)

INCOME (LOSS) FROM OPERATIONS	1,951,423	1,477,020	2,990,299	2,389,590

OTHER INCOME/(EXPENSES)
Interest income	31,293	26,590	62,041	54,716
Interest expense	-	(1)	(1)	(3)
Other income/(expenses), net	1	15,973	(416)	15,597
Bank charges	(237)	(274)	(362)	(709)
Total other income, net	31,057	42,288	61,262	69,601

INCOME/(LOSS) BEFORE INCOME TAXES	1,982,480	1,519,308	3,051,561	2,459,191)

Provision for income taxes	(555,896)	(402,041)	(868,403)	(709,710)

NET INCOME (LOSS)	1,426,584	1,117,267	2,183,158	1,749,481

Foreign currency translation gain (loss)	1,000,316	(44,931)	(492,989)	(1,343,058)

COMPREHENSIVE INCOME	2,426,900	1,072,336	1,690,169	406,423
Basic & diluted income (loss) per share	$0.0218	$0.0170	$0.0333	$0.0267

Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	65,539,737	65,539,737	65,539,737	65,539,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018
(Unaudited)

	Common Shares		Additional Paid-in	Retained	Statutory	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Reserve	Income (loss)	Equity

Balance, June 30, 2018	65,539,737	$6,554	$521,987	$33,901,858	$38,679	$775,302	$35,244,380

Net income	-	-	-	1,749,481	-	-	1,749,481
Other comprehensive loss - Translation adjustment						(1,343,058)	(1,343,058)
Balance, December 31, 2018	65,539,737	6,554	521,987	35,651,339	38,679	(567,756)	35,650,803

Balance, June 30, 2019	65,539,737	6,554	521,987	37,208,897	38,679	(593,654)	37,182,463

Net income	-	-	-	2,183,158	-	-	2,183,158

Other comprehensive loss - Translation adjustment	-	-	-	-	-	(492,989)	(492,989)
Balance, December 31, 2019	65,539,737	$6,554	$521,987	$39,392,055	$38,679	$(1,086,643)	$38,872,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(Unaudited)

	Common Shares		Additional Paid-in	Retained	Statutory	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Reserve	Income (loss)	Equity

Balance, September 30, 2018	65,539,737	$6,554	$521,987	$34,534,072	$38,679	$(522,825)	$34,578,467

Net income	-	-	-	1,117,267	-	-	1,117,267
Other comprehensive loss - Translation adjustment						(44,931)	(44,931)
Balance, December 31, 2018	65,539,737	6,554	521,987	35,651,339	38,679	(567,756)	35,650,803

Balance, September 30	65,539,737	$6,554	$521,987	$37,965,471	$38,679	$(2,086,959)	$36,445,732

Net income	-	-	-	1,426,584	-	-	1,426,584

Other comprehensive loss - Translation adjustment	-	-	-	-	-	1,000,316	1,000,316
Balance, December 31, 2019	65,539,737	$6,554	$521,987	$39,392,055	$38,679	$(1,086,643)	$38,872,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	December 31,	December 31,
	2019	2018
Cash Flows from Operating Activities
Net income (loss) from operations	$2,183,158	$1,749,481
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expenses	389,647	388,576
Provisions for doubtful accounts	(35,925)	13
Provision for inventories		(154,767)
Deferred taxes loss/(gain)	(1)	(337)
Changes in operating assets and liabilities,
Accounts receivable	(1,253,232)	(1,279,100)
Other receivables	(58)	2,079
Inventory	2,447	(231,096)
Advances to suppliers and prepaid expenses	(186,707)	54,401
Accounts payables and accrued expenses	(24,592)	115,066
Advances from customers and other payables	(20,534)	231,888
Amounts due to related parties	332,431	248,961
Wages payable	91,193	64,401
Taxes payable	250,639	360,982
Net cash provided by operating activities	1,728,466	1,550,548

Cash Flows from Investing Activities
Purchases of property, plants and equipment	(24,713)	(112,055)
Expenditures in construction in progress	(130,964)	(82,709)
Disposal of property, plant and equipment	5,832	-
Net cash provided by (used in) investing activities	(149,845)	(194,764)

Cash Flows from Financing Activities
Proceeds from related party debts	-	-
Net cash provided by financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	(410,325)	(1,221,789)

Net decrease in cash and cash equivalents	1,168,296	133,995

Cash and cash equivalents, beginning balance	35,507,535	32,614,910

Cash and cash equivalents, ending balance	36,675,831	32,748,905

Supplemental cash flow information
Cash paid for income taxes	$654,004	$420,968
Cash paid for interest expenses	$-	$-

Non-cash activities:
Loan from related party for the construction of a facility	$701,623	$584,147

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

On October 14, 2008, Humankind formed a 99% owned subsidiary, Harbin Huimeijia Medicine Company (“Huimeijia”), in the PRC. Huimeijia’s primary business is the manufacturing and distribution of pharmaceuticals. Mr. Xin Sun, the majority owner of China Health US, owned 1% of Huimeijia.

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

On October 12, 2016, the four parties agreed to rescind the Supplementary Agreement and entered into a supplementary agreement (the “October 2016 Supplementary Agreement”), pursuant to which the four parties agreed to execute the transfer of the equity interests based on the Original Agreement and the Equity Holders agreed to sell their respective equity interests in Huimeijia to Xiuzheng Pharmacy. The transfer of 100% of the equity interests of Huimeijia to the Buyer was for total cash consideration of RMB 8,000,000 (approximately $1,306,186) (the “Purchase Price”) to the Equity Holders. Pursuant to the October 2016Supplementary Agreement, 40% of the Purchase Price is due within 10 business days after the signing of such agreement; 40% of the Purchase Price is due within 10 business days after the completion of the changes in business registration described in the Original Agreement and Xiuzheng Pharmacy obtaining documents evidencing its ownership of Huimeijia; 15% of the Purchase Price is due within 10 business days after the transfer of all of the Assets is approved by the Heilongjiang FDA; and 5% of the Purchase Price is due within 10 business days after all of the Assets have been transferred to Xiuzheng Pharmacy, or its designee, and Humankind and Mr. Xin Sun have instructed Xiuzheng Pharmacy to complete the three-batches production of all forms of the drugs included in the Assets. As of the date of this report, 80% of the Purchase Price has been paid, because the Company has completed changes in its business registration, Xiuzheng Pharmacy has obtained a business license to Huimeijia that was issued by the local State Administration of Industry and Commerce in Harbin (“Harbin SAIC”) that reflects the recording of the ownership of Huimeijia as being held by Xiuzheng Pharmacy and with Harbin SAIC and the legal representative, a person that is authorized to take most of the corporate actions on behalf of a company under the corporate laws in China, of Huimeijia has been appointed by the Buyer..

China Health US, China Health HK, Humankind, and HLJ Huimeijia are collectively referred to herein as the “Company”.

As of December 31, 2019, the Company’s corporate structure was as follows:

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and Management believes that the disclosures are sufficient so that the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019. These unaudited condensed consolidated financial statements include all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and the results of operations of the Company. All such adjustments are of a normal and recurring nature. The results of operations of the Company for the six months ended December 31, 2019 may not be indicative of results that may be expected for the year ended June 30, 2020.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include China Health US and its three subsidiary companies, namely China Health HK, Humankind, and HLJ Huimeijia. All significant intercompany balances and transactions have been eliminated in consolidation.

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

As of December 31, 2019 and June 30, 2019, the Company’s uninsured bank balances were mainly maintained at financial institutions located in the PRC and Hong Kong. The uninsured bank balances were $36,675,831 and $35,507,535 as of December 31, 2019 and June 30, 2019, respectively. The Company had no insured bank balances as of December 31, 2019 and June 30, 2019.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business, but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on Management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. From November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales agents. As of December 31, 2019 and June 30, 2019, the balances of accounts receivable were $3,257,259 and $1,987,505, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts, and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. The Company has determined that an allowance of $34,534 and $71,713 was appropriate as of December 31, 2019 and June 30, 2019, respectively.

Advances to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials or to service providers for services relating to construction plans for its plants, equipment and production lines for GMP upgrading, and records these payments as advances to suppliers. As of December 31, 2019 and June 30, 2019, advances to suppliers amounted to $221,863 and $8,619, respectively. The increase by $213,244 was mainly attributable to a new equipment Humankind bought which was still in transit as of December 31, 2019.

Inventory

Inventory consists of raw materials, work in progress, and finished goods or manufactured products.

Inventory is stated at the lower of either cost or market value and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other subsidiaries of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor costs and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory, as well as inventory the value of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. The inventory allowance in the amounts of $nil and $nil were provided for as of December 31, 2019 and June 30, 2019, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment”, and FASB ASC Topic 205, “Presentation of Financial Statements”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve Management’s estimates on asset useful life and future cash flows. Actual useful life and cash flows could be different from those estimated by Management, which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. As of December 31, 2019 and June 30, 2019, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other”. Intangible assets deemed to have indefinite life are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve Management’s estimates of asset useful life and future cash flows. Significant judgment of Management is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, the Company could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets, for the six months ended December 31, 2019 and 2018.

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

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by Management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, there was no impairments recorded for construction in progress, for the six months ended December 31, 2019 and 2018.

Revenue Recognition

The Company recognizes revenue at the amount to which it expects to be entitled when control of the products or services is transferred to its customers. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products or services are transferred to its customers. For most of the Company’s products net sales, control transfers when products are shipped. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when control of the products or services is transferred to its customers. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience for the six months ended December 31, 2019 and 2018, respectively.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 16% (depending on the type of goods involved) on the full price collected for the goods sold, in the case of taxable services provided, at a rate of 16% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. As of December 31, 2019 and June 30, 2019, VAT payables were $163,770 and $120,114, respectively.

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

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the six months ended December 31, 2019 and 2018, the Company had no potential dilutive common stock equivalents outstanding.

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

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s accounts receivables were $3,257,259 and $1,987,505, net of allowances for doubtful accounts amounting to $34,534 and $71,713, as of December 31, 2019 and June 30, 2019, respectively.

NOTE 4 - INVENTORY

Inventory consisted of following:

	December 31,	June 30,
	2019	2019
Raw Materials	$104,934	$320,334
Supplies and Packing Materials	273,757	91,110
Work-in-Progress	79,291	85,191
Finished Goods	385,094	360,604
Total	$843,076	$857,239

The inventory allowance in the amounts of $nil and $nil were provided for as of December 31, 2019 and June 30, 2019, respectively.

NOTE 5 - CONSTRUCTION IN PROGRESS

Construction in progress of the Company consisted of the following:

	December 31,	June 30,
	2019	2019
Plant - HLJ Huimeijia	$517,201	$806,612
Factory Maintenance - Humankind	-	28,840
Total	$517,201	$835,452

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for construction of the HLJ Huimeijia plant. The estimated total cost of construction was approximately $1.86 million (RMB 12,800,000).  As of December 31, 2019, 77% of construction has been completed, $517,201 (RMB3,600,649) has been recorded as costs of construction in progress and construction in progress at an amount of $892,213 (RMB6,211,409) has been completed and converted into property, plant and equipment.

NOTE 6 - PROPERTY, PLANTS AND EQUIPMENT

Property, plants and equipment consisted of the following:

	December 31,	June 30,
	2019	2019
Building, Warehouses and Improvements	$3,797,881	$3,474,056
Machinery and Equipment	1,754,873	1,876,174
Office Equipment	75,392	76,435
Vehicles	209,558	212,456
Others	926,204	910,178
Less: Accumulated Depreciation	(2,840,129)	(2,829,875)
Total	$3,923,779	$3,719,424

Depreciation expenses were $160,788.03 and $154,199 for the six months ended December 31, 2019 and 2018, respectively. Depreciation expenses charged to operations were $61,057 and $49,903 for the six months ended December 31, 2019 and 2018, respectively. Depreciation expenses charged to cost of goods sold were $99,731 and $104,296 for the six months ended December 31, 2019 and 2018, respectively.

NOTE 7 - INTANGIBLE ASSETS

The following is a summary of intangible assets of the Company:

	December 31, 2019	June 30, 2019
Land Use Rights – Humankind	$910,394	$922,990
Health Supplement Product Patents – Humankind	4,309,231	4,368,847
Pharmaceutical Patents - HLJ Huimeijia	375,502	380,697
Land Use Rights - HLJ Huimeijia	622,696	631,311
Less: Accumulated Amortization	(3,703,895)	(3,520,976)
Total	$2,513,928	$2,782,869

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

Amortization expenses was $228,859 and $234,377 for the six months ended December 31, 2019 and 2018, respectively.

NOTE 8 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun, consisted of the following:

	December 31, 2019	June 30, 2019
Mr. Xin Sun	$7,175,486	$6,928,467
Mr. Kai Sun	33,589	34,053
Total	$7,209,075	$6,962,520

These loans are unsecured, non-interest bearing, and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun is a PRC citizen and a family member of Mr. Xin Sun, the CEO of the Company.

NOTE 9 - INCOME TAXES

(a) Corporate income taxes

United States

China Health US was organized in the United States. China Health US had no taxable income for US income tax purposes for the six months ended December 31, 2019 and 2018. As of December 31, 2019, China Health US had a net operating loss carry forward for United States income tax purposes. Net operating loss carry forwards is available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and the continued losses of its US entity. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the six months ended December 31, 2019 and 2018. Management reviews this valuation allowance periodically and makes adjustments accordingly.

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

The provision for income taxes of the Company consisted of the following for the six months ended December 31, 2019 and 2018:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Current provision:
USA	$-	$-	$-	$-
China	555,896	402,041	868,403	709,710
Total current provision	555,896	402,041	868,403	709,710
Deferred provision:	-	-	-	-
USA	-	-	-	-
China	-	-	-	-
Total deferred provision	-	-	-	-
Total	$555,896	$402,041	$868,403	$709,710

Significant components of deferred tax assets of the Company were as follows:

	December 31,	June 30,
	2018	2019
Deferred tax assets
Net operating loss carry forward	$968,614	$869,502
Allowances for doubtful accounts	8,634	17,928
Valuation allowance	(975,042)	(885,195)
Total	$2,206	$2,235

(b) Uncertain tax positions

There were no unrecognized tax benefits as of December 31, 2019 and June 30, 2019. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the six months ended December 31, 2019 and 2018, the Company did not incur any interest or penalties arising from its tax payments.

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

For the six months ended December 31, 2019 and 2018, the Company did not have potential dilutive shares. The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018

Net income/(loss) attributable to China Health Industries Holdings	$1,426,584	$1,117,267	$2,183,158	$1,749,481

Net income/(loss) per share:
Basic & diluted	$0.0218	$0.0170	$0.0333	0.0267
Weighted average shares outstanding:
Basic & diluted	65,539,737	65,539,737	65,539,737	65,539,737

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

The Company had no rental commitment as of December 31, 2019.

NOTE 12 - MAJOR SUPPLIERS AND CUSTOMERS

For the six months ended December 31, 2019, the Company had three suppliers that in the aggregate accounted for 75% of the Company’s purchases, with each supplier accounting for 35%, 20%, and 20%, respectively.

For the six months ended December 31, 2018, the Company had three suppliers that in the aggregate accounted for 76% of the Company’s purchases for operations, with each supplier accounting for 46%, 16%, and 14%, respectively.

For the six months ended December 31, 2019, the Company had six customers that in the aggregate accounted for 81% of the Company’s total sales, with each customer accounting for 20%, 16%, 15%, 11%, 11%, and 8%, respectively.

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

The following tables present summary information by segment for the three and six months ended December 31, 2019 and 2018, respectively:

	For the Three Months Ended December 31, 2019				For the Three Months Ended December 31, 2018
	HLJ				HLJ
	Huimeijia	Humankind	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$8,894	$3,413,094	$-	$3,421,988	$29,272	$2,684,885	$-	$2,714,157
Cost of revenues	(4,528)	(681,982)	-	(686,510)	(34,919)	(653,157)	-	(688,076)
Gross profit	4,366	2,731,112	-	2,735,478	(5,647)	2,031,728	-	2,026,081
Interest expense	-	-	-	-	-	-	(1)	(1)
Depreciation and amortization	(21,451)	(129,301)	-	(150,752)	(11,823)	(130,935)	-	(142,758)
Income tax	-	(555,896)	-	(555,896)	-	(402,041)	-	(402,041)
Net income (loss)	(163,903)	1,667,687	(77,200)	1,426,584	(77,027)	1,206,114	(11,820)	1,117,267
Total capital expenditures	(1)	(22,435)	-	(22,436)	(72,974)	(20,719)	-	(93,963)
Total assets	$3,530,191	$45,384,617	$(931,560)	$47,983,248	$3,610,890	$40,480,428	$(24)	$44,091,294

	For the Six Months Ended December 31, 2019				For the Six Months Ended December 31, 2018
	HLJ				HLJ
	Huimeijia	Humankind	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$35,829	$5,440,083	$-	$5,475,912	$45,589	$4,810,393	$-	$4,855,982
Cost of revenues	(39,536)	(1,155,870)	-	(1,195,406)	(55,384)	(1,106,433)	-	(1,161,817)
Gross profit	(3,707)	4,284,213	-	4,280,506	(9,795)	3,703,960	-	3,694,165
Interest expense	-	-	(3)	(3)	-	-	(3)	(3)
Depreciation and amortization	(30,772)	(259,144)	-	(289,916)	18,828	265,452	-	284,280
Income tax		(868,403)	-	(868,403)		709,710	-	709,710
Net income (loss)	(262,198)	2,605,207	(159,851)	2,183,158	(230,972)	2,130,480	(150,027)	1,749,481
Total capital expenditures	(572)	(130,964)	-	(131,536)	(93,186)	(101,579)	-	(194,765)
Total assets	$3,530,191	$45,384,617	$(931,560)	$47,983,248	$3,610,890	40,480,428	(24)	44,091,294

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

We have developed the following products that are derived from hemp and obtained business license to manufacture and sell these products. We began to sell these products since May 2018. Hemp Oil, Hemp Protein Powder, Hemp Polypeptide and Collagen Peptide are sold through Humankind. Other products are sold through HLJ Huimeijia. The revenue of the Hemp Oil, Hemp Protein Powder, Hemp Polypeptide and Collagen Peptide accounted for 93.35% and 99.06% for the six-month periods ended December 31, 2019 and 2018, respectively.

Serial No.	Name
1	Hemp Oil
2	Hemp Protein Powder
3	Hemp Polypeptide
4	Collagen Peptide
5	Natural Hemp Essence Repair Lotion
6	Natural Hemp Revitalizing Essence
7	Natural Hemp Anit-aging Brightening Eye Cream
8	Natural Hemp Frozen Age Nourishing Cream

We sell our products directly to end customers through our own sales personnel as well as our sales agents, operating primarily in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing and Gansu, where most of our revenues are generated. Sales by agents in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing, and Gansu provinces accounted for 20%, 16%, 15%, 11%, 11%, and 8%, of our total sales, respectively, for the six months ended December 31, 2019. Although we do not currently sell our products online, we expect to do so in the future.

Results of Operations

Three months ended December 31, 2019 compared to the three months ended December 31, 2018

The following table summarizes the top lines of the results of our operations for the three months ended December 31, 2019 and 2018, respectively:

	December 31,	December 31,
	2019	2018	Variance	%
Revenues	$3,421,988	$2,714,157	$707,831	26.08%
Humankind	3,413,094	2,684,885	728,209	27.12%
HLJ Huimeijia	8,894	29,272	(20,378)	(69.62)%
Cost of Goods Sold	$686,510	$688,076	$(1,566)	(0.23)%
Humankind	681,982	653,157	28,825	4.41%
HLJ Huimeijia	4,528	34,919	(30,391)	(87.03)%
Gross Profit	$2,735,478	$2,026,081	$709,397	35.01%
Humankind	2,731,112	2,031,728	699,384	34.42%
HLJ Huimeijia	4,366	(5,647)	10,013	(177.32)%

Revenue

Total revenues increased by $707,831 or 26.08% for the three months ended December 31, 2019, as compared to the same period in 2018. The increase in revenues was primarily due to an increase of $728,209 or 27.12% in Humankind’s revenues mainly due to the increasing demand of Hemp Polypeptide and Hemp Protein Powder for the three months ended December 31, 2019 compared with the same period in 2018.

Our total cost of sales decreased by $1,566 or 0.23% for the three months ended December 31, 2019 as compared to the same period in 2018. The decrease in the cost of the main business was mainly due to two reasons. Firstly, the revenue in Humankind increased by $28,825 or 4.41% which was consistent with the change of sales for the three months ended December 31, 2019 as compared to the same period in 2018. However, the growth ratio of cost was lower than that of the revenue because the unit cost of Hemp Polypeptide and Hemp Protein Powder was lower than the other two hemp products for the three months ended December 31, 2019 compared with the same period in 2018. Secondly, the decrease in HLJ Huimeijia’s cost of sales was consistent with the change of revenue.

Our gross margin increased by $709,397 or 35.01% for the three months ended December 31, 2019 as compared to the same period in 2018. This change was consistent with the change of sales and costs in Humankind. The gross margin of HLJ Huimeijia increased by $10,013 or 177.32% for the three months ended December 31, 2019 as compared to the same period in 2018. The increase was primarily due to that HLJ Huimeijia completed a processing transaction for drying raw materials of traditional Chinese medicine of which the gross margin was higher during the three months ended December 31, 2019.

Sales by Product Line

The following table summarizes the breakdown of our sales by major product lines for the three months ended December 31, 2019 and 2018 respectively:

	December 31, 2019		December 31, 2018
		% of		% of
	Sales US$	Sales	Sales US$	Sales

Hemp Derivative Products	$2,699,705	78.89%	$1,746,837	64.36%
Health Products	713,389	20.85%	962,144	35.45%
Medical Drugs	8,894	0.26%	5,176	0.19%

Total	$3,421,988	100.00%	$2,714,157	100.00%

Operating Expenses

The following table summarizes our operating expenses for the three months ended December 31, 2019 and 2018, respectively:

	December 31, 2019	December 31, 2018	Variance	%
Operating Expenses
Selling, general and administrative	$633,303	$406,303	$227,000	55.87%
Depreciation and amortization	150,752	142,758	7,994	5.60%
Total Operating Expenses	$784,055	$549,061	$234,994	42.80%

Total operating expenses for the three months ended December 31, 2019 were $234,992 or 42.80% higher than those in the corresponding period in 2018. The increase in operating expenses was primarily attributable to the increase of $227,000 or 55.87% in selling, general and administrative expenses, which was mainly due to two reasons. Firstly, the output of Huimeijia is small, so the overhead at the amount of $63,944 was recognized as selling, general and administrative for the three months ended December 31, 2019. Secondly, the staff cost increased, which is in line with the increase in revenue for the three months ended December 31, 2019 as compared to the same period in 2018.The depreciation and amortization expenses increased by $7,994 or 5.60% for the three months ended December 31, 2019, as compared to the same period in 2018, which was mainly caused by the increase of property, plants and equipment of Humankind used for research and development on new developed products.

Interest Income and Interest Expense

Interest income was $31,293 for the three months ended December 31, 2019, as compared to $26,590 for the three months ended December 31, 2018. This increase of $4,703, or 17.69%, was mainly due to the increased average balance of bank deposits compared with the same period of 2019.

Interest expense was $nil for the three months ended December 31, 2019, as compared to $1 for the three months ended December 31, 2018.

Income Taxes

Income taxes increased by $153,855 or 38.27%, from $402,041 for the three months ended December 31, 2018 to $555,896 for the three months ended December 31, 2019. The increase in income taxes was due to the increase of the Company’s income.

Net Income and Net Income Per Share

Net income was $1,426,584 for the three months ended December 31, 2019, as compared to $1,117,267 for the three months ended December 31, 2018. This increase of $309,317 in net profit was primarily attributable to an increase of gross margin.

Net income per share was $0.0218 for the three months ended December 31, 2019 and $0.0170 for the three months ended December 31, 2018, respectively. This increase was primarily a result of the aforementioned increase in net profit.

Six months ended December 31, 2019 compared to the six months ended December 31, 2018

The following table summarizes the top lines of the results of our operations for the six months ended December 31, 2019 and 2018, respectively:

	December 31,	December 31,
	2019	2018	Variance	%
Revenues	$5,475,912	$4,855,982	$619,930	12.77%
Humankind	5,440,083	4,810,393	629,690	13.09%
HLJ Huimeijia	35,829	45,589	(9,760)	(21.41)%
Cost of Goods Sold	$1,195,406	$1,161,817	$33,589	2.89%
Humankind	1,155,870	1,106,433	49,437	4.47%
HLJ Huimeijia	39,536	55,384	(15,848)	(28.61)%
Gross Profit	$4,280,506	$3,694,165	$586,341	15.87%
Humankind	4,284,213	3,703,960	580,253	15.67%
HLJ Huimeijia	(3,707)	(9,795)	6,088	(62.15)%

Revenue

Total revenues increased by $619,930 or 12.77% for the six months ended December 31, 2019, as compared to the same period in 2018. The increase in revenues, mainly due to the increasing demand of Hemp Polypeptide and Hemp Protein Powder, was primarily due to an increase of $629,690 or 13.09% in Humankind’s revenues for the six months ended December 31, 2019 as compared to the same period in 2018.

Our total cost of sales increased by $33,589 or 2.89% for the six months ended December 31, 2019 as compared to the same period in 2018. The increased cost of the main business was mainly due to that the revenue increased for the six months ended December 31, 2019 as compared to the same period in 2018 . However, the growth ratio of cost was lower than that of the revenue because the unit cost of Hemp Polypeptide and Hemp Protein Powder was lower than the other two hemp products for the six months ended December 31, 2019 compared with the same period in 2018.

Our gross margin increased by $586,341 or 15.87% for the six months ended December 31, 2019 as compared to the same period in 2018. This change was consistent with the change of sales and costs in Humankind.

Sales by Product Line

The following table summarizes the breakdown of our sales by major product lines for the six months ended December 31, 2019 and 2018 respectively:

	December 31, 2019		December 31, 2018
		% of		% of
	Sales US$	Sales	Sales US$	Sales

Hemp Derivative Products	$4,203,277	76.76%	3,367,748	69.36%
Health Products	1,236,806	22.59%	1,468,071	30.23%
Medical Drugs	35,829	0.65%	20,163	0.41%
Total	$5,475,912	100.00%	$4,855,982	100.00%

Operating Expenses

The following table summarizes our operating expenses for the six months ended December 31, 2019 and 2018, respectively:

	December 31, 2019	December 31, 2018	Variance	%
Operating Expenses
Selling, general and administrative	$1,000,291	$1,020,295	$(20,004)	(1.96)%
Depreciation and amortization	289,916	284,280	5,636	1.98%
Total Operating Expenses	$1,290,207	$1,304,575	$(14,368)	(1.10)%

Total operating expenses for the six months ended December 31, 2019 were $14,368 or 1.10% lower than those in the corresponding period in 2018. The decrease in operating expenses was primarily attributable to the decrease of $20,004 or 1.96% in selling, general and administrative expenses, which was mainly due to the decrease of staff cost of HLJ Huimeijia and the change exchange rate for the six months ended December 31, 2019 as compared to the same period in 2018. The depreciation and amortization expenses increased by $5,636 or 1.98% for the six months ended December 31, 2019, as compared to the same period in 2018, which was mainly caused by the increase of property, plants and equipment  of Humankind used for research and development on new developed products.

Interest Income and Interest Expense

Interest income was $62,041 for the six months ended December 31, 2019, as compared to $54,716 for the six months ended December 31, 2018. This increase of $7,325, or 13%, was mainly due to the increased average balance of bank deposits compared with the same period of 2019.

Interest expense was $1 for the six months ended December 31, 2019, as compared to $3 for the six months ended December 31, 2018.

Income Taxes

Income taxes increased by $158,693, or 22%, from $709,710 for the six months ended December 31, 2018 to $868,403 for the six months ended December 31, 2019. The increase in income taxes was due to the increase of the Company’s income from operations in the amount of $592,370.

Net Income and Net Income Per Share

Net income was $2,183,158 for the six months ended December 31, 2019, as compared to $1,749,481 for the six months ended December 31, 2018. This increase of $433,677 in net profit was primarily attributable to an increase of gross margin.

Net income per share was $0.0333 for the six months ended December 31, 2019 and $0.0267 for the six months ended December 31, 2018, respectively. This increase was primarily a result of the aforementioned increase in net profit.

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

The following table summarizes our cash and cash equivalents positions, our working capital, and our cash flow activities as of December 31, 2019 and June 30, 2019 and for the six months ended December 31, 2019 and 2018:

	December 31, 2019	June 30, 2019
Cash and cash equivalents	$36,675,831	$35,507,535
Working capital	$31,915,518	$29,832,774
Inventories	$843,076	$857,239

	For the Six Months ended December 31,
	2019	2018
Cash provided by (used in):
Operating activities	$1,728,466	$1,550,548
Investing activities	$(149,845)	$(194,764)
Financing activities	$-	$-

For the six months ended December 31, 2019, our net increase in cash and cash equivalents totaled $1,168,296, which was comprised of net cash provided by operating activities in the amount of $1,728,466, net cash used in investing activities in the amount of $149,845 and the effect of the prevailing exchange rates on our cash position of $410,325.

For the six months ended December 31, 2018, our net increase in cash and cash equivalents totaled $133,995, which was comprised of net cash provided by operating activities in the amount of $1,550,548, net cash used in investing activities in the amount of $194,764 and the effect of the prevailing exchange rates on our cash position of $1,221,789.

Our working capital at December 31, 2019 was $31,915,518, compared to our working capital of $29,832,774 at June 30, 2019. This increase of $2,082,744 or 6.98% was primarily attributable to the increase of cash and cash equivalents and accounts receivable in the amount of $1,168,296 and $1,269,754, respectively in the six months ended December 31, 2019.

Net cash provided by operating activities was $1,728,466 for the six months ended December 31, 2019, which primarily comes from net income of $2,183,158.  Net cash used in investing activities was $149,845 for the six months ended December 31, 2019, primarily due to expenditures in property, plant and equipment of $130,964. The negative effect of exchange rate changes on cash and cash equivalents in the amount of $410,325 for the six months ended December 31, 2019 was mainly a result of the effect of the depreciation of the value of RMB for USD. The exchange rates from USD to RMB were 6.8668 to 1 and 6.9618 to 1 as of June 30, 2019 and December 31, 2019, respectively, and the average exchange rate from USD to RMB was 7.0297 for the six months ended December 31, 2019.

Net cash provided by operating activities was $1,550,548 for the six months ended December 31, 2018, primarily attributable to an increase of taxes payable in the amount of $360,982 and an increase of amounts due to related parties in the amount of $248,961. Net cash used in investing activities was $194,764 for the six months ended December 31, 2018, primarily due to a decrease in property, plant and equipment of $112,055. The negative effect of exchange rate changes on cash and cash equivalents in the amount of $1,221,789 for the six months ended December 31, 2018 was mainly a result of the effect of the depreciation of the value of RMB for USD. The exchange rates from USD to RMB were 6.2000 to 1 and 6.8776 to 1 as of June 30, 2018 and December 31, 2018, respectively, and the average exchange rate from USD to RMB was 6.8605 for the six months ended December 31, 2018.

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

Related Party Debts

We had related party debts in the amount of $7,209,075 as of December 31, 2019, as compared to $6,962,520 as of June 30, 2019, representing an increase of $246,555 or 4%. Our related party debts mainly consist of a loan from Mr. Xin Sun, CEO of the Company. The loan is unsecured, non-interest bearing, and has no fixed terms of repayment. There was no written agreement for the loan. See Note 8.

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

There have been no material changes during the three months ended December 31, 2019 in the Company’s significant accounting policies to those previously disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2019.

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

At the conclusion of the period ended December 31, 2019, the Company carried out an evaluation, under the supervision and with the participation of Management, including the Company’s principal executive and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Company’s principal executive and principal financial officer concluded that, due to the material weakness in the Company’s internal controls over financial reporting as discussed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2019, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Changes in Internal Controls over Financial Reporting

No changes in the Company’s internal controls over financial reporting have come to Management’s attention during the quarter ended December 31, 2019 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

We face risks related to health epidemics that could impact our sales and operating results.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by a novel coronavirus first identified in Wuhan, Hubei Province, China. Any outbreak of contagious diseases, and other adverse public health developments, particularly in China, could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to travel or to distribute our products, as well as temporary closures of our facilities or the facilities of our suppliers, manufacturers or customers. Any disruption or delay of our suppliers, manufacturers or customers would likely impact our sales and operating results.  In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of China and many other countries, resulting in an economic downturn that could affect demand for our products and significantly impact our operating results.

Item 6.	Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

/s/ Xin Sun
By:	Xin Sun
Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Date:	February 14, 2020

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document