Form 10-Q
period 2020-03-31
China Health Industries Holdings, Inc.
filed 2020-05-15
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 8, 2020, there were 65,539,737 shares of common stock, $0.0001 par value per share, issued and outstanding.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets As of March 31, 2020 and June 30, 2019 (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income For the Three Months and Nine Months Ended March 31, 2020 and 2019 (Unaudited)	2

	Condensed Consolidated Statements of Shareholders’ Equity For the Three Months and Nine Months Ended March 31, 2020 and 2019 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended March 31, 2020 and 2019 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements As of March 31, 2020 (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II	OTHER INFORMATION	29

Item 1A.	Risk factors	29

Item 6.	Exhibits	29

Signatures		30

Exhibits/Certifications		31

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2020	June 30, 2019
ASSETS

Current assets
Cash and cash equivalents	$36,593,609	$35,507,535
Accounts receivable, net	3,601,683	1,987,505
Inventory	840,597	857,239
Other receivables, net	31,183	28,435
Advances to suppliers	205,386	8,619
Prepayments	-	15,868
Total current assets	41,272,458	38,405,201

Property, plants and equipment, net	3,774,844	3,719,424
Intangible assets, net	2,361,198	2,782,869
Construction in progress	510,522	835,452
Prepayments – Non-Current	-	9,709
Deferred tax assets	2,169	2,235
Total assets	$47,921,191	$45,754,890

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued expenses	394,530	497,084
Other payables	26,690	74,121
Advances from customers	178,272	153,613
Related party debts	7,241,166	6,962,520
Wages payable	276,488	265,686
Taxes payable	615,885	619,403
Total current liabilities	8,733,031	8,572,427

Equity
Common stock, ($0.0001 par value per share, 300,000,000 shares authorized, 65,539,737 and 65,539,737 shares issued and outstanding as of March 31, 2020 and June 30, 2019, respectively)	6,554	6,554
Additional paid-in capital	521,987	521,987
Accumulated other comprehensive income	(1,763,837)	(593,654)
Statutory reserves	38,679	38,679
Retained earnings	40,384,777	37,208,897
Total stockholders’ equity	39,188,160	37,182,463
Total equity	39,188,160	37,182,463

Total liabilities and equity	$47,921,191	$45,754,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019

REVENUE	$2,423,720	$2,202,739	$7,899,632	$7,058,721

COST OF GOODS SOLD	566,692	506,623	1,762,098	1,668,440

GROSS PROFIT	1,857,028	1,696,116	6,137,534	5,390,281

OPERATING EXPENSES
Selling, general and administrative expenses	389,009	449,177	1,389,300	1,469,472
Depreciation and amortization expenses	145,817	180,166	435,733	464,446
Total operating expenses	534,826	629,343	1,825,033	1,933,918

INCOME FROM OPERATIONS	1,322,202	1,066,773	4,312,501	3,456,363

OTHER INCOME/(EXPENSES)
Interest income	31,801	28,815	93,842	83,531
Interest expense	-	(2)	(1)	(5)
Other income/(expenses), net	(1)	84	(417)	15,681
Bank charges	(186)	(205)	(548)	(914)
Total other income, net	31,614	28,692	92,876	98,293

INCOME BEFORE INCOME TAXES	1,353,816	1,095,465	4,405,377	3,554,656)

Provision for income taxes	(361,094)	(327,536)	(1,229,497)	(1,037,246)

NET INCOME	992,722	767,929	3,175,880	2,517,410

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation loss	(677,194)	895,253	(1,170,183)	(447,807)

COMPREHENSIVE INCOME	315,528	1,663,182	2,005,697	2,069,603
Basic & diluted income per share	$0.0151	$0.0117	$0.0485	$0.0384

Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	65,539,737	65,539,737	65,539,737	65,539,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended March 31, 2020 and 2019
(UNAUDITED)

						Accumulated
			Additional			Other	Total	Non-
	Common Shares		Paid-in	Retained	Statutory	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Capital	Earnings	Reserve	Income (loss)	Equity	Interest	Equity

Balance, June 30, 2018	65,539,737	$6,554	$521,987	33,901,858	38,679	775,302	35,244,380	-	35,244,380
Net income	-	-	-	2,517,410	-	-	2,517,410	-	$2,517,410)
Other comprehensive loss - Translation adjustment	-	-	-	-	-	(447,807)	(447,807)	-	(447,807
Balance, March 31, 2019	65,539,737	$6,554	$521,987	36,419,268	38,679	327,495	37,313,983	-	37,313,983
Balance, June 30, 2019	65,539,737	6,554	521,987	37,208,897	38,679	(593,654)	37,182,463	-	37,182,463
Net income	-	-	-	3,175,880	-	-	3,175,880	-	$3,175,880
Other comprehensive loss - Translation adjustment	-	-	-	-	-	(1,170,183)	(1,170,183)	-	(1,170,183)
Balance, March 31, 2020	65,539,737	$6,554	$521,987	40,384,777	38,679	(1,763,837)	39,188,160	-	39,188,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the THREE Months Ended March 31, 2020 and 2019
(UNAUDITED)

						Accumulated
			Additional			Other	Total	Non-
	Common Shares		Paid-in	Retained	Statutory	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Capital	Earnings	Reserve	Income (loss)	Equity	Interest	Equity

Balance, December 31, 2018	65,539,737	$6,554	$521,987	35,651,339	38,679	(567,758)	35,650,801	-	35,650,801
Net income	-	-	-	767,929	-	-	767,929	-	$767,929
Other comprehensive loss - Translation adjustment	-	-	-	-	-	895,253	895,253	-	895,253
Balance, March 31, 2019	65,539,737	$6,554	$521,987	36,419,268	38,679	327,495	37,313,983	-	37,313,983
Balance, December 31, 2019	65,539,737	$6,554	$521,987	$39,392,055	$38,679	$(1,086,643)	$38,872,632	-	38,872,632
Net income	-	-	-	992,722			992,722		992,722
Other comprehensive loss - Translation adjustment	-	-	-	-	-	(677,194)	(677,194)	-	(677,194)
Balance, March 31, 2020	65,539,737	$6,554	$521,987	40,384,777	38,679	(1,763,837)	39,188,160	-	39,188,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	March 31,	March 31,
	2020	2019
Cash Flows from Operating Activities
Net income from operations	$3,175,880	$2,517,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	568,074	619,788
Provision for doubtful accounts	(35,936)	82
Provision for inventories	-	(155,601)
Deferred taxes loss	(1)	(339)
Changes in operating assets and liabilities,
Accounts receivable	(1,656,659)	(562,752)
Other receivables	(3,642)	1,969
Inventory	(9,356)	(343,902)
Advance to suppliers and prepaid expenses	(173,894)	62,142
Accounts payables and accrued expenses	(88,458)	96,497
Advance from customers and other payables	(16,074)	232,195
Amounts due to related parties	478,665	445,204
Wages payable	19,014	40,142
Taxes payable	(3,845)	253,604
Net cash provided by operating activities	2,253,768	3,206,439

Cash Flows from Investing Activities
Withdraw of short term investment	-	-
Purchases of property, plant and equipment	(24,773)	(189,106)
Expenditure in construction in progress	(133,436)	(19,475)
Disposal of property, plant and equipment	5,846	-
Proceeds from disposal of subsidiaries		-
Net cash used in investing activities	(152,363)	(208,581)

Cash Flows from Financing Activities
Proceeds from related party debts	-	-
Payment of short term loans	-	-
Net cash provided by financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	(1,015,331)	(393,281)

Net increase/(decrease) in cash and cash equivalents from continuing operations	1,086,074	2,604,577

Cash and cash equivalents, beginning balance	35,507,535	32,614,910

Cash and cash equivalents, ending balance	$36,593,609	$35,219,487

Supplemental cash flow information
Cash paid for income taxes	$1,226,331	$829,119
Cash paid for interest expense	$-	$-

Non-cash activities:
Loan from related party for the construction of a facility	$729,669	$587,296

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

On August 20, 2007, the sole shareholder of China Health HK entered into a share purchase agreement (the “Share Purchase Agreement”) with the owners of Humankind. Pursuant to the Share Purchase Agreement, China Health HK purchased 100% of the equity interest in Humankind for cash consideration of $60,408 (the “Share Purchase”). Subsequent to the completion of the Share Purchase, Humankind became a wholly owned subsidiary of China Health HK. Since the owner of Humankind owned a majority of the outstanding shares of China Health HK’s common stock immediately following the execution of the Share Purchase Agreement, it was deemed to be the acquirer in the reverse merger and the Share Purchase was accounted for as a “reverse merger”. Consequently, the assets and liabilities and the historical operations that were reflected in the financial statements for periods prior to the Share Purchase are those of Humankind and have been recorded at historical cost basis. After the completion of the Share Purchase, China Health HK’s consolidated financial statements include the assets and liabilities of both China Health HK and Humankind, the historical operations of Humankind, and the operations of China Health HK and its subsidiaries from the closing date of the Share Purchase onward.

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

On December 24, 2014, Humankind entered into a stock transfer agreement (the “Original Agreement”) with Xiuzheng Pharmaceutical Group Co., Ltd. a company incorporated under the laws of the PRC and located in Jilin province (“Xiuzheng Pharmacy” or the “Buyer”), Mr. Xin Sun, the CEO of the Company, and Huimeijia, a subsidiary of Humankind 99% owned by Humankind and 1% owned by Mr. Xin Sun. Pursuant to the Original Agreement, Humankind and Mr. Xin Sun (the “Equity Holders”), would sell their respective equity interests in Huimeijia to Xiuzheng Pharmacy in more details as below.

According to a supplementary agreement, the four parties (i.e. Humankind, Xiuzheng Pharmacy, Mr. Xin Sun and Huimeijia) entered into on October 12, 2016 (the “2016 Supplementary Agreement”), pursuant to which the four parties agreed to execute the transfer of the equity interests based on the Original Agreement and the Equity Holders agreed to sell their respective equity interests in Huimeijia to Xiuzheng Pharmacy. The transfer of 100% of the equity interests of Huimeijia to the Buyer was for total cash consideration of RMB 8,000,000 (approximately $1,306,186) (the “Purchase Price”) to the Equity Holders. Pursuant to the 2016 Supplementary Agreement, 40% of the Purchase Price is due within 10 business days after the signing of the 2016 Supplementary Agreement; 40% of the Purchase Price is due within 10 business days after the completion of the changes in business registration described in the Original Agreement and Xiuzheng Pharmacy obtaining documents evidencing its ownership of Huimeijia; 15% of the Purchase Price is due within 10 business days after the transfer of all of the Assets is approved by the Heilongjiang FDA; and 5% of the Purchase Price is due within 10 business days after all of the Assets have been transferred to Xiuzheng Pharmacy, or its designee, and Humankind and Mr. Xin Sun have instructed Xiuzheng Pharmacy to complete the three-batches production of all forms of the drugs included in the Assets. As of the date of this report, 80% of the Purchase Price has been paid, because the Company has completed changes in its business registration, Xiuzheng Pharmacy has obtained a business license to Huimeijia that was issued by the local State Administration of Industry and Commerce in Harbin (“Harbin SAIC”) that reflects the recording of the ownership of Huimeijia as being held by Xiuzheng Pharmacy and with Harbin SAIC and the legal representative, a person that is authorized to take most of the corporate actions on behalf of a company under the corporate laws in China, of Huimeijia has been appointed by the Buyer.

China Health US, China Health HK, Humankind, Huimeijia and HLJ Huimeijia are collectively referred to herein as the “Company”.

As of March 31, 2020, the Company’s corporate structure was as follows:

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and Management believes that the disclosures are sufficient to ensure that the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019. These unaudited condensed consolidated financial statements include all adjustments which in the opinion of Management are necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal and recurring nature. The results of operations for the nine months ended March 31, 2020, may not be indicative of results that may be expected for the year ended June 30, 2020.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include China Health US and its three subsidiary companies, which includes China Health HK, Humankind, and HLJ Huimeijia. All significant intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting

FASB Accounting Standard Codification (“ASC”) Topic 280, “Segment Reporting”. established standards for reporting information about operating segments on a basis consistent with a company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company has three reportable operating segments: Humankind, HLJ Huimeijia and “Others”. The segments are grouped based on the types of products provided.

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

As of March 31, 2020 and June 30, 2019, the Company’s uninsured bank balances were mainly maintained at financial institutions located in the PRC and Hong Kong. The uninsured bank balances were $36,593,609 and $35,507,535 as of March 31, 2020 and June 30, 2019, respectively. The Company had no insured bank balances as of March 31, 2020 and June 30, 2019, respectively.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on Management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment (the “Allowance”). On November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales agents, whereas the payment terms for sales agents before November 1, 2013 were thirty (30) days. As of March 31, 2020 and June 30, 2019, the balances of accounts receivable were $3,601,683 and $1,987,505, respectively. The Company determines the Allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the Allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. The Company has determined that an Allowance of $33,953 and $71,713 was appropriate as of March 31, 2020 and June 30, 2019, respectively.

Advances to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials, or to service providers for services relating to construction plans for its plants, equipment and production lines for GMP upgrading, and records these payments as advances to suppliers. As of March 31, 2020 and June 30, 2019, advances to suppliers amounted to $205,386 and $8,619, respectively.

Inventory

Inventory consists of raw materials, work in progress, and finished goods or manufactured products.

Inventory is stated at the lower of either cost or market value, and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other subsidiaries of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor costs and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory as well as inventory of which the value is in excess of net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. Inventory allowance was $nil and $nil for the nine months ended March 31, 2020 and June 30, 2019, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment”, and FASB ASC Topic 205, “Presentation of Financial Statements”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve Management’s estimates on an asset’s useful life and future cash flows. Actual useful lives and cash flows could be different from those estimated by Management, which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of March 31, 2020 and June 30, 2019, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other”. Intangible assets deemed to have indefinite life are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as the following: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology or the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve Management’s estimates of an asset’s useful life and future cash flows. Significant judgment by Management is required in the forecast of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets, for the nine months ended March 31, 2020 and 2019, respectively.

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

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by Management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there were no impairments recorded for construction in progress, for the nine months ended March 31, 2020 and June 30, 2019, respectively. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

Revenue Recognition

The Company recognizes revenue when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exists and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience, for the nine months ended March 31, 2020 and 2019, respectively.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 16% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. As of March 31, 2020 and June 30, 2019, VAT payables were $130,117 and $120,114, respectively.

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

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the nine months ended March 31, 2020 and 2019, the Company had no potential dilutive common stock equivalents outstanding.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The main objective of the standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In issuing this standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. The standard is applicable to loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, loan commitments and certain other off-balance sheet credit exposures, debt securities (including those held-to-maturity) and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The CECL model does not apply to available-for-sale debt securities. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities. Accordingly, the new methodology will be utilized when assessing the Company’s financial instruments for impairment. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. ASU 2016-13 is effective for years beginning after December 15, 2019, including interim periods within those fiscal years under a modified retrospective approach. Early adoption is permitted for the periods beginning after December 15, 2018. The Company plans to adopt the guidance from July 1, 2020. The Company finalized its analysis and believes the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and its internal controls over financial reporting.

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

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s accounts receivables were $3,601,683 and $1,987,505, net of allowances for doubtful accounts amounting to $33,953 and $71,713, as of March 31, 2020 and June 30, 2019, respectively.

NOTE 4 - INVENTORY

Inventory of the Company consisted of following:

	March 31,	June 30,
	2020	2019
Raw Materials	$267,594	$320,334
Supplies and Packing Materials	104,890	91,110
Work-in-Progress	77,957	85,191
Finished Goods	390,156	360,604
Total	$840,597	$857,239

The inventory allowance in the amounts of $nil and $nil for the nine months ended March 31, 2020 and June 30, 2019, respectively.

NOTE 5 - CONSTRUCTION IN PROGRESS

Construction in progress of the Company consisted of the following:

	March 31,	June 30,
	2020	2019
Plant - HLJ Huimeijia	$510,522	$806,612
Factory maintenance- HMK	-	28,840
Total	$510,522	$835,452

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for construction of the HLJ Huimeijia plant. The estimated total cost of construction was approximately $1.86 million (RMB 12,800,000). As of March 31, 2020, 77% of construction has been completed, $510,522 (RMB 3,614,907) has been recorded as costs of construction in progress and construction in progress at an amount of $877,219 (RMB6,211,409) has been completed and converted into property, plant and equipment.

NOTE 6 - PROPERTY, PLANTS AND EQUIPMENT

Property, plants and equipment consisted of the following:

	March 31,	June 30,
	2020	2019
Building, Warehouses and Improvements	$3,732,999	$3,474,056
Machinery and Equipment	1,725,381	1,876,174
Office Equipment	74,125	76,435
Vehicles	206,036	212,456
Others	910,637	910,178
Less: Accumulated Depreciation	(2,874,334)	(2,829,875)
Total	$3,774,844	$3,719,424

Depreciation expenses were $254,553 and $265,406 for the nine months ended March 31, 2020 and 2019, respectively. Depreciation expenses charged to operations were $94,770 and $110,064 for the nine months ended March 31, 2020 and 2019, respectively. Depreciation expenses charged to cost of goods sold were $159,783 and $155,342 for the nine months ended March 31, 2020 and 2019, respectively.

NOTE 7 - INTANGIBLE ASSETS

The following is a summary of intangible assets of the Company:

	March 31, 2020	June 30, 2019
Land Use Rights – Humankind	$895,094	$922,990
Health Supplement Product Patents – Humankind	4,236,809	4,368,847
Pharmaceutical Patents - HLJ Huimeijia	369,191	380,697
Land Use Rights - HLJ Huimeijia	612,231	631,311
Less: Accumulated Amortization	(3,752,127)	(3,520,976)
Total	$2,361,198	$2,782,869

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

Amortization expenses was $340,963 and $354,382 for the nine months ended March 31, 2020 and 2019, respectively.

NOTE 8 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun, consisted of the following:

	March 31, 2020	June 30, 2019
Mr. Xin Sun	$7,208,141	$6,928,467
Mr. Kai Sun	33,025	34,053
Total	$7,241,166	$6,962,520

These loans are unsecured, non-interest bearing and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun is a PRC citizen and a family member of Mr. Xin Sun, the CEO of the Company.

NOTE 9 - INCOME TAXES

(a) Corporate income taxes

United States

China Health US was organized in the United States. China Health US had no taxable income for US income tax purposes for the nine months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, China Health US had a net operating loss carry forward for United States income taxes. Net operating loss carry forwards are available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and the continued losses of its US entity. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the nine months ended March 31, 2020 and 2019. Management reviews this valuation allowance periodically and makes adjustments accordingly.

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

The provision for income taxes consisted of the following for the three and nine months ended March 31, 2020 and 2019:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Current provision:
USA	$-	$-	$-	$-
China	361,094	327,536	1,229,497	1,037,246
Total current provision	361,094	327,536	1,229,497	1,037,246
Deferred provision:
USA	-	-	-	-
China	-	-	-	-
Total deferred provision	-	-	-	-
Total	361,094	327,536	1,229,497	1,037,246

Significant components of deferred tax assets of the Company were as follows:

	March 31,	June 30,
	2020	2019
Deferred tax assets:
Net operating loss carry forward	$977,639	$869,502
Allowances for doubtful accounts	8,671	17,928
Valuation allowance	(984,141)	(885,195)
Total	2,169	2,235

(b) Uncertain tax positions

There were no unrecognized tax benefits as of March 31, 2020 and June 30, 2019. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the nine months ended March 31, 2020 and 2019, the Company did not incur any interest or penalties arising from its tax payments.

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

For the nine months ended March 31, 2020 and 2019, the Company did not have potential dilutive shares. The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net income/(loss) attributable to China Health Industries Holdings	992,722	767,929	3,175,880	2,517,410
Net income/(loss) per share:
Net income/(loss) from continuing operation per share
Basic & diluted	0.0151	0.0117	0.0485	0.0384
Weighted average shares outstanding:
Basic & diluted	65,539,737	65,539,737	65,539,737	65,539,737

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

The Company faces a number of risks and challenges not typically associated with companies in North America or Western Europe, because its assets exist solely in the PRC, and its revenues are derived from its operations therein. The PRC is a developing country with an early stage market economic system, which is overshadowed by the state. Its political and economic systems are vastly different from the more developed countries and are in a state of change. The PRC also faces many social, economic and political challenges that may produce major shocks, instabilities and even crises in both its domestic arena and in its relationships with other countries, including the United States. Such shocks, instabilities and crises may in turn significantly and negatively affect the Company’s performance.

The main items of the Company’s assets are cash, accounts receivable, inventory and PPE. On March 31, 2020, December 31, 2019, and June 30, 2019, the proportion of cash in total assets remained approximately 76%. Accounts receivable as of March 31, 2020 slightly increased from the previous period as a proportion of total assets. Inventory and fixed assets as a percentage of total assets were stable.

Affected by the coronavirus disease 2019 (COVID-19) pandemic, the proportion of Company’s accounts receivable in total assets slightly increased during the reporting period and the end-of-period value estimate will have an impact on the balance sheet. However, the Company does not expect COVID-19 to have a significant impact on the end-of-period valuation of accounts receivable based on the following reasons: (1) the Company and its customers have a long-term cooperating relationship and as a result the Company could reliably assess the recoverability of accounts receivable; and (2) as the outbreak of COVID-19 is gradually under control in China, more and more business have restarted their operations, and consequently, we believe the consumption power is recovering as well. We believe these positive business recovery activities will similarly affect the recovery of receivables in a positive manner. However, due to the unprecedented and uncertain conditions surrounding the outbreak of COVID-19, there can be of no assurance that the Company can recover its account receivables in a way as it expected.

The Company had no rental commitments as of March 31, 2020.

NOTE 12 - MAJOR SUPPLIERS AND CUSTOMERS

For the nine months ended March 31, 2020, the Company had three suppliers that in the aggregate accounted for 75% of the Company’s purchases for operations, with each supplier accounting for 29%, 24% and 22%, respectively.

For the nine months ended March 31, 2019, the Company had three suppliers that in the aggregate accounted for 73% of the Company’s purchases for operations, with each supplier accounting for 47%, 15% and 11%, respectively.

For the nine months ended March 31, 2020, the Company had six customers that in the aggregate accounted for 83% of the Company’s total sales for operations, with each customer accounting for 21%, 17%, 15%, 12%, 11% and 8%, respectively.

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

The following tables present summary information by segment for the three and nine months ended March 31, 2020 and 2019, respectively:

	For the Three Months Ended March 31, 2020				For the Three Months Ended March 31, 2019
	HLJ			Consolidated from continuing	HLJ			Consolidated from continuing
	Huimeijia	Humankind	Others	operations	Huimeijia	Humankind	Others	operations
Revenues	$1,785	$2,421,935	$-	$2,423,720	$10,059	$2,192,680	$-	$2,202,739
Cost of revenues	1,283	565,409	-	566,692	14,054	492,569	-	506,623
Gross profit	502	1,856,526	-	1,857,028	(3,995)	1,700,111	-	1,696,116
Interest expense	-	-	-	-	-	-	(2)	(2)
Depreciation and amortization	15,308	130,509	-	145,817	45,718	134,448	-	180,166
Income tax	-	361,094	-	361,094	-	327,536	-	327,536
Net income (loss)	(136,207)	1,176,897	(47,968)	992,722	(166,995)	982,614	(47,690)	767,929
Total capital expenditures	-	(2,135)	-	(2,135)	(631)	(13,185)	-	(13,816)
Total assets	$3,427,246	$45,427,820	$(933,875)	$47,921,191	$3,704,291	$42,993,765	$(705,450)	$45,992,606

	For the Nine Months Ended March 31, 2020				For the Nine Months Ended March 31, 2019
	HLJ			Consolidated from continuing	HLJ			Consolidated from continuing
	Huimeijia	Humankind	Others	operations	Huimeijia	Humankind	Others	operations
Revenues	$37,614	$7,862,018	$-	$7,899,632	$55,648	$7,003,073	$-	$7,058,721
Cost of revenues	40,819	1,721,279	-	1,762,098	69,438	1,599,002	-	1,668,440
Gross profit	(3,205)	6,140,739	-	6,137,534	(13,790)	5,404,071	-	5,390,281
Interest expense	-	-	(1)	(1)	-	-	(5)	(5)
Depreciation and amortization	46,080	389,653	-	435,733	64,546	399,900	-	464,446
Income tax	-	1,229,497	-	1,229,497	-	1,037,246	-	1,037,246
Net income (loss)	(398,405)	3,782,104	(207,819)	3,175,880	(397,967)	3,113,094	(197,717)	2,517,410
Total capital expenditures	(572)	(133,099)	-	(133,671)	(93,817)	(114,764)	-	(208,581)
Total assets	$3,427,246	$45,427,820	$(933,875)	$47,921,191	$3,704,291	$42,993,765	$(705,450)	$45,992,606

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

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this report.

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

We have developed the following products that are derived from hemp and obtained business license to manufacture and sell these products. We have begun to sell these products since May 2018. Hemp Oil, Hemp Protein Powder, Hemp Polypeptide and Collagen Peptide are sold through Humankind. Other products are sold through HLJ Huimeijia. The revenue of the Hemp Oil, Hemp Protein Powder and Hemp Polypeptide accounted for 79.69% and 67.56% of the total revenues for the nine months periods ended March 31, 2020 and 2019, respectively.

Affected by COVID-19, the company ceased production in February 2020, and the company has obtained government approval for reinstatement in early March. Because early February is China’s traditional Spring Festival during which period the company’s estimated sales are not large, so the epidemic had little effect on February’s sales revenue.

From April 2020, most provinces in China have begun to resume production and production. In the short term, our business could be adversely affected by the effects of COVID-19, and the company’s sales revenue growth would be affected, but in the medium to long term it has no impact on sales revenue. Because the company sells products such as Hemp Protein Powder and Hemp Polypeptide, as the understanding of COVID-19 continues to deepen, consumers will realize that strengthening their own immunity and resistance is the effective way to fight COVID-19, and the consumers will pay attention to strengthen of physical fitness, the consumption of protein powder, protein peptides and other health foods. To maintain market share and maintain customer loyalty, there will be promotions and discounts in the short term. And these actions are within the company’s normal operating capacity control.

Serial No.	Name
1	Hemp Oil
2	Hemp Protein Powder
3	Hemp Polypeptide
4	Collagen Peptide
5	Natural Hemp Essence Repair Lotion
6	Natural Hemp Revitalizing Essence
7	Natural Hemp Anit-aging Brightening Eye Cream
8	Natural Hemp Frozen Age Nourishing Cream

We sell our products directly to end customers through our own sales personnel as well as our sales agents, operating primarily in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing and Gansu, where most of our revenues are generated. Sales by agents in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing, and Gansu provinces accounted for 21%, 17%, 15%, 12%, 11%, and 8%, of our total sales, respectively, for the nine months ended March 31, 2020. Although we do not currently sell our products online, we expect to do so in the future.

Due to the outbreak of COVID-19 and the lock-down policy in China in the first quarter of 2020, the Company temporarily ceased production in February 2020. However, the Company obtained the government approval for reinstatement in early March. From April 2020, most provinces in China have begun to resume production. Thus we believe the impact of COVID-19 will gradually weaken. We believe our temporary closure in February had a relatively small impact on our results of operations because we usually experienced a lowers sale volumes during the Chinese New Year season. Moreover, in order to maintain our market share and customer’s loyalty, we plan to offer promotions and discounts for a short term, which could result in a temporary slight fluctuation of the gross profit margin but we do not expect this will have a long-term substantial impact on our gross profit rate. However, due to the unprecedented and uncertain conditions surrounding the outbreak of COVID-19, there can be of no assurance that our promotion activities will receive the results as we expected. If these promotions and discounts fail to achieve our goal to maintain the market share and customer’s loyalty and the COVID-19 pandemic lasts longer than we expected, our results of operations could be adversely impacted in a material manner. The management has been closely monitoring the impact caused by COVID-19 and we will continue to operate our business as steadily and safely as we can.

Results of Operations

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

The following table summarizes the top lines of the results of our operations for the three months ended March 31, 2020 and 2019, respectively:

	March 31,	March 31,
	2020	2019	Variance	%
Revenues	$2,423,720	$2,202,739	$220,981	10.03%
Humankind	2,421,935	$2,192,680	$229,255	10.46%
HLJ Huimeijia	1,785	10,059	(8,274)	(82.25)%
Cost of Goods Sold	$566,692	$506,623	$60,069	11.86%
Humankind	565,409	$492,569	$72,840	14.79%
HLJ Huimeijia	1,283	14,054	(12,771)	(90.87)%
Gross Profit	$1,857,028	$1,696,116	$160,912	9.49%
Humankind	1,856,526	1,700,111	156,415	9.20%
HLJ Huimeijia	502	(3,995)	4,497	112.57%

Revenue

Total revenues increased by $220,981 or 10.03% for the three months ended March 31, 2020, as compared to the same period in 2019. The increase in revenues was primarily due to an increase of $229,255 or 10.55% in Humankind’s revenues for the three months ended March 31, 2020, as compared to the same period in 2019. The increase in Humankind’s sales revenues was primarily due to the increased demand of Hemp Polypeptide and Hemp Protein Powder.

Our total cost of sales increased by $60,069 or 11.86% for the three months ended March 31, 2020 as compared to the same period in 2019. The increase in the overall cost of sales was attributed to the decrease of $72,840 or 14.79% Humankind’s cost of sales for the three months ended March 31, 2020 as compared to the same period in 2019. This increase aligned with the increase in sales volume of products sold by Humankind. The growth ratio of cost of goods sold was consistent with the figure of sales for the three months ended March 31, 2020 as compared to the same period in 2019.

Our gross margin increased by $160,912 or 9.49% for the three months ended March 31, 2020 as compared to the same period in 2019. This change was consistent with the change of sales and costs in Humankind. The gross margin of HLJ Huimeijia increased by $4,497 or 112.57% for the three months ended March 31, 2020 as compared to the same period in 2019. The increase was primarily due to that HLJ Huimeijia completed a processing transaction for drying raw materials of traditional Chinese medicine of which the gross margin was higher during the three months ended March 31, 2020.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the three months ended March 31, 2020 and 2019, respectively:

	March 31, 2020		March 31, 2019
		% of		% of
	Sales US$	Sales	Sales US$	Sales

Hemp Derivative Products	$2,084,249	85.99%	$1,401,639	63.63%
Health Products	339,110	13.99%	792,364	35.97%
Medical Drugs	361	0.01%	8,736	0.40%

Total	$2,423,720	100.00%	$2,202,739	100.00%

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2020 and 2019, respectively:

	March 31, 2020	March 31, 2019	Variance	%
Operating Expenses
Selling, general and administrative	$389,009	$449,177	$(60,168)	(13.40)%
Depreciation and amortization	145,817	180,166	(34,349)	(19.07)%
Total Operating Expenses	$534,826	$629,343	$(94,517)	(15.02)%

Total operating expenses for the three months ended March 31, 2020 were $60,168 or 13.40% lower than in the corresponding period in 2019. The decrease in operating expenses was primarily due to the decrease in selling, general and administrative expenses, which was mainly due to the decrease of staff cost of HLJ Huimeijia and the higher exchange rate for the three months ended March 31, 2020 as compared to the same period in 2019.

Interest Income and Interest Expense

Interest income was $31,801 for the three months ended March 31, 2020, as compared to $28,815 for the three months ended March 31, 2019. This increase of $2,986 or 10.36%, was mainly due to the increased average balance of bank deposits for the three months ended March 31, 2020 compared with the same period of 2019.

Interest expense was $nil for the three months ended March 31, 2020, a decrease of $2 or 100.00%, as compared to $2 for the three months ended March 31, 2019.

Income Taxes

Income taxes increased by $33,558 or 10.25%, from $327,536 for the three months ended March 31, 2019 to $361,094 for the three months ended March 31, 2020. The increase in income taxes was due to the increase of the Company’s income.

Net Income and Net Income Per Share

Net income was $992,722 for the three months ended March 31, 2020, as compared to $767,929 for the three months ended March 31, 2019. This increase of $224,793 in net income was primarily attributable to an increase of gross margin.

Net income per share was $0.0151 for the three months ended March 31, 2020, and net income per share was $0.0117 for the three months ended March 31, 2019, respectively. This increase was primarily a result of the aforementioned increase in net profit.

Nine months ended March 31, 2020 compared to the nine months ended March 31, 2019

The following table summarizes the top lines of the results of our operations for the nine months ended March 31, 2020 and 2019, respectively:

	March 31,	March 31,
	2020	2019	Variance	%
Revenues	$7,899,632	$7,058,721	$840,911	11.91%
Humankind	7,862,018	$7,003,073	$858,945	12.27%
HLJ Huimeijia	37,614	55,648	(18,034)	(32.41)%
Cost of Goods Sold	$1,762,098	$1,668,440	$93,658	5.61%
Humankind	1,721,279	$1,599,002	$122,277	7.65%
HLJ Huimeijia	40,819	69,438	(28,619)	(41.22)%
Gross Profit	$6,137,534	$5,390,281	$747,253	13.86%
Humankind	6,140,739	5,404,071	736,668	13.63%
HLJ Huimeijia	(3,205)	(13,790)	10,585	76.76%

Revenue

Total revenues increased by $849,811 or 11.91% for the nine months ended March 31, 2020, as compared to the same period in 2019. The increase in revenues was primarily due to an increase of $858,945 or 12.27% in Humankind’s revenues, which was primarily due to the increased demand of Hemp Polypeptide and Hemp Protein Powder.

Our total cost of sales increased by $93,658 or 5.61% for the nine months ended March 31, 2020, as compared to the same period in 2019. The increase in the overall cost of sales was mainly due to the cost of sales of Humankind increased by$122,277 or 7.65%, which was consistent with the growth of sales for the nine months ended March 31, 2020 as compared to the same period in 2019.

Our gross margin increased by $747,253, from $5,390,281 for the nine months ended March 31, 2019 to $6,137,534 for the nine months ended March 31, 2020. This growth was consistent with the increase of sales and costs in Humankind. The gross margin of HLJ Huimeijia increased by $10,585 or 76.76% for the nine months ended March 31, 2020 as compared to the same period in 2019. The increase was primarily due to that HLJ Huimeijia completed a processing transaction for drying raw materials of traditional Chinese medicine of which the gross margin was higher during the nine months ended March 31, 2020.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the nine months ended March 31, 2020 and 2019, respectively:

	March 31, 2020		March 31, 2019
		% of		% of
	Sales US$	Sales	Sales US$	Sales

Hemp Derivative Products	$6,295,569	79.69%	4,768,616	67.56%
Health Products	1,572,186	19.90%	2,246,143	31.82%
Medical Drugs	31,877	0.40%	43,962	0.62%
Total	$7,899,632	100.00%	$7,058,721	100.00%

Operating Expenses

The following table summarizes our operating expenses for the nine months ended March 31, 2020 and 2019, respectively:

	March 31, 2020	March 31, 2019	Variance	%
Operating Expenses
Selling, general and administrative	$1,389,300	$1,469,472	$(80,172)	(5.46)%
Depreciation and amortization	435,733	464,446	(28,713)	(6.18)%
Total Operating Expenses	$1,825,033	$1,933,918	$(108,885)	(5.63)%

Total operating expenses for the nine months ended March 31, 2020 were $108,885 or 5.63% lower than in the corresponding period in 2019. The decrease in operating expenses was primarily due to company’s management’s efforts in human cost control.

Interest Income

Interest income was $93,842 for the nine months ended March 31, 2020, as compared to $83,531 for the nine months ended March 31, 2019. This increase of $10,311 or 12.34%, was mainly due to the increased average balance of bank deposits for the nine months ended March 31, 2020 compared with the same period of 2019.

Income Taxes

Income taxes increased by $192,251 or 18.53%, from $1,037,246 for the nine months ended March 31, 2019 to $1,229,497 for the nine months ended March 31, 2020. The increase was primarily due to the growth of the Company’s revenue and gross profits

Net Income and Net Income Per Share

Net income was $3,175,880 for the nine months ended March 31, 2020, as compared to $2,517,410 for the nine months ended March 31, 2019. This increase of $685,470 was primarily attributable to an increase of gross margin.

Net income per share was $0.0485 for the nine months ended March 31, 2020 and $0.0384 for the nine months ended March 31, 2019. This increase was primarily a result of the above-mentioned increase in net income.

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

The following table summarizes our cash and cash equivalents positions, our working capital, and our cash flow activities as of March 31, 2020 and June 30, 2019 and for the nine months ended March 31, 2020 and 2019:

	March 31, 2020	June 30, 2019
Cash and cash equivalents	$36,593,609	$35,219,487
Working capital	$32,539,427	$29,595,941
Inventories	$840,597	$954,019

	2020	2019
For the nine months ended March 31:
Cash provided by (used in):
Operating activities	$2,044,984	$3,206,439
Investing activities	$(152,362)	$(208,581)
Financing activities	$-	$-

For the nine months ended March 31, 2020, our net increase in cash and cash equivalents totaled $1,374,122, which total was comprised of net cash provided by operating activities in the amount of $2,044,984, net cash used in financing activities in the amount of $152,362 and the effect of the prevailing exchange rates on our cash position of $806,548.

For the nine months ended March 31, 2019, our net increase in cash and cash equivalents totaled $2,604,577, which total was comprised of net cash provided by operating activities in the amount of $3,206,439 and the effect of prevailing exchange rates on our cash position of $393,281, offset by net cash used in financing activities in the amount of $208,581.

Our working capital as of March 31, 2020 was $32,539,427, compared to working capital of $29,595,941 as of June 30, 2019. This increase of $2,943,486 or 9.95% was primarily attributable to the increase of cash and cash equivalents and accounts receivable in the amount of $1,374,122 and $1,614,178, respectively in the nine months ended March 31, 2020.

Net cash provided by operating activities was $2,044,984 for the nine months ended March 31, 2020, primarily attributable from net income of $3,175,880. Net cash used in investing activities was $152,362 for the nine months ended March 31, 2020, primarily due to expenditures in property, plant and equipment of $133,436. The negative effect of exchange rate changes on cash and cash equivalents in the amount of $806,548 for the nine months ended March 31, 2020 was mainly a result of the effect of the depreciation of the value of RMB for USD. The exchange rates from USD to RMB were 6.8668 to 1 and 7.0808 to 1 as of June 30, 2019 and March 31, 2020, respectively, and the average exchange rate from USD to RMB was 7.0128 for the nine months ended March 31, 2020.

Net cash provided by operating activities was $3,206,439 for the nine months ended March 31, 2019, primarily attributable to a decrease in inventory in the amount of $343,902, an increase of amounts due to related parties in the amount of $445,204 and a decrease in accounts receivable in the amount of $562,752. Net cash used in investing activities was $208,581 for the nine months ended March 31, 2019, primarily due to decrease in property, plant and equipment of $189,106. The negative effect of exchange rate changes on cash and cash equivalents in the amount of $393,281 for the nine months ended March 31, 2019 was mainly a result of the effect of the valuation of the RMB against the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 6.2000 to 1 and 6.7119 to 1 as of June 30, 2018 and March 31, 2019, respectively, and the average exchange rate from USD to RMB was 6.8237 for the nine months ended March 31, 2019.

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

Related Party Debts

We had related party debts in the amount of $7,241,166 as of March 31, 2020, as compared to $6,764,976 as of June 30, 2019, an increase of $476,190 or 7.04%. Our related party debts mainly consist of a loan from Mr. Xin Sun, the CEO of the Company. The loan is unsecured, non-interest bearing and has no fixed terms of repayment. There was no written agreement for the loan. See Note 8.

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

There have been no material changes during the nine months ended March 31, 2020 in the Company’s significant accounting policies to those previously disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2019.

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

At the conclusion of the period ended March 31, 2020, the Company carried out an evaluation, under the supervision and with the participation of Management, including the Company’s principal executive and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Company’s principal executive and principal financial officer concluded that, due to the material weakness in the Company’s internal controls over financial reporting as discussed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2019, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Changes in Internal Controls over Financial Reporting

No changes in our internal controls over financial reporting have come to Management’s attention during the quarter ended March 31, 2020, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions, and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

We face risks related to health epidemics that could impact our sales and operating results.

Due to the outbreak of COVID-19 and the lock-down policy in China in the first quarter, the Company temporarily ceased production in February 2020. However, the Company obtained the government approval for reinstatement in early March. From April 2020, most provinces in China have begun to resume production and as we believe the impact of COVID-19 will gradually weaken. We believe our temporary closure in February had a relatively small impact on our results of operations because we usually experienced a lower sales volumes during the Chinese New Year season. Moreover, in order to maintain our market share and customer’s loyalty, we plan to offer promotions and discounts for a short term, which we believe could result in a temporary slight fluctuation of the gross profit margin but we do not expect this will have a long-term substantial impact on our gross profit rate. However, due to the unprecedented and uncertain conditions surrounding the outbreak of COVID-19, there can be of no assurance that our promotion activities will receive the results as we expected. If these promotions and discounts fail to achieve our goal to maintain the market share and customer’s loyalty and the COVID-19 pandemic lasts longer than we expected, our results of operations could be adversely impacted in a material manner. The management has been closely monitoring the impact caused by COVID-19 and we will continue to operate our business as steadily and safely as we can.

Item 6.	Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

/s/ Xin Sun
By:	Xin Sun
Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:	May 15, 2020

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document