Form 10-K
period 2020-06-30
China Health Industries Holdings, Inc.
filed 2020-10-13
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of December 31, 2019 was approximately $24,767,901.95 (45,032,549 shares of common stock held by non-affiliates) based upon the closing price of the common stock on such date.

As of September 22, 2020, there were 65,539,737 shares of common stock, par value $0.0001 issued and outstanding.

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

On November 22, 2013, Humankind completed the acquisition of Heilongjiang Huimeijia Pharmaceutical Co., Ltd. (“HLJ Huimeijia”) for a total purchase price of $16,339,869 (RMB100,000,000). HLJ Huimeijia was founded on October 30, 2003, and is engaged in the manufacturing and distribution of tincture, ointments, rubber paste (including hormones), topical solution, suppositories, liniment (including traditional Chinese medicine extractions), enemas and oral liquids. HLJ Huimeijia’s predecessor is Heilongjiang Xue Du Pharmaceutical Co., Ltd., which has established its brand name in the market through its supply of high-quality medical products. HLJ Huimeijia is categorized as a “high and new technology” enterprise by the Science Technology Department in Heilongjiang Province. HLJ Huimeijia has 21 products which have been approved by, and have received approval numbers issued by, the National Medical Products Administration of China, or the NMPA (formerly known as the China Food and Drug Administration, or the CFDA). In addition, HLJ Huimeijia is the holder of one patent for utility models, five patents for external design and three trademarks in China, including the Chinese brand name of “Xue Du” which has an established reputation among customers in northeastern China.

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

As of June 30, 2020, the Company’s corporate structure was as follows:

Business Overview

Our principal business operations are conducted through our wholly-owned subsidiaries, Humankind and HLJ Huimeijia.

The Company owns a GMP-certified plant and production facilities and has the capacity to produce 21 different NMPA-approved medicines, 14 NMPA-approved health supplement products and 8 hemp derivative products in soft capsule, hard capsule, tablet, granule, oral liquid forms. These products address the needs of some key sectors in China, including the feminine, geriatric, and children’s markets.

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

We sell our products directly to end customers through our own sales personnel as well as our sales agents, operating primarily in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing and Gansu, where most of our revenues are generated. Sales by agents in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing, and Gansu provinces accounted for 21%, 17%, 15%, 12%, 11%, and 9%, of our total sales, respectively, for the fiscal year 2020. Although we do not currently sell our products online, we expect to do so in the future.

Affected by COVID-19, the Company ceased production in February 2020. However, the Company obtained government approval for reinstatement and reopened in early March. Because early February was China's traditional Spring Festival during which period the Company's estimated sales were not large, the temporary shutdown had little effect on our February's sales revenue.

From April 2020, most provinces in China have begun to resume production. In the short term, our business has been adversely affected by the effects of COVID-19, and the Company's sales revenue growth has been affected. We sell products such as Hemp Protein Powder and Hemp Polypeptide to help people improve their immune system. As the COVID-19 continues to spread and people’s awareness and knowledge of the virus continue to increase, consumers realized that strengthening their own immunity and resistance is among the most effective ways to fight against COVID-19, and consumers will pay more attention to strengthen of physical fitness, and therefore use more protein powder, protein peptides and other health foods. To maintain our market share and customer loyalty, we have started promotion and discount activities since March 2020. These activities are within the control of the Company's normal operation ability, and the sales volume of agents increased. The sales revenue in fiscal year 2020 has also increased compared with 2019.

There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the economy of China, U.S. and the rest of the world and, as such, the extent of the business disruption and the related financial impact cannot be reasonably estimated at this time.

Products

We are licensed to sell our products, including our medical drugs, only in the PRC.

(i) Hemp Derivative Products

We have developed the following products that are derived from hemp and obtained business license to manufacture and sell these products. We have begun to sell these products since May 2018. Hemp Oil, Hemp Protein Powder, Hemp Polypeptide and Collagen Peptide are sold through Humankind. Other products are sold through HLJ Huimeijia. The revenue of the Hemp Oil, Hemp Protein Powder and Hemp Polypeptide accounted for 80.4% and 67.7% of the total revenues for the fiscal year of 2020 and 2019, respectively.

Serial No.	Name
1	Hemp Oil
2	Hemp Protein Powder
3	Hemp Polypeptide
4	Collagen Peptide
5	Natural Hemp Essence Repair Lotion
6	Natural Hemp Revitalizing Essence
7	Natural Hemp Anit-aging Brightening Eye Cream
8	Natural Hemp Frozen Age Nourishing Cream

(ii) Health Products

Our “QunLe” brand Sailuozhi soft capsule, a supplement made from frog oil, soybean isoflavone, procyanidine (made from grape seeds) and vitamin E, is for freckle removal and skin moisture. The NMPA certification for this product was issued on September 3, 2013 with a certification number of 2013B1097, which expired on September 2, 2018. On August 24, 2018, we submitted the application to extend our NMPA certificate. Our application has been received by the NMPA and is currently pending approval. We are allowed to continue manufacturing our products during this period before the NMPA makes a decision on our application for extension.

On May 12, 2010, we received a patent for this product (Patent No. 200610010394.4) under the name “Run Chao” (which has since been changed to “QunLe”) with the National Bureau of Intellectual Property.

Pursuant to a technology transfer agreement dated October 12, 2007 (the “2007 Technology Transfer Agreement”), we purchased a health product known as “Kindlink” brand propolis and black ant capsule made from propolis, black ant, acanthopanax and astragalus root from Beijing Jindelikang Bio-Technology Co., Ltd (“Jindelikang”). The change of the ownership has been approved by the NMPA. This product is intended to boost one’s immunity. The certification number issued by the NMPA on August 20, 2004, for the license to manufacture the product is GuoShiJianZi G20040906. We have no continuing obligations under the 2007 Technology Transfer Agreement.

Pursuant to a technology transfer agreement dated January 18, 2013 (the “2013 Technology Transfer Agreement”), we purchased 12 health products from Guangzhou Aoda Biology Beauty Healthy Technology Co., Ltd, a non-affiliated party. These twelve products are the following:

-	Dr. Xiao Brand Honeysuckle Pearl Capsule (Guo Shi Jian Zi G20100656), which is designed to be effective in acne removal;

-	Dr. Xiao Brand Multivitamin Tablet (Guo Shi Jian Zi G20080176), which is a multivitamin and mineral supplement;

-	Dr. Xiao Brand Zhengdian Capsule (Guo Shi Jian Zi 20070261), which is designed to be effective in relieving eyestrain;

-	Dr. Xiao Brand Shengui Capsule (Guo Shi Jian Zi G20080297), which is designed to be effective in increasing bone density;

-	Dr. Xiao Brand Multivitamin Tablet (Woman) (Guo Shi Jian Zi G20070338), which is an iron and multivitamin supplement;

-	Dr. Xiao Brand Shikong Soft Capsule (Guo Shi Jian Zi 20080096), which is designed to be effective in improving memory;

-	Dr. Xiao Brand Huangjingdanggui Tablet (Guo Shi Jian Zi G20080201), which is designed to be effective in improving nutritional anemia and chloasma;

-	Dr. Xiao Brand Xingxing Soft Capsule (Guo Shi Jian Zi G20080080), which is designed to be effective in improving memory;

-	Dr. Xiao Brand Vitamin A Fish Oil Soft Capsule (Guo Shi Jian Zi G20080406), which is designed to be effective in relieving eyestrain;

-	Dr. Xiao Brand Colon Cleanser Granules (Guo Shi Jian Zi G20060061), which is designed to be effective in relaxing bowels and promoting the discharge of lead;

-	Dr. Xiao Brand Jianli Soft Capsule (Guo Shi Jian Zi G20050710), which is designed to be effective in increasing immunity and relieving physical fatigue; and

-	LB Brand Xinpin Capsule (Guo Shi Jian Zi G20050770), which is designed to be effective in dispelling chloasma.

The major suppliers of raw materials for our products who exceeded 10% of our total purchases in the fiscal years 2020 and 2019 are the following:

		Purchases
		(in U.S.	% of
	Name of Supplier	Dollars)	Purchases
FY2020	Shanxi Yuanshengtai Biotechnology Co. LTD	765,309	27.61%
	Wudi Zhenkang Biotechnology Co. LTD	757,758	27.34%
	Harbin Qianjin Packaging and Printing Co. LTD	585,740	21.13%

FY2019	Wudi Zhenkang Biotechnology Co. LTD	920,451	54.24%
	Shanxi Yuanshengtai Biotechnology Co. LTD	202,486	11.93%

The Company typically signs monthly purchase orders with its major suppliers. All purchase orders with our other suppliers are on similar terms. We shall remit payment to a supplier’s account no later than three business days after receiving raw materials. A supplier shall deliver raw materials no later than three business days after receiving a purchase order. The cost of delivery is borne by the supplier.

(iii) Medical Drugs

HLJ Huimeijia has 21 products with approval numbers issued by the NMPA as following:

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

Most of our products are sold to sales agents. In the fiscal year of 2019, due to the update of GMP certificate which prevents HLJ Huimeijia from selling products during this period, our sales network covered 5 provinces and 2 municipalities in China and our products were mainly sold in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing, Gansu, and Heilongjiang provinces or cities. In the fiscal year of 2020, our sales network covered 5 provinces and 2 municipalities in China and our products were mainly sold in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing, Gansu, and Heilongjiang provinces or cities.

E-business

We are in the process of building the infrastructure to conduct our business over the internet. A B2C e-business call and sales center has been established and will become an integral part of our distribution channel in the future. We have employed graduates from Tsinghua University, Harbin Industry University and Harbin Engineering University to develop the ERP(Enterprise Resource Planning), CRM(Customer Relationship Management) and Office Automation software (“OA Software”) for our e-business. The OA Software has been used in our daily operation. The Company plans to sell its products via internet in the fiscal year of 2021.

Our Customers

We sell most of our products to sales agents, who are our customers. The sales agents sell the products to the end users.

Our customers who contributed more than 10% of our consolidated revenues during the past two fiscal years are as follows:

		Sales
		(in U.S.	Percent of
Name	Products Sold	Dollars)	Sales
FY2020
Libin Wang	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	2,144,817	21.34%
Yufeng Shen	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	1,715,754	17.07%
Zhongying Shen	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	1,544,180	15.36%
Suqin Zhang	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	1,201,115	11.95%
Guangmin Meng	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	1,115,207	11.09%

FY2019
Libin Wang	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	1,893,753	20.42%
Yufeng Shen	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	1,515,171	16.34%
Dawei Shen	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	1,363,437	14.70%
Xiaomei Xu	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	1,060,503	11.43%
Hao Liu	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	984,827	10.62%

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

Our Development Strategy

We will continue focusing on combining our products with traditional Chinese medicine, creating new products such as our hemp-based products, and developing our B2C e-business and chain-stores. We plan to implement health management projects in our future chain-stores throughout China and establish a database of our clients’ health data obtained from our B2C e-business and call center.

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

Good Manufacturing Practice or “GMP” is a term that is recognized worldwide for the control and management of manufacturing and quality control testing of foods and pharmaceutical products. An important part of GMP is documentation of every aspect of the process, activities, and operations involved with drug and medical device manufacture. Additionally, GMP requires that all manufacturing and testing equipment has been qualified as suitable for use, and that all operational methodologies and procedures (such as manufacturing, cleaning, and analytical testing) utilized in the drug manufacturing process have been validated (according to predetermined specifications), to demonstrate that they can perform their purported function(s). On December 1, 2019 the newly revised Drug Administration Law (the “New Law”) came into effect. One of the major amendments is the cancellation of GMP certification. The New Law eliminated the requirement that drug administration authorities shall assess drug manufacture enterprises and drug trading enterprises, and issue assessment certificates. Instead, it requires that drug manufacturing enterprises and drug trading enterprises establish and improve the quality management systems of manufacture and trade of drugs, and ensure that the process of manufacturing and trading of drugs always meets all legal requirements. This means a stricter form of supervision is implemented comparing to the prior GMP certificates system and our production lines are subject pilot inspection under the New Law.

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

Driven by the change of consumer treatment to prevention, the promotion of health awareness, the refinement of health needs and the pursuit of high-quality health products, the market scale of health products in China broke through RMB100 billion in 2014 and nearly RMB150 billion in 2017. Qianzhan Industry Research Institute in China predicts that the market scale of health products in China will reach RMB 243.5 billion in 2025.

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

Tsinghua Unisplendour Corporation Limited (Located in Weihai City, Shandong Province);

Yeecare Company (Located in Beijing);

Heilongjiang Tianlong Pharmaceuticals Co., Ltd (Located in Heilongjiang Province); and

HPGC Renmintongtai Pharmaceuticals Co., Ltd (Located in Heilongjiang Province).

Yunnan Hansu Biotechnology Co., Ltd. (Located in Yunnan Province)

Our Competitive Advantages and Strategy

We believe that we have the following advantages over our competitors:

●	We have more categories of products and a diversified production line;

●	We have a strong and effective research and development team;

●	We are a self-owned enterprise, and have the support of the local government; and

●	We have a geographical advantage being located in Heilongjiang Province, the center of the healthcare industry in the PRC.

Sales and Marketing

We plan to open more chain stores throughout the PRC. Customers of our stores would be able to enjoy discounts on the price of our products and services. After establishing a sufficient number of stores, we plan to develop a 24-hour delivery system for our B2C e-business.

We incurred approximately $16,432 for advertising and promotion for the fiscal year of 2019 and $1,422 for the fiscal year of 2020. We have budgeted approximately $500,000 for advertising and promotion for the fiscal year of 2021.

Intellectual Property

We received a patent (200610010394.4) for our “Qunle” brand Sailuozhi soft capsule from the National Bureau of Intellectual Property. We had initially applied for and used the trade name of “RunChao” soft capsules, but the trade name was changed to “Qunle”, and the change was approved by the National Bureau of Intellectual Property.

Pursuant to a Technology Transfer Agreement dated October 12, 2007 (“Kindlink Technology Transfer Agreement”), we purchased, for a total of RMB350,000, the technology, manufacturing, and trademark rights to the health product known as “Kindlink” brand propolis and black ant capsule made from propolis, black ant, acanthopanax, astragalus root from Jindelikang. The change of the ownership was approved by the NMPA. This product is consumed to boost one’s immunity. The certification number issued by the NMPA on August 20, 2004, to permit the manufacture of the product is GuoShiJianZi G20040906. We have no continuing obligations under the Kindlink Technology Transfer Agreement.

As of the date of this report, we have registered the following 14 trademarks(1):

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

The following is a list of our patent applications:

The applicant of all the following patens is Humankind, with their inventor being Mr. Xin Sun. In March 2017, we submitted the below patent applications which are currently in the reviewing process and pending for approval.

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

In the PRC, a Good Manufacturing Practice Certification (“GMP Certification”) is required for companies that produce medical drugs and health supplements. It is also required to market our medical drugs and health supplements. According to the Administrative Rules of Drug Manufacturing and Certification issued by the NMPA of the PRC on September 7, 2005, the NMPA is responsible for the review and issuance of GMP Certification. To obtain a GMP Certification, a company shall submit its application; the NMPA will then conduct a technical review of the application materials; if such company passes the technical review, the NMPA will inspect the manufacturing site. The NMPA also conducts follow-up inspections on the manufacturing site. After the issuance of the GMP Certification, the NMPA may inspect the manufacturing site from time to time. However, instead of issuing GMP, the NMPA now issues SC Permit to food manufacturers in China, allowing them to manufacture and sell health products. The GMP Certifications of our wholly owned subsidiaries, Humankind, HLJ Huimeijia, are valid through February 14, 2019 and December 31, 2015, respectively. For the GMP Certificate of HLJ Huimeijia, the Company applied for a new certificate, which was obtained on April 25, 2018. Since obtaining the GMP Certification, we have been able to manufacture and market our products without further governmental approval. As Humankind is in the business of manufacturing and selling health products, it is considered as a food manufacturer in China. Humankind received its SC Permit on July 26, 2018, which will expire on September 12, 2021. On December 1, 2019 the newly revised Drug Administration Law (the “New Law”) came into effect. One of the major amendments is the cancellation of GMP certification. The New Law eliminated the requirement that drug administration authorities shall assess drug manufacture enterprises and drug trading enterprises, and issue assessment certificates. Instead, it requires that drug manufacturing enterprises and drug trading enterprises establish and improve the quality management systems of manufacture and trade of drugs, and ensure that the process of manufacturing and trading of drugs always meets all legal requirements. This means a stricter form of supervision is implemented comparing to the prior GMP certificates system and our production lines are subject pilot inspection under the New Law.

Employees

As of June 30, 2020, we have 96 full-time employees including 9 officers, 19 administrators, 35 workers, 17 technicians, 10 marketing persons, and 6 accountants. Besides, we have 19 workers for packing and 36 sales persons as part-time employees. We believe that we are in compliance with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted over-the-counter on the OTC Markets QB Tier under the ticker “CHHE” and the market for the stock has been relatively inactive. The quotations on the OTC Markets reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

As of September 22, 2020, we had approximately 501 shareholders of record of our common stock, such number of holders does not include street name holders who hold shares by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

The following table summarizes the number of shares of our common stock authorized for issuance under our Plan as of June 30, 2020.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	2,700,000	(1)
Total			2,700,000

(1)	The Company granted an aggregate of 3.3 million shares of restricted shares to its CEO and an employee on March 30, 2015. The shares of the Company are quoted on the OTC Markets. As a result, no security holders’ approval is required for the Company’s adoption of an equity compensation plan.

Registrar and Stock Transfer Agent

Our stock transfer agent is Direct Transfer LLC at 1981 Murray Holladay Road, Suite 100, Salt Lake City, UT 84117. Their telephone number is (801) 272-9294, and their fax number is (801) 277-3147.

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

The Company owns a GMP-certified plant and production facilities and has the capacity to produce 21 different NMPA-approved medicines, 14 NMPA-approved health supplement products and 8 hemp derivative products in soft capsule, hard capsule, tablet, granule, oral liquid forms. These products address the needs of some key sectors in China, including the feminine, geriatric, and children’s markets.

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

We have developed the following products that are derived from hemp and obtained business license to manufacture and sell these products. We have begun to sell these products since May 2018. Hemp Oil, Hemp Protein Powder, Hemp Polypeptide and Collagen Peptide are sold through Humankind. Other products are sold through HLJ Huimeijia. The revenue of the Hemp Oil, Hemp Protein Powder and Hemp Polypeptide accounted for 80.4% and 67.7% of the total revenues for the fiscal year of 2020 and 2019, respectively.

Serial No.	Name
1	Hemp Oil
2	Hemp Protein Powder
3	Hemp Polypeptide
4	Collagen Peptide
5	Natural Hemp Essence Repair Lotion
6	Natural Hemp Revitalizing Essence
7	Natural Hemp Anit-aging Brightening Eye Cream
8	Natural Hemp Frozen Age Nourishing Cream

We sell our products directly to end customers through our own sales personnel as well as our sales agents, operating primarily in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing and Gansu, where most of our revenues are generated. Sales by agents in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing, and Gansu provinces accounted for 21%, 17%, 15%, 12%, 11%, and 9%, of our total sales, respectively, for the fiscal year 2020. Although we do not currently sell our products online, we expect to do so in the future.

2021 Outlook

Overall, we anticipate our total revenues for the year ended June 30, 2021 versus the year ended June 30, 2020 to increase by 30% or approximately $3 million, with growth in all categories of our product sales, including the anticipated revenue from Humankind for approximately $11 million, mainly in the sales growth of hemp-based products, and from HLJ Huimeijia for approximately $2 million. The gross profit margin for the year ended June 30, 2020 is expected to be approximately 70%, and we estimate our overall net profit margin for the year ended June 30, 2020 to be approximately 30%. There is, however, no assurance that we will reach these projections.

The COVID-19 global pandemic has adversely affected our business in a short term. However, in the long term, we endeavor using our expertise to help humankind fight against the pandemic. We sell products such as Hemp Protein Powder and Hemp Polypeptide to help people improve their immune system. As the COVID-19 continues to spread and people’s awareness and knowledge of the virus continue to increase, consumers realized that strengthening their own immunity and resistance is among the most effective ways to fight against COVID-19, and consumers will pay more attention to strengthen of physical fitness, and therefore use more protein powder, protein peptides and other health foods. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the economy of China, U.S. and the rest of the world and, as such, the extent of the business disruption and the related financial impact cannot be reasonably estimated at this time.

Results of Operations

The following table summarizes the top lines of the results of our operations for the years ended June 30, 2020 and 2019, respectively:

	June 30, 2020	June 30, 2019	Variance	%
Revenues	$9,931,887	$9,275,386	$656,501	7%
Humankind	9,891,878	9,203,087	688,791	7%
HLJ Huimeijia	40,009	72,299	(32,290)	(45)%
Cost of Goods Sold	$2,657,044	$2,238,011	$419,033	19%
Humankind	2,610,147	2,118,239	491,908	23%
HLJ Huimeijia	46,897	119,772	(72,875)	(61)%
Gross Profit	$7,274,843	$7,037,375	$237,468	3%
Humankind	7,281,731	7,084,848	196,883	3%
HLJ Huimeijia	(6,888)	(47,473)	40,585	(85)%

Revenue

Total revenues of the Company increased by $656,501 or 7%, for the year ended June 30, 2020 as compared to the year ended June 30, 2019. The increase in revenues was primarily due to an increase of $688,791 or 7% in Humankind’s revenues and a decrease of $32,290 or 45% in HLJ Huimeijia’s revenues for the year ended June 30, 2020 as compared to the year ended June 30, 2019. The increase in Humankind’s sales revenues was primarily due to discounts on major products and increased sales to agents.

Our total cost of sales increased by $419,033 or 19% for the year ended June 30, 2020 as compared to the year ended June 30, 2019. The increase in the overall cost of sales was attributable to an increase of $491,908 or 23% in Humankind’s cost of sales, in 2020 as compared to the year ended June 30, 2019. This increase is mainly due to the increase in sales volume caused by discounts and promotions, while unit cost remained unchanged and the total cost of sales increased.

Our gross profit increased by $237,468 from $7,037,375 for the year ended June 30, 2019 to $7,274,843 for the year ended June 30, 2020.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the years ended June 30, 2020 and 2019, respectively:

	June 30, 2020			June 30, 2019
	Quantity	Sales	%	Quantity	Sales	%
	(Unit)	US$	of	(Unit)	US$	of
Humankind
Propolis and Black Ant Capsule	-	-	-	-	-	-
Waterlilies Soft Capsule (Sailuozhi)	-	-	-	-	-	-
Hemp Oil	122,047	$4,019,863	40.0%	111,204	$4,589,221	48.7%
Collagen Peptide	88,643	1,929,616	19.2%	104,846	2,967,817	31.5%
Hemp Polypeptide	90,314	2,729,741	27.1%	28,189	1,162,988	12.3%
Hemp Protein Powder	69,471	1,339,653	13.3%	22,217	629,693	6.7%
HLJ Huimeijia
Natural Hemp Cosmetics	120	1,322	0.0%	168	1,781	0.0%
Muskiness Bone Strengthener Paste	72,164	16,513	0.2%	95,047	22,689	0.2%
ShangBiTongDing	529	598	0.0%	4,221	5,285	0.1%
Indometacin and Furazolidone Suppositories	2,440	1,928	0.0%	13,100	9,483	0.1%
Enema Glycerini	8,480	764	0.0%	48,730	3,265	0.0%
Ge Hong Beriberi Water	-	-	-	44	15	0.0%
Umguentum Acidi Borici Camphoratum	-	-	-	-	-	-
Injury and Rheumatism Relieving Paste	33,094	7,428	0.1%	8,286	3,183	0.0%
Refining GouPi Cream	19,476	5,164	0.1%	84,953	22,096	0.2%
Natural Hemp supplies	-	-	-	3,470	4,501	0.0%
Total		$10,052,590	100.0%		$9,422,017	100.0%

Operating Expenses

The following table summarizes our operating expenses for the years ended June 30, 2020 and 2019, respectively:

	June 30, 2020	June 30, 2019	Variance	%
Operating Expenses
Selling, general and administrative	$1,781,680	$1,864,636	$(82,956)	(4)%
Depreciation and amortization	601,068	610,821	(9,753)	(2)%
Total Operating Expenses	$2,382,748	$2,475,457	$(92,709)	(4)%

Total operating expenses for the year ended June 30, 2020 declined by $92,709 or 4%, as compared to the corresponding period in 2019. The decrease in operating expenses was primarily attributable to a decrease of $82,956 or 4% in selling, general and administrative expenses. The decrease in selling, general and administrative expenses was mainly due to COVID-19, the Company ceased production in February 2020, the employees' salaries decreased, and the related expenses decreased accordingly. The Company has obtained government approval for reinstatement and reopened in early March.

Interest Income and Interest Expenses

Interest income was $125,627 for the year ended June 30, 2020, as compared to $114,228 for the year ended June 30, 2019. This increase of $11,399, or 10%, was primarily due to the increased deposits in the bank compared with the year ended June 30, 2019.

Interest expense was $1 for the year ended June 30, 2020, a decrease of $5 or 83%, as compared to $6 for the year ended June 30, 2019.

Income Taxes

Income taxes increased by $82,697, or 6%, from $1,383,663 for the year ended June 30, 2019 to $1,466,360 for the year ended June 30, 2020. This increase of income tax expense incurred in the fiscal year ended June 30, 2020 was primarily due to the increase of gross margin.

Net Income (Loss) and Net Income per Share

Net income after provision for income taxes increased to $3,550,610, an increase of $243,571 for the year ended June 30, 2020, as compared to $3,307,039 for the year ended June 30, 2019. The increase was primarily due to the increase of gross margin and the decrease of selling, general and administrative.

Net income per share was $0.0542 for the year ended June 30, 2020 and net income per share was $0.0505 for the year ended June 30, 2019. This increase was primarily a result of the above increase in net income from the Company’s operations.

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

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of the fiscal years ended June 30, 2020 and 2019:

	2020	2019
For the years ended June 30:
Cash and cash equivalent	$36,072,474	$35,507,535

Working capital	$33,223,104	$29,832,774

Inventories, net	$807,351	$857,239

For the years ended June 30:

	2020	2019
Cash provided by (used in):
Operating activities	$2,404,978	$5,115,385

Investing activities	$(151,969)	$(123,995)

Financing activities	$-	$-

Cash and cash equivalents increased by $564,939 from $35,507,535 as of June 30, 2019 to $36,072,474 as of June 30, 2020.

Our working capital at June 30, 2020 was $33,223,104, compared to working capital of $29,832,774 at June 30, 2019. This increase of $3,390,330 or 11% was primarily attributable to the increase of cash and cash equivalents in the amount of $564,939, increase in accounts receivable in the amount of $2,640,646, and the increase of advance to suppliers in the amount of $197,031.

Net cash provided by operating activities was $2,404,978 for the year ended June 30, 2020, compared to $5,115,385 for the year ended June 30, 2019. The decrease of $2,710,407 in the net cash provided by operating activities was primarily attributable to the increase of accounts receivable in the amount of $2,640,646.

Net cash used in investing activities was $151,969 for the year ended June 30, 2020, compared to $123,995 for the year ended June 30, 2019, primarily due to the decrease of disposal of property, plant and equipment in the amount of $23,750.

Net cash provided by financing activities was $nil for both years ended June 30, 2020 and 2019.

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

Related Party Debts

We had related party debts of $7,259,862 as of June 30, 2020, as compared to $6,962,520 as of June 30, 2019, an increase of $297,342 or 4%. The amount of related party debts mainly consists of a loan from Mr. Xin Sun, the CEO of the Company. The loan is unsecured and non-interest bearing and has no fixed terms of repayment. There was no written agreement for the loan. See Note 9.

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
China Health Industries Holdings, Inc. (“the Company”)

Opinion of the Financial Statements

We have audited the accompanying consolidated balance sheets of China Health Industries Holdings, Inc. and its subsidiaries (the “Company”) as of June 30, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended June 30, 2020. The Company’s management is responsible for these financial statements. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co. (successor to Centurion ZD CPA Limited) We have served as the Company’s auditor since 2017.
Hong Kong, China
October 13, 2020

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Audited)

	June 30, 2020	June 30, 2019
ASSETS

Current assets
Cash and cash equivalents	$36,072,474	$35,507,535
Accounts receivable, net	4,631,861	1,987,505
Inventory	807,351	857,239
Other receivables, net	32,255	28,435
Advances to suppliers	205,650	8,619
Prepayments	41,505	15,868
Total current assets	$41,791,096	$38,405,201

Property, plants and equipment, net	3,677,798	3,719,424
Intangible assets, net	2,249,614	2,782,869
Construction in progress	511,664	835,452
Deferred tax assets	5,806	2,235
Prepayments – Non-Current	-	9,709
Total assets	$48,235,978	$45,754,890
LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued expenses	406,228	497,084
Other payables	63,271	74,121
Advances from customers	137,543	153,613
Related party debts	7,259,862	6,962,520
Wages payable	275,982	265,686
Taxes payable	425,106	619,403
Total current liabilities	$8,567,992	$8,572,427

Equity
Common stock, ($0.0001 par value per share, 300,000,000 shares authorized, 65,539,737 and 65,539,737 shares issued and outstanding as of June 30, 2020 and June 30, 2019, respectively)	6,554	6,554
Additional paid-in capital	521,987	521,987
Accumulated other comprehensive income	(1,658,741)	(593,654)
Statutory reserves	38,679	38,679
Retained earnings	40,759,507	37,208,897
Total stockholders’ equity	$39,667,986	$37,182,463
Total equity	$39,667,986	$37,182,463

Total liabilities and equity	$48,235,978	$45,754,890

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Audited)

	For the Year Ended
	June 30, 2020	June 30, 2019

REVENUE	$9,931,887	$9,275,386

COST OF GOODS SOLD	2,657,044	2,238,011

GROSS PROFIT	7,274,843	7,037,375

OPERATING EXPENSES
Selling, general and administrative expenses	1,781,680	1,864,636
Depreciation and amortization expenses	601,068	610,821
Total operating expenses	2,382,748	2,475,457

INCOME FROM OPERATIONS	4,892,095	4,561,918

OTHER INCOME/(EXPENSES)
Interest income	125,627	114,228
Interest expense	(1)	(6)
Other income, net	45	15,681
Bank charges	(796)	(1,119)
Total other income, net	124,875	128,784

INCOME	5,016,970	4,690,702

Provision for income taxes	(1,466,360)	(1,383,663)

NET INCOME	3,550,610	3,307,039

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Audited) (CONTINUED)

	For the Year Ended
	June 30, 2020	June 30, 2019
Foreign currency translation adjustment	(1,065,087)	(1,368,956)
COMPREHENSIVE INCOME	$2,485,523	$1,938,083

Net income per share:

Net income per share Basic & diluted	$0.0542	$0.0505

Weighted average shares outstanding:
Basic & diluted	65,539,737	65,539,737

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Audited)

						Accumulated
			Additional			Other	Total	Non-
	Common Shares		Paid-in	Retained	Statutory	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Capital	Earnings	Reserve	Income (loss)	Equity	Interest	Equity

Balance, June 30, 2018	65,539,737	$6,554	$521,987	33,901,858	38,679	775,302	35,244,380	-	35,244,380

Net income	-	-	-	3,307,039	-	-	3,307,039	-	$3,307,039
Other comprehensive loss - Translation adjustment	-	-	-	-	-	(1,368,956)	(1,368,956)	-	(1,368,956)

Balance, June 30, 2019	65,539,737	$6,554	$521,987	37,208,897	38,679	(593,654)	37,182,463	-	37,182,463

Net income	-	-	-	3,550,610			3,550,610		3,550,610

Other comprehensive loss - Translation adjustment	-	-	-	-		(1,065,087)	(1,065,087)		(1,065,087)
Balance, June 30, 2020	65,539,737	$6,554	$521,987	40,759,507	38,679	(1,658,741)	39,667,986		39,667,986

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

	For the Year Ended
	June 30, 2020	June 30, 2019
Cash Flows from Operating Activities
Net income attributable to China Health Industries Holdings	$3,550,610	$3,307,039

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	805,308	817,679
Provision for doubtful accounts	(1,706)	(136,860)
Deferred taxes gain	(3,651)	(339)
Changes in operating assets and liabilities:
Inventory	25,965	(268,187)
Accounts receivable	(2,711,485)	(606,897)
Other receivables	(4,640)	1,082
Advance to suppliers and prepaid expenses	(214,955)	106,672
Accounts payables and accrued expenses	(77,357)	111,997
Advance from customers and other payables	(20,654)	4,817
Amounts due to related parties	1,236,064	1,541,573
Wages payable	17,835	39,711
Taxes payable	(196,356)	197,098
Net cash provided by operating activities	$2,404,978	$5,115,385

Cash Flows from Investing Activities
Withdraw of short term investment	-	-
Purchase of property, plant and equipment	(24,709)	(127,826)
Expenditure in construction in progress	(133,091)	(25,750)
Disposal of property, plant and equipment	5,831	29,581
Proceeds from short term investment	-	-
Proceeds from disposal of subsidiary	-	-
Net cash (used in)/provided by investing activities	(151,969)	(123,995)

Cash Flows from Financing Activities
Proceed from related party debts	-	-
Payment of short term loans	-	-
Net cash (used in)/provided by financing activities	-	-
Effect of exchange rates change on cash and cash equivalents	(1,688,070)	(2,098,765)

Net increase/(decrease) in cash and cash equivalents	564,939	2,892,625

Cash and cash equivalents, beginning of period	35,507,535	32,614,910
Cash and cash equivalents, end of period	$36,072,474	$35,507,535
Supplemental disclosure of cash flow information
Interest paid	$-	$-
Taxes paid	$1,624,158	$829,157
Non-cash activities:
Loan from related party for the construction of a facility	$727,787	$587,323

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

On November 22, 2013, Humankind completed the acquisition of Heilongjiang Huimeijia Pharmaceutical Co., Ltd. (“HLJ Huimeijia”) for a total purchase price of $16,339,869 (RMB100,000,000). HLJ Huimeijia was founded on October 30, 2003, and is engaged in the manufacturing and distribution of tincture, ointments, rubber paste (including hormones), topical solution, suppositories, liniment (including traditional Chinese medicine extractions), enemas and oral liquids. HLJ Huimeijia’s predecessor is Heilongjiang Xue Du Pharmaceutical Co., Ltd., which has established its brand name in the market through its supply of high quality medical products. HLJ Huimeijia is categorized as a “high and new technology” enterprise by the Science Technology Department in Heilongjiang Province. HLJ Huimeijia has 21 products which have been approved by, and have received approval numbers issued by, National Medical Products Administration, or NPMA (formerly known as the China State Food and Drug Administration, or the CFDA). In addition, HLJ Huimeijia is the holder of one patent for utility models, five patents for external design and three trademarks in China, including the Chinese brand name of “Xue Du” which has an established reputation among customers in northeastern China.

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

As of June 30, 2020, the Company’s corporate structure was as follows:

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

For the purpose of presenting these financial statements, the Company’s assets and liabilities with functional currency of HKD are expressed in USD at the exchange rate on the balance sheet date, which was 7.7501 and7.8129 as of June 30, 2020 and June 30, 2019, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which was 7.7942 and 7.8401 for the years ended June 30, 2020 and 2019, respectively. For Renminbi currency, the Company’s assets and liabilities are expressed in USD at the exchange rate on the balance sheet date, which was 7.0650 and 6.8668 as of June 30, 2020 and June 30, 2019, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which was 7.0309 and 6.8234 for the years ended June 30, 2020 and 2019, respectively.

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

As of June 30, 2020, and 2019, the Company’s uninsured bank balance was mainly maintained at financial institutions located in the PRC and Hong Kong, totaled $36,072,474 and $35,507,535, respectively. The Company has no insured bank balance as of June 30, 2020 and 2019, respectively.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. From November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales agents, whereas the payment terms for sales agents before November 1, 2013 were thirty (30) day. As of June 30, 2020 and 2019, the balances of accounts receivable were $4,631,861 and $1,987,505, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. As of June 30, 2020, and 2019, the balances of allowance for doubtful accounts were $68,003 and $71,713 respectively.

Advance to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials, or service providers for services relating to construction plans for our plant, equipment and production lines for the GMP upgrading, and records these payments as advance to suppliers. The increase in the amount of advance to suppliers is due to Humankind’s prepaid equipment, which has not been shipped yet. As a result, as of June 30, 2020, and 2019, advance to suppliers amounted to $205,650 and $8,619 , respectively.

Inventory

Inventory consists of raw materials, work in progress and finished goods of manufactured products.

Inventory is stated at lower of cost or market and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other entities of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor cost and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory as well as inventory the value of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. The inventory allowance with an amount of $nil and $nil were provided for the years ended June 30, 2020, and 2019, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment,” and FASB ASC Topic 205, “Presentation of Financial Statements.” The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of June 30, 2020, and 2019, the Company has not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant judgment by management is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. Based on such evaluations, there were no impairments recorded for intangible assets for the years ended June 30, 2020, and 2019, respectively.

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

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by Management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there were no impairments recorded for construction in progress, for the years ended June 30, 2020 and June 30, 2019, respectively. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

Revenue Recognition

The Company recognizes revenue at the amount to which it expects to be entitled when control of the products or services is identified in any contract and transferred to its customers. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products or services are transferred to its customers while performance obligation are completed. For most of the Company’s products net sales, control transfers when products are shipped and transaction price are determined. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when control of the products or services is transferred to its customers that reflects the performance obligations are properly allocated with transaction price and satisfied in the contract. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience for the years ended June 30, 2020 and 2019, respectively.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 16% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 16% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. As of June 30, 2020 and June 30, 2019, VAT payables were $92,652 and $120,114, respectively.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the years ended June 30, 2020 and 2019, the Company had no potential dilutive common stock equivalents outstanding.

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

NOTE 4 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable amounted to $4,631,861 and $1,987,505 net of allowance for doubtful accounts amounting to $68,003 and $71,713 as of June 30, 2020 and 2019, respectively.

NOTE 5 - INVENTORIES

Inventory consists of following:

	June 30, 2020	June 30, 2019
Raw Materials	$278,189	$320,334
Supplies and Packing Materials	104,992	91,110
Work-in-Progress	78,132	85,191
Finished Goods	346,038	360,604
Total	$807,351	$857,239

The inventory allowance with an amount of $nil and $nil were provided for the years ended June 30, 2020 and 2019, respectively.

NOTE 6 - CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:

	June 30, 2020	June 30, 2019
Plant - HLJ Huimeijia	$511,664	$806,612
Factory Maintenance - HMK	-	28,840
Total	$511,664	$835,452

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for construction of the HLJ Huimeijia plant. The estimated total cost of construction was approximately $1.86 million (RMB 12,800,000).  As of June 30, 2020, 78% of construction has been completed, $1,404,376 (RMB 9,661,312) has been recorded as costs of construction in progress and construction in progress at an amount of $892,712 (RMB 6,356,767) has been completed and converted into property, plant and equipment.

NOTE 7 - PROPERTY, PLANTS AND EQUIPMENT

Property, plants and equipment consisted of the following

	June 30, 2020	June 30, 2019
Building, Warehouses and Improvements	$3,741,542	$3,474,056
Machinery and Equipment	1,729,239	1,876,174
Office Equipment	74,291	76,435
Vehicles	206,497	212,456
Others	912,674	910,178
Less Accumulated Depreciation	(2,986,445)	(2,829,875)
Total	$3,677,798	$3,719,424

Depreciation expense was $347,923 and $346,377 for the years ended June 30, 2020 and 2019, respectively. Depreciation expense charged to operations was $143,555 and $139,519 for the years ended June 30, 2020 and 2019, respectively. Depreciation expense charged to cost of goods sold was $204,368 and $206,858 for the years ended June 30, 2020 and 2019, respectively.

NOTE 8 - INTANGIBLE ASSETS

The following is a summary of intangible assets:

	June 30, 2020	June 30, 2019
Land Use Rights – Humankind	$897,096	$922,990
Health Supplement Product Patents – Humankind	4,246,285	4,368,847
Pharmaceutical Patents - HLJ Huimeijia	370,017	380,697
Land Use Rights - HLJ Huimeijia	613,600	631,311
Less: Accumulated Amortization	(3,877,384)	(3,520,976)
Intangible Assets, net, Held for Continuing Operations	$2,249,614	$2,782,869

All land in the PRC belongs to the State. Enterprises and individuals can pay the State a fee to obtain the right to use a piece of land for commercial purposes or residential purposes for an initial period of 50 years or 70 years, respectively. The land use right can be sold, purchased, and exchanged in the market. The successor owner of the land use right will have the right to use the land for the time remaining on the initial period. The patent has amortized life of 10 years.

Amortization expense charged to operations was $457,513 and $471,302 for the years ended June 30, 2020 and 2019, respectively.

NOTE 9 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun consisted of the following:

	June 30, 2020	June 30, 2019
Mr. Xin Sun	$7,226,764	$6,928,467
Mr. Kai Sun	33,098	34,053
Related Party Debts, Held for Continuing Operations	$7,259,862	$6,962,520

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

United States

China Health US had no taxable income for U.S. corporate income tax purposes for the years ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and 2019, China Health US had $1,381,747 and $1,077,484 in net operating loss carry forwards available to offset future taxable income, respectively. The federal corporate net operating loss carryover is expired in 20 taxable years following the taxable year of the loss. If not utilized, the federal net operating loss for the fiscal years 2020 and 2019 in an amount of $304,263 and $290,122, respectively, will begin to expire in the years 2040 and 2039, respectively. Management believes that it is more likely than not that the benefits from these accumulated net operating losses will not be realized in the future due to the Company’s operating history and the continued losses of its U.S. operation. Accordingly, the Company has provided a full valuation allowance on the deferred tax assets under its U.S. entity.

Hong Kong

China Health Industries Holdings Limited (“China Health HK”) was incorporated in Hong Kong on July 20, 2007 and is subject to Hong Kong profits taxation on its business activities conducted in Hong Kong and income sourced in Hong Kong. As of June 30, 2020, and 2019, China Health Hong Kong had $10,099 and $9,702 in net operating loss carry forwards available to offset future taxable income, respectively. Net operating losses of Hong Kong can generally be carried forward indefinitely. The Company believes that it is more likely than not that these accumulated net operating losses will not be utilized in the future. Therefore, the Company had provided full valuation allowance for the deferred tax assets arising from the losses in Hong Kong during the years ended June 30, 2020, and 2019, amounting $397 and $598, respectively. Accordingly, there is no net deferred tax assets under this entity.

People’s Republic of China

Under the EIT Law, the standard EIT rate is 25%. The PRC subsidiaries of the Company are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

The provision for income taxes consisted of the following for the years ended June 30, 2020 and 2019:

As of June 30, 2020, and 2019, taxes payable consists of:

	June 30, 2020	June 30, 2019
Income tax payable	$257,261	$422,519
Value-added tax payable	92,652	120,114
Other taxes payable	75,193	76,770
Total	$425,106	$619,403

A reconciliation between the Company’s actual provision for income taxes and the provision at the statutory rate is as follows:

	June 30, 2020	June 30, 2019
Pre-tax book income	$5,016,970	$4,690,702
Federal statutory rate	21%	21%
Income tax computed at U.S. federal statutory rate	1,053,564	985,047
Non-deductible staff welfare	-	37,955
Foreign rate differential	211,264	141,394
Change in valuation allowance	201,532	219,267
Total provision for income taxes	$1,466,360	$1,383,663

The Company’s effective tax rate was 29.2% and 29.5% for the years ended June 30, 2020 and 2019, respectively.

The provision for income taxes on income consists of the following for the years ended June 30, 2020 and 2019:

Provision for income taxes consisted of:

	For the Years Ended
	June 30,
	2020	2019
Current provision:
Domestic	$-	$-
Foreign	1,469,931	1,383,702
Total current provision	1,469,931	1,383,702
Deferred provision:
Domestic	-	-
Foreign	(3,571)	(39)
Total deferred provision	(3,571)	(39)
Total provision for income taxes	$1,466,360	$1,383,663

Significant components of deferred tax assets were as follows:

	June 30, 2020	June 30, 2019
Deferred tax assets
Net operating loss carry forward	$1,075,533	$869,502
Allowance for doubtful accounts	17,001	17,928
Valuation allowance	(1,086,728)	(885,195)
Deferred tax assets, net	$5,806	$2,235

(b) Uncertain tax positions

There were no unrecognized tax benefits as of June 30, 2020 and 2019, respectively. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. There was no interests and penalties arising from its tax payments for the years ended June 30, 2020.

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

For the years ended June 30, 2020, and 2019, the Company does not have potential dilutive shares. The following table sets forth the computation of basic and diluted net income per share:

	For the Years Ended
	June 30,	June 30,
	2020	2019
Net income/(loss)	$3,550,610	$3,307,039

Net income/(loss) per share:

Net income (loss) per share Basic & diluted	$0.0542	$0.0505

Weighted average shares outstanding:
Basic & diluted	65,539,737	65,539,737

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

The Company had no rental commitment as of June 30, 2020.

NOTE 13 - MAJOR SUPPLIERS AND CUSTOMERS

For the year ended June 30, 2020, the Company had three suppliers that in the aggregate accounted for approximately 75% of the Company’s purchases, with each supplier accounting for 28%, 27% and 21%, respectively. For the year ended June 30, 2019, the Company had three suppliers that in the aggregate accounted for approximately 75% of the Company’s purchases, with each supplier accounting for 48%, 16% and 11%, respectively.

For the year ended June 30, 2020, the Company had six customers that in the aggregate accounted for 85% of the Company’s total sales, with each customer accounting for 21%, 17%, 15%, 12%, 11% and 9%, respectively.

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

The following tables present summary information by segment for the years ended June 30, 2020 and 2019, respectively:

		For the Year Ended June 30, 2020					For the Year Ended June 30, 2019
	HLJ			Consolidated	HLJ			Consolidated
	Huimeijia	Humankind	Others	operations	Huimeijia	Humankind	Others	operations
Revenues	$40,009	$9,891,878	$-	$9,931,887	$72,299	$9,203,087	$-	$9,275,386
Cost of revenues	46,897	2,610,147	-	2,657,044	119,772	2,118,239	-	2,238,011
Gross profit (loss)	(6,888)	7,281,731	-	7,274,843	(47,473)	7,084,848	-	7,037,375
Interest income	24	125,598	5	125,627	39	114,189	-	114,228
Interest expense	-	-	1	1			6	6
Depreciation and amortization	82,871	518,197	-	601,068	77,413	533,408	-	610,821
Income tax	-	1,466,360	-	1,466,360		1,383,663	-	1,383,663
Net income (loss)	(568,279)	4,423,549	(304,660)	3,550,610	(618,168)	4,152,346	(227,139)	3,307,039
Total capital expenditures	132,811	24,990	-	157,801	114,769	38,807	-	153,576
Total assets	$3,315,693	44,904,281	16,004	48,235,978	$3,527,147	$42,227,720	$23	$45,754,890

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 in Internal Control—Integrated Framework. Our management has implemented and tested our internal control over financial reporting based on these criteria and did not identify any significant deficiencies and material weaknesses as of June 30, 2020. However, based on the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience, our management has considered this as a material weakness and determined that as of June 30, 2020, the internal control over financial reporting was not effective.

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

Name	Age	Position

Xin Sun	54	Chairman (sole director), Chief Executive Officer, Chief Financial Officer and Treasurer

Biography

Mr. Xin Sun, age 54, has been serving as our Chairman of Board of Directors, Chief Executive Officer and Chief Financial Officer since 2009. From 1988 to 1991, he was the Production Manager at Ha Yao Group Sanchine Medicine Joint-Stock Company Ltd. From 1991 to 1994, he was the District Director for the Northeast District of China for Pfizer Pharmaceuticals Limited. Thereafter, he spent one year as the Director of Marketing for Ha Yao Group Sanchine Medicine Joint-Stock Company Ltd. From 1996 to 2002, he was the Chief Executive Officer of a company he founded, Heilongjiang Bijie Chemical Industry Co., Ltd., which is no longer in existence. From 2003 to the present, he has been the President and Chief Executive Officer of Humankind. Mr. Sun is also President and General Manager of Huimeijia. Mr. Xin Sun attended Jia Mu Si Medical College with a major in Pharmacy from 1984 to 1988. He obtained his Masters of Business Administration from Renmin University of China in 2004.

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

Based solely on our review of the copies of such reports, we believe that, with respect to the fiscal year ended June 30, 2020, there is no triggering event for the filing of any report under Section 16(a) by our sole officer and director, or by any of the persons known to us to own more than ten percent of our common stock.

Meetings of Our Board of Directors

The Board held no meetings; however, the Board had resolved matters in written consent one time during the fiscal year ended June 30, 2020.

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

Director Compensation

We did not compensate our director for the fiscal year ended June 30, 2020. Going forward, however, we intend to implement a market-based director compensation program.

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

Directors and Officers of Humankind

The following table sets forth certain information as of June 30, 2020 concerning the directors and executive officers of Humankind:

Directors and Executive Officers	Position/Title	Age
Xin Sun	Chairman, Chief Financial Officer, Treasurer	54
Baosen Ma	President, Secretary, Director	52
Kai Sun	Director	49

The following is a summary of the biographical information of those directors and officers of Humankind whose biographical information does not appear above:

Xin Sun, Chairman, Chief Financial Officer, Treasurer

Mr. Sun’s biography is discussed above under Item 10. Directors, Executive Officers and Corporate Governance and incorporated herein by reference.

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

SUMMARY COMPENSATION TABLE

(all figures in US Dollars)

						Non-Equity	Non-qualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Xin Sun, Chief Executive Officer,	2020	44,584	-	-	N/A	N/A	N/A	N/A	44,584
Chief Financial Officer	2019	44,000	-	-	N/A	N/A	N/A	N/A	44,000

Employment Agreements

We have no employment agreement with our sole principal executive officer, Mr. Xin Sun.

Equity Compensation Plan Information

The following table sets forth information regarding grants of awards to Named Executive Officer during the year ended June 30, 2020

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than five percent of any class of voting securities, (ii) our director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of September 21, 2020.

The address of the beneficial owner listed below is Harbin Humankind Biology Technology Co. Limited, 3199-1 Longxiang Road, Songbei District, Harbin, Heilongjiang Province, PRC.

		Amount and Nature of
Title of Class	Name	Beneficial Owner	Percent of Class (1)

Common Stock	Xin Sun, Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer	20,507,188	31.3%

Common Stock	All officers and directors as a group (1 person)	20,507,188	31.3%

(1)	Based on 65,539,737 total issued and outstanding shares of the Company as of September 22, 2020. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of September 21, 2020 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

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

The total amounts due to Mr. Sun were $7,226,764 and $6,928,467 as of June 30, 2020 and June 30, 2019, respectively.

There were no interested imputed on the loans for the fiscal years 2020 and 2019, respectively.

Item 14. Principal Accounting Fees and Services.

We were billed by CENTURION ZD CPA & CO., our independent public accountants for the following professional services it performed for us during the fiscal year ended June 30, 2020 and 2019, as set forth in the table below:

		Audit-
	Audit	Related	Tax	Other
	Fees	Fees	Fees	Fees
2020	$140,000	-	-	-

2019	$140,000	-	-	-

Audit Fees — This category includes the audit of our annual financial statements and services that are normally provided by the independent auditors in connection with engagements for those fiscal years.

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

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

	By:	/s/ Xin Sun
Date: October 13, 2020	Name:	Xin Sun
	Title:	Chief Executive Officer (principal executive officer)

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

Date: October 13, 2020