Form 10-Q
period 2020-09-30
China Health Industries Holdings, Inc.
filed 2020-11-13
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

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

As of November 12, 2020, there were 65,539,737 shares of common stock, $0.0001 par value per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2020	June 30, 2020
ASSETS

Current assets
Cash and cash equivalents	$38,718,648	$36,072,474
Accounts receivable, net	4,572,680	4,631,861
Inventory	838,404	807,351
Other receivables, net	38,052	32,255
Advances to suppliers	211,723	205,650
Prepayments	26,993	41,505
Total current assets	$44,406,500	$41,791,096

Property, plants and equipment, net	3,722,599	3,677,798
Intangible assets, net	2,222,451	2,249,614
Construction in progress	532,566	511,664
Prepayments – Non-Current	-	5,806
Deferred tax assets	6,041	-
Total assets	$50,890,157	$48,235,978

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued expenses	$379,760	$406,228
Other payables	67,810	63,271
Advances from customers	143,122	137,543
Related party debts	7,567,727	7,259,862
Wages payable	318,915	275,982
Taxes payable	465,325	425,106
Total current liabilities	$8,942,659	$8,567,992

Equity
Common stock, ($0.0001 par value per share, 300,000,000 shares authorized, 65,539,737 and 65,539,737 shares issued and outstanding as of September 30, 2020 and June 30, 2020, respectively)	6,554	6,554
Additional paid-in capital	521,987	521,987
Accumulated other comprehensive income	(18,921)	(1,658,741)
Statutory reserves	38,679	38,679
Retained earnings	41,399,199	40,759,507
Total stockholders’ equity	$41,947,498	$39,667,986

Total liabilities and equity	$50,890,157	$48,235,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended
	September 30, 2020	September 30, 2019

REVENUE	$2,192,082	$2,053,924

COST OF GOODS SOLD	(951,780)	(508,896)

GROSS PROFIT	1,240,302	1,545,028

OPERATING EXPENSES
Selling, general and administrative expenses	200,332	366,988
Depreciation and amortization expenses	157,872	139,164
Total operating expenses	358,204	506,152

INCOME FROM OPERATIONS	882,098	1,038,876

OTHER INCOME/(EXPENSES)
Interest income	32,103	30,748
Interest expenses	-	(1)
Other expenses, net	(58)	(417)
Bank charges	(258)	(125)
Total other income, net	31,787	30,205

INCOME BEFORE INCOME TAXES	913,885	1,069,081

Provision for income taxes	(274,193)	(312,507)

NET INCOME	639,692	756,574

Foreign currency translation adjustment	1,646,630	(1,493,305)

COMPREHENSIVE INCOME (LOSS)	$2,286,322	$(736,731)

Net income per share:

Basic & diluted earnings per share	$0.0098	$0.0115

Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	65,539,737	65,539,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Shares		Additional Paid-in	Retained	Statutory	Accumulated Other Comprehensive	Total Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Reserve	Income (loss)	Equity	Interest	Equity

Balance, June 30, 2019	65,539,737	$6,554	$521,987	37,208,897	38,679	(593,654)	37,182,463	-	37,182,463

Net income	-	-	-	756,574	-	-	756,574	-	756,574
Other comprehensive loss - Translation adjustment	-	-	-	-	-	(1,493,305)	(1,493,305)	-	(1,493,305)
Balance, September 30, 2019	65,539,737	$6,554	$521,987	$37,965,471	$38,679	$(2,086,959)	$36,445,732	$-	$36,445,732

Balance, June 30, 2020	65,539,737	$6,554	$521,987	40,759,507	38,679	(1,658,741)	39,667,986	-	39,667,986

Net income	-	-	-	639,692	-	-	639,692	-	639,692

Other comprehensive loss - Translation adjustment	-	-	-	-	-	1,639,820	1,639,820	-	1,639,820
Balance, September 30, 2020	65,539,737	$6,554	$521,987	$41,399,199	$38,679	$(18,921)	$41,947,498	$-	$41,947,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	September 30,	September 30,
	2020	2019
Cash Flows from Operating Activities
Net income (loss) from operations	$639,692	$756,574
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expenses	185,485	199,936
Provisions for doubtful accounts	(3,327)	(38,076)
Deferred taxes loss/(gain)	-	(1)
Changes in operating assets and liabilities,
Accounts receivable	241,625	114,918
Other receivables	(4,409)	(2,397)
Inventory	1,664	5,047
Advances to suppliers and prepaid expenses	18,128	(173,318)
Accounts payables and accrued expenses	(42,085)	(39,622)
Advances from customers and other payables	2,004	(3,340)
Amounts due to related parties	32,255	204,918
Wages payable	31,162	(26,289)
Taxes payable	15,185	(46,883)
Net cash provided by operating activities	1,117,379	951,467

Cash Flows from Investing Activities
Purchases of property, plants and equipment	-	(573)
Expenditures in construction in progress	(145)	(108,529)
Disposal of property, plant and equipment	-	5,844
Net cash (used in)/provided by investing activities	(145)	(103,258)

Cash Flows from Financing Activities
Proceeds from related party debts	-	-
Net cash (used in)/provided by financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	1,528,940	(1,374,392)

Net increase/(decrease) in cash and cash equivalents	2,646,174	(526,183)

Cash and cash equivalents, beginning balance	36,072,474	35,507,535

Cash and cash equivalents, closing balance	38,718,648	34,981,352

Supplemental cash flow information
Cash paid for income taxes	$239,741	$342,634
Cash paid for interest expenses	$-	$-

Non-cash activities:
Loan from related party for the construction of a facility	$-	$680,382

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

As of September 30, 2020, the Company’s corporate structure was as follows:

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and Management believes that the disclosures are sufficient so that the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020. These unaudited condensed consolidated financial statements include all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and the results of operations of the Company. All such adjustments are of a normal and recurring nature. The results of operations of the Company for the three months ended September 30, 2020 may not be indicative of results that may be expected for the year ended June 30, 2021.

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

As of September 30, 2020 and June 30, 2020, the Company’s uninsured bank balances were mainly maintained at financial institutions located in the PRC and Hong Kong. The uninsured bank balances were $38,718,648 and $36,072,474 as of September 30, 2020 and June 30, 2020, respectively. The Company had no insured bank balances as of September 30, 2020 and June 30, 2020.

Accounts Receivable

Accounts receivable is recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business, but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on Management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. From November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales agents. As of September 30, 2020 and June 30, 2020, the balances of accounts receivable were $4,572,680 and $4,631,861, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts, and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. The Company has determined that an allowance of $69,564 and $68,003 was appropriate as of September 30, 2020 and June 30, 2020, respectively.

Advances to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials or to service providers for services relating to construction plans for its plants, equipment and production lines for GMP upgrading, and records these payments as advances to suppliers. As of September 30, 2020 and June 30, 2020, advances to suppliers amounted to $211,723 and $205,650, respectively.

Inventory

Inventory consists of raw materials, work in progress, and finished goods or manufactured products.

Inventory is stated at the lower of either cost or market value and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other subsidiaries of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor costs and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory, as well as inventory the value of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. The inventory allowance in the amounts of $nil and $nil were provided for as of September 30, 2020 and June 30, 2020, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment”, and FASB ASC Topic 205, “Presentation of Financial Statements”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve Management’s estimates on asset useful life and future cash flows. Actual useful life and cash flows could be different from those estimated by Management, which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. As of September 30, 2020 and June 30, 2020, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other”. Intangible assets deemed to have indefinite life are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve Management’s estimates of asset useful life and future cash flows. Significant judgment of Management is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, the Company could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets, for the three months ended September 30, 2020 and 2019.

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

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by Management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, there was no impairments recorded for construction in progress, for the three months ended September 30, 2020 and 2019.

Revenue Recognition

The Company recognizes revenue at the amount to which it expects to be entitled when control of the products or services is identified in any contract and transferred to its customers. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products or services are transferred to its customers while performance obligation are completed. For most of the Company’s products net sales, control transfers when products are shipped and transaction price are determined. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when control of the products or services is transferred to its customers that reflects the performance obligations are properly allocated with transaction price and satisfied in the contract. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience for the three months ended September 30, 2020 and 2019, respectively.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 16% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 16% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. As of September 30, 2020 and June 30, 2020, VAT payables were $95,557 and $92,652, respectively.

Sales-Related Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual aggregate VAT paid by the Company as taxes for the purposes of maintaining and building cities and educational facilities, which fees are included as sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. Sales-related taxes were $23,160 and $25,118 for the three months ended September 30, 2020 and 2019, respectively.

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

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the three months ended September 30, 2020 and 2019, the Company had no potential dilutive common stock equivalents outstanding.

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

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable was $4,572,680 and $4,631,861, net of allowances for doubtful accounts amounting to $69,564 and $68,003, as of September 30, 2020 and June 30, 2020, respectively.

NOTE 4 - INVENTORY

Inventory consisted of following:

	September 30,	June 30,
	2020	2020
Raw Materials	$292,437	$278,189
Supplies and Packing Materials	112,054	104,992
Work-in-Progress	118,278	78,132
Finished Goods	315,635	346,038
Total	$838,404	$807,351

The inventory allowance in the amounts of $nil and $nil was provided for as of September 30, 2020 and June 30, 2020, respectively.

NOTE 5 - CONSTRUCTION IN PROGRESS

Construction in progress from the continuing operations of the Company consisted of the following:

	September 30,	June 30,
	2020	2020
Plant - HLJ Huimeijia	$532,566	$511,664
Factory Maintenance - Humankind	-	-
Total	$532,566	$511,664

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for construction of the HLJ Huimeijia plant. The estimated total cost of construction was approximately $1.86 million (RMB 12,800,000). As of September 30, 2020, 78% of construction has been completed, $1,425,278 (RMB 9,662,312) has been recorded as costs of construction in progress and construction in progress at an amount of $892,712 (RMB 6,356,767) has been completed and converted into property, plant and equipment.

NOTE 6 - PROPERTY, PLANTS AND EQUIPMENT

Property, plants and equipment consisted of the following:

	September 30,	June 30,
	2020	2020
Building, Warehouses and Improvements	$3,893,307	$3,741,542
Machinery and Equipment	1,799,381	1,729,239
Office Equipment	77,304	74,291
Vehicles	214,873	206,497
Others	949,694	912,674
Less: Accumulated Depreciation	(3,211,960)	(2,986,445)
Total	$3,722,599	$3,677,798

Depreciation expenses was $69,226 and $85,329 for the three months ended September 30, 2020 and 2019, respectively. Depreciation expenses charged to operations was $41,613 and $36,136 for the three months ended September 30, 2020 and 2019, respectively. Depreciation expenses charged to cost of goods sold was $27,613 and $49,194 for the three months ended September 30, 2020 and 2019, respectively.

NOTE 7 - INTANGIBLE ASSETS

The following is a summary of intangible assets from the continuing operations of the Company:

	September 30, 2020	June 30, 2020
Land Use Rights – Humankind	$933,484	$897,096
Health Supplement Product Patents – Humankind	4,418,522	4,246,285
Pharmaceutical Patents - HLJ Huimeijia	385,026	370,017
Land Use Rights - HLJ Huimeijia	638,489	613,600
Less: Accumulated Amortization	(4,153,070)	(3,877,384)
Total	$2,222,451	$2,249,614

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

Amortization expenses was $116,259 and $114,607 for the three months ended September 30, 2020 and 2019, respectively.

NOTE 8 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun, consisted of the following:

	September 30, 2020	June 30, 2020
Mr. Xin Sun	$7,533,286	$7,226,764
Mr. Kai Sun	34,441	33,098
Total	$7,567,727	$7,259,862

These loans are unsecured, non-interest bearing, and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun is a PRC citizen and a family member of Mr. Xin Sun, the CEO of the Company.

NOTE 9 - INCOME TAXES

(a) Corporate income taxes

United States

China Health US was organized in the United States. China Health US had no taxable income for US income tax purposes for the three months ended September 30, 2020 and 2019. As of September 30, 2020, China Health US had a net operating loss carry forward for United States income tax purposes. Net operating loss carry forwards are available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and the continued losses of its US entity. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the three months ended September 30, 2020 and 2019. Management reviews this valuation allowance periodically and makes adjustments accordingly.

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

The provision for income taxes of the Company consisted of the following for the three months ended September 30, 2020 and 2019:

	For the Three Months Ended
	September 30,
	2020	2019
Current provision:
USA	$-	$-
PRC	274,193	312,507
Total current provision	274,193	312,507
Deferred provision:
USA	-	-
PRC	-	-
Total deferred provision	-	-
Total provision for income taxes	$274,193	$312,507

Significant components of deferred tax assets of the Company were as follows:

	September 30,	June 30,
	2020	2020
Deferred tax assets
Net operating loss carry forward	$1,102,263	$1,075,533
Allowances for doubtful accounts	17,391	17,001
Valuation allowance	(1,113,613)	(1,086,728)
Total	$6,041	$5,806

(b) Uncertain tax positions

There were no unrecognized tax benefits as of September 30, 2020 and June 30, 2020. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the three months ended September 30, 2020 and 2019, the Company did not incur any interest or penalties arising from its tax payments.

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

For the three months ended September 30, 2020 and 2019, the Company did not have potential dilutive shares. The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended
	September 30,
	2020	2019

Net income	$639,692	$756,574

Net income per share:

Net income per share basic & diluted	0.0098	0.0115

Weighted average shares outstanding:
Basic & diluted	65,539,737	65,539,737

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

The Company had no rental commitment as of September 30, 2020.

NOTE 12 - MAJOR SUPPLIERS AND CUSTOMERS

For the three months ended September 30, 2020, the Company had three suppliers that in the aggregate accounted for 78% of the Company’s purchases, with each supplier accounting for 39%, 23%, and 16%, respectively.

For the three months ended September 30, 2019, the Company had three suppliers that in the aggregate accounted for 76% of the Company’s purchases, with each supplier accounting for 41%, 18%, and 17%, respectively.

For the three months ended September 30, 2020, the Company had six customers that in the aggregate accounted for 90% of the Company’s total sales, with each customer accounting for 22%, 18%, 16%, 13%, 12%, and 9%, respectively.

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

The following tables present summary information by segment for the three months ended September 30, 2020 and 2019, respectively:

	For the Three Months Ended September 30, 2020				For the Three Months Ended September 30, 2019
	HLJ				HLJ
	Huimeijia	Humankind	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$11,997	$2,180,085	$-	$2,192,082	$26,935	$2,026,989	$-	$2,053,924
Cost of revenues	49,330	902,450	-	951,780	35,008	473,888	-	508,896
Gross profit (loss)	(37,333)	1,277,635	-	1,240,302	(8,073)	1,553,101	-	1,545,028)
Interest income	2	32,099	2	32,103	-	-	-	-
Depreciation and amortization	26,461	131,411	-	157,872	9,321	129,843	-	139,164
Income tax	-	274,193	-	274,193	-	312,507	-	312,507
Net income (loss)	(106,815)	747,851	(1,344)	639,692	(98,295)	937,520	(82,651)	756,574)
Total capital expenditures	145	-	-	145	573	108,529	-	109,102
Total assets	$3,385,549	$48,586,587	$(1,081,979)	$50,890,157	$3,456,703	$42,182,061	$(830,947)	$44,807,817

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

We have developed the following products that are derived from hemp and obtained business license to manufacture and sell these products. We began to sell these products since May 2018. Hemp Oil, Hemp Protein Powder, Hemp Polypeptide and Collagen Peptide are sold through Humankind, Other cosmetics are sold through HLJ Huimeijia. The revenue of the Hemp Oil, Hemp Protein Powder, Hemp Polypeptide and Collagen Peptide accounted for 99.46% and 98.69% for the three-month periods ended September 30, 2020 and 2019, respectively.

Serial No.	Name
1	Hemp Oil
2	Hemp Protein Powder
3	Hemp Polypeptide
4	Collagen Peptide
5	Natural Hemp Essence Repair Lotion
6	Natural Hemp Revitalizing Essence
7	Natural Hemp Anit-aging Brightening Eye Cream
8	Natural Hemp Frozen Age Nourishing Cream

Our business is conducted through our sales agents and sales personnel. We sell our products directly to end customers through our own sales personnel as well as our sales agents, operating primarily in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing and Gansu, where most of our revenues are generated. Sales by agents in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing, and Gansu provinces accounted for 22%, 18%, 16%, 13%, 12%, and 9% of our total sales, respectively, for the three months ended September 30, 2020. Although we do not currently sell our products online, we expect to do so in the future.

Results of Operations

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

The following table summarizes the top lines of the results of our operations for the three months ended September 30, 2020 and 2019, respectively:

	September 30,	September 30,
	2020	2019	Variance	%
Revenues	$2,192,082	$2,053,924	$138,158	6.73%
Humankind	2,180,085	2,026,989	153,096	7.55%
HLJ Huimeijia	11,997	26,935	(14,938)	(55.46)%
Cost of Goods Sold	$951,780	$508,896	$442,884	87.03%
Humankind	902,450	473,888	428,562	90.44%
HLJ Huimeijia	49,330	35,008	14,322	40.91%
Gross Profit	$1,240,302	$1,545,028	$(304,726)	(19.72)%
Humankind	1,277,635	1,553,101	(275,466)	(17.74)%
HLJ Huimeijia	(37,333)	(8,073)	(29,260)	362.44%

Revenue

Total revenues increased by $138,158 or 6.73% for the three months ended September 30, 2020, as compared to the same period in 2019. The increase in revenues was primarily due to an increase of $153,096 or 7.55% in Humankind’s revenues, offset by a decrease of $14,938 in HLJ Huimeijia’s revenues for the three months ended September 30, 2020 as compared to the same period in 2019. The increase in Humankind’s sales revenues was primarily due to discounts on major products and increased sales to agents.

Our total cost of sales increased by $442,884 or 87.03% for the three months ended September 30, 2020 as compared to the same period in 2019. This increase was mainly due to the increase in sales volume caused by discounts and promotions, while unit cost remained unchanged and the total cost of sales increased.

Our gross margin decreased by $304,726 or 19.72% for the three months ended September 30, 2020 as compared to the same period in 2019. This change was consistent with the change of sales and costs in Humankind. The decrease in gross profit was primarily due to the discounts on major products, the sales unit price decreases and the unit cost remains unchanged.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product lines for the three months ended September 30, 2020 and 2019 respectively:

	September 30, 2020			September 30, 2019
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Hemp Oil	38,004	$758,495	34.23%	21,553	$862,405	41.99%
Collagen Peptide	19,132	229,142	10.34%	19,042	523,417	25.48%
Hemp Polypeptide	37,076	740,029	33.41%	10,378	220,848	10.75%
Hemp Protein Powder	39,707	475,579	21.47%	7,955	420,318	20.46%
HLJ Huimeijia
Muskiness Bone Strengthener Paste	38,001	4,990	0.23%	1,440	7,105	0.35%
Dampness dispelling pain ointment	18,663	2,439	0.11%	840	6,701	0.33%
Refining Cream dogskin	15,050	1,974	0.09%	1,800	4,152	0.20%
Indometacin and Furazolidone Suppositories	19,690	2,595	0.12%	2,400	1,584	0.08%
ShangBiTongDing	-	-	-%	120	464	0.02%
Enema Glycerini	-	-	-%	1,140	559	0.03%
Essence repair liquid	-	-	-%	1,440	6,371	0.31%
Total	225,323	$2,215,243	100.00%	68,108	$2,053,924	100.00%

Operating Expenses

The following table summarizes our operating expenses for the three months ended September 30, 2020 and 2019, respectively:

	September 30, 2020	September 30, 2019	Variance	%
Operating Expenses
Selling, general and administrative	$200,332	$366,988	$(166,656)	(45.41)%
Depreciation and amortization	157,872	139,164	18,708	13.44%
Total Operating Expenses	$358,204	$506,152	$(147,948)	(29.23)%

Total operating expenses for the three months ended September 30, 2020 were $147,948 or 29.23% lower than those in the corresponding period in 2019. The decrease in operating expenses was primarily attributable to decrease of $166,656 or 45.44% in selling, general and administrative expenses. The decrease in selling, general and administrative expenses was mainly due to the decrease of legal & professional fee and audit fee for the three months ended September 30, 2020 as compared to the same period in 2019.

Interest Income and Interest Expense

Interest income was $32,103 for the three months ended September 30, 2020, as compared to $30,748 for the three months ended September 30, 2019. This increase of $1,355, or 4%, was mainly due to the increased average balance of bank deposits compared with the same period of 2020.

Interest expense was $nil for the three months ended September 30, 2020, as compared to $1 for the three months ended September 30, 2019.

Income Taxes

Income taxes decreased by $38,314, or 12%, from $312,507 for the three months ended September 30, 2019 to $274,193 for the three months ended September 30, 2020. The decrease in income taxes was mainly due to the decrease of the Company’s gross profit in the amount of $304,726, from the gross profit of $1,545,028 for the three months ended September 30, 2019 to the gross profit of $1,240,302 for the three months ended September 30, 2020.

Net Income and Net Income Per Share

Net Income was $639,692 for the three months ended September 30, 2020, as compared to $756,574 for the three months ended September 30, 2019. This decrease of $116,882 in net profit was primarily attributable to an increase of cost of sales in Humankind.

Net Income per share was $0.0098 for the three months ended September 30, 2020 and $0.0115 for the three months ended September 30, 2019, respectively. This decrease was primarily a result of the aforementioned decrease in net profit.

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

The following table summarizes our cash and cash equivalents positions, our working capital, and our cash flow activities as of September 30, 2020 and June 30, 2020 and for the three months ended September 30, 2020 and 2019:

	September 30, 2020	June 30, 2020
Cash and cash equivalents	$38,718,648	$36,072,474
Working capital	$35,463,841	$33,223,104
Inventories	$838,404	$807,351

	For the Three Months ended September 30,
	2020	2019
Cash provided by (used in):
Operating activities	$1,117,379	$951,467
Investing activities	$(145)	$(103,258)
Financing activities	$-	$-

For the three months ended September 30, 2020, our net increase in cash and cash equivalents totaled $2,646,174, which total was comprised of net cash provided by operating activities in the amount of $1,117,379, net cash used in investing activities in the amount of $145 and the effect of prevailing exchange rates on our cash position of $1,528,940.

For the three months ended September 30, 2019, our net decrease in cash and cash equivalents totaled $526,183, which total was comprised of net cash provided by operating activities in the amount of $951,467, net cash used in investing activities in the amount of $103,258 and the effect of prevailing exchange rates on our cash position of $1,374,392.

Our working capital at September 30, 2020 was $35,463,841, compared to working capital of $33,223,104 at June 30, 2020. This increase of $2,240,737 or 6.74% was primarily attributable to the increase of cash and cash equivalents in the amount of $2,646,174.

Net cash provided by operating activities was $1,117,379 for the three months ended September 30, 2020, primarily attributable to net income in the amount of $639,692 and a decrease of accounts receivable in the amount of $241,625. The positive effect of exchange rate changes on cash and cash equivalents in the amount of $1,528,940 for the three months ended September 30, 2020 was mainly a result of the effect of the valuation of the RMB against the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 7.0650 to 1 and 6.7896 to 1 as of June 30, 2020 and September 30, 2020, respectively, and the average exchange rate from USD to RMB was 6.9153 for the three months ended September 30, 2020.

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

Related Party Debts

We had related party debts in the amount of $7,567,727 as of September 30, 2020, as compared to $7,259,862 as of June 30, 2020, an increase of $307,865 or 4%. Our related party debts mainly consist of a loan from Mr. Xin Sun, the CEO of the Company. The loan is unsecured, non-interest bearing, and has no fixed terms of repayment. There was no written agreement for the loan. See Note 8.

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

There have been no material changes during the three months ended September 30, 2020 in the Company’s significant accounting policies to those previously disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2020.

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

At the conclusion of the period ended September 30, 2020, the Company carried out an evaluation, under the supervision and with the participation of Management, including the Company’s principal executive and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Company’s principal executive and principal financial officer concluded that, due to the material weakness in the Company’s internal controls over financial reporting as discussed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2020, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Changes in Internal Controls over Financial Reporting

No changes in the Company’s internal controls over financial reporting have come to Management’s attention during the quarter ended September 30, 2020 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

/s/ Xin Sun
By:	Xin Sun
Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Date:	November 13, 2020

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

