Form 10-Q
period 2020-12-31
China Health Industries Holdings, Inc.
filed 2021-02-10
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2020

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

As of February 10, 2021, there were 65,539,737 shares of common stock, $0.0001 par value per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item	1. Financial Statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2020	June 30, 2020
ASSETS

Current assets
Cash and cash equivalents	$40,666,095	$36,072,474
Accounts receivable, net	5,562,202	4,631,861
Inventory	982,064	807,351
Other receivables, net	34,439	32,255
Advances to suppliers	220,449	205,650
Prepayments	11,235	41,505
Total current assets	$47,476,484	$41,791,096

Property, plants and equipment, net	3,773,138	3,677,798
Intangible assets, net	2,189,361	2,249,614
Construction in progress	553,498	511,664
Prepayments – Non-Current	-	-
Deferred tax assets	6,286	5,806
Total assets	$53,998,767	$48,235,978

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued expenses	$396,998	$406,228
Other payables	75,922	63,271
Advances from customers	148,926	137,543
Related party debts	7,899,586	7,259,862
Wages payable	393,649	275,982
Taxes payable	582,784	425,106
Total current liabilities	$9,497,865	$8,567,992

Equity
Common stock, ($0.0001 par value per share, 300,000,000 shares authorized, 65,539,737 and 65,539,737 shares issued and outstanding as of December 31, 2020 and June 30, 2020, respectively)	6,554	6,554
Additional paid-in capital	521,987	521,987
Accumulated other comprehensive income	1,718,440	(1,658,741)
Statutory reserves	38,679	38,679
Retained earnings	42,215,242	40,759,507
Total stockholders’ equity	$44,500,902	$39,667,986

Total liabilities and equity	$53,998,767	$48,235,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three Months Ended		For the Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019

REVENUE	$3,089,716	$3,421,988	$5,281,798	$5,475,912

COST OF GOODS SOLD	(1,294,333)	(686,510)	(2,246,113)	(1,195,406)

GROSS PROFIT	1,795,383	2,735,478	3,035,685	4,280,506

OPERATING EXPENSES
Selling, general and administrative expenses	516,959	633,303	717,291	1,000,291
Depreciation and amortization expenses	152,268	150,752	310,140	289,916
Total operating expenses	(669,227)	(784,055)	(1,027,431)	(1,290,207)

INCOME (LOSS) FROM OPERATIONS	1,126,156	1,951,423	2,008,254	2,990,299

OTHER INCOME/(EXPENSES)
Interest income	34,300	31,293	66,403	62,041
Interest expense		-	-	(1)
Other income/(expenses), net	562	1	504	(416)
Bank charges	(233)	(237)	(491)	(362)
Total other income, net	34,629	31,057	66,416	61,262

INCOME/(LOSS) BEFORE INCOME TAXES	1,160,785	1,982,480	2,074,670	3,051,561

Provision for income taxes	(344,742)	(555,896)	(618,935)	(868,403)

NET INCOME (LOSS)	816,043	1,426,584	1,455,735	2,183,158

Foreign currency translation gain (loss)	1,737,361	1,000,316	3,377,181	(492,989)

COMPREHENSIVE INCOME	2,553,404	2,426,900	4,832,916	1,690,169
Basic & diluted earnings per share	$0.0125	$0.0218	$0.0222	$0.0333
Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	65,539,737	65,539,737	65,539,737	65,539,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019
(Unaudited)

	Common Shares		Additional Paid-in	Retained	Statutory	Accumulated Other Comprehensive Income	Total Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Reserve	(loss)	Equity	Interest	Equity

Balance, June 30, 2019	65,539,737	$6,554	$521,987	37,208,897	38,679	(593,654)	37,182,463	-	37,182,463

Net income	-	-	-	2,183,158	-	-	2,183,158	-	2,183,158
Other comprehensive loss - Translation adjustment	-	-	-	-	-	(492,989)	(492,989)	-	(492,989)
Balance, December 31, 2019	65,539,737	$6,554	$521,987	$39,392,055	$38,679	$(1,086,643)	$38,872,632	$-	$38,872,632

Balance, June 30, 2020	65,539,737	$6,554	$521,987	40,759,507	38,679	(1,658,741)	39,667,986	-	39,667,986

Net income	-	-	-	1,455,735	-	-	1,455,735	-	1,455,735

Other comprehensive loss - Translation adjustment	-	-	-	-	-	3,377,181	3,377,181	-	3,377,181
Balance, December 31, 2020	65,539,737	$6,554	$521,987	$42,215,242	$38,679	$1,718,440	$44,500,902	$-	$44,500,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019
(Unaudited)

	Common Shares		Additional Paid-in	Retained	Statutory	Accumulated Other Comprehensive Income	Total Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Reserve	(loss)	Equity	Interest	Equity

Balance, September 30, 2019	65,539,737	$6,554	$521,987	$37,965,471	$38,679	$(2,086,959)	$36,445,732	-	36,445,732

Net income	-	-	-	1,426,584	-	-	1,426,584	-	1,426,584
Other comprehensive loss - Translation adjustment	-	-	-	-	-	1,000,316	1,000,316	-	1,000,316
Balance, December 31, 2019	65,539,737	$6,554	$521,987	$39,392,055	$38,679	$(1,086,643)	$38,872,632	$-	$38,872,632

Balance, September 30, 2020	65,539,737	$6,554	$521,987	$41,399,199	$38,679	$(18,921)	$41,947,498	$-	$41,947,498

Net income	-	-	-	816,043	-	-	816,043	-	816,043

Other comprehensive loss - Translation adjustment	-	-	-	-	-	1,737,361	1,737,361	-	1,737,361
Balance, December 31, 2020	65,539,737	$6,554	$521,987	$42,215,242	$38,679	$1,718,440	$44,500,902	$-	$44,500,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	December 31,	December 31,
	2020	2019
Cash Flows from Operating Activities
Net income	$1,455,735	$2,183,158
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expenses	447,096	389,647
Provisions for doubtful accounts	2,693	(35,925)
Deferred taxes loss/(gain)		(1)
Changes in operating assets and liabilities,
Accounts receivable	(529,591)	(1,253,232)
Other receivables	467	(58)
Inventory	(103,931)	2,447
Advances to suppliers and prepaid expenses	34,603	(186,707)
Accounts payables and accrued expenses	(41,111)	(24,592)
Advances from customers and other payables	7,275	(20,534)
Amounts due to related parties	860,632	332,431
Wages payable	91,340	91,193
Taxes payable	122,276	250,639
Net cash provided by operating activities	2,347,484	1,728,466

Cash Flows from Investing Activities
Purchases of property, plants and equipment	(8,389)	(24,713)
Expenditures in construction in progress	(2,977)	(130,964)
Disposal of property, plant and equipment	-	5,832
Net cash (used in)/provided by investing activities	(11,366)	(149,845)

Cash Flows from Financing Activities
Proceeds from related party debts	-	-
Net cash (used in)/provided by financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	2,257,503	(410,325)

Net increase/(decrease) in cash and cash equivalents	4,593,621	1,168,296

Cash and cash equivalents, beginning balance	36,072,474	35,507,535

Cash and cash equivalents, closing balance	40,666,095	36,675,831

Supplemental cash flow information
Cash paid for income taxes	$568,598	$654,004
Cash paid for interest expenses	$-	$-

Non-cash activities:
Loan from related party for the construction of a facility	$-	$701,623

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

On February 9, 2015, the four parties to the Original Agreement entered into a supplementary agreement (the “Supplementary Agreement”) to modify the terms of the Original Agreement, pursuant to which the Equity Holders and Huimeijia (collectively the “Asset Transferors”) would sell only the 19 drug approval numbers (including the tablet, capsule, powder, mixture, oral liquid, syrup and oral solution under the 19 approval numbers; licenses including the original copies of Business License, Organization Code Certificate, Tax Registration Certificate, Drug Production Permit and GMP Certificate, and other documents and original copies related to the production and operation of the 19 drugs) (the “Assets”) to Xiuzheng Pharmacy. The Equity Holders would have retained their equity interests in Huimeijia, but would have pledged such equity interests to Xiuzheng Pharmacy until the Assets were transferred, at which time the cash consideration would have been paid by the Buyer. Total cash consideration would have been the same as under the Original Agreement, i.e., RMB 8,000,000 (approximately $1,306,186) to the Asset Transferors. In the event that the Assets had failed to be transferred to the Buyer due to the fault of the Asset Transferors, the paid consideration would have been returned to the Buyer with interest accrued. If the failure of the transfer of the Assets were a result of changes in government policy or force majeure, the paid cash consideration would have been returned to the Buyer but without any interest.

On October 12, 2016, the same four parties agreed to rescind the Supplementary Agreement and entered into a new supplementary agreement (the “New Supplementary Agreement”), pursuant to which the four parties agreed to execute the transfer of the equity interests based on the Original Agreement and the Equity Holders agreed to sell their respective equity interests in Huimeijia to Xiuzheng Pharmacy. The transfer of 100% of the equity interests of Huimeijia to the Buyer was for total cash consideration of RMB 8,000,000 (approximately $1,306,186) (the “Purchase Price”) to the Equity Holders. 40% of the Purchase Price was due within 10 business days after the signing of the New Supplementary Agreement; 40% of the Purchase Price was due within 10 business days after the completion of the changes in business registration described in the Original Agreement and Xiuzheng Pharmacy obtaining documents evidencing its ownership on Huimeijia; 15% of the Purchase Price is due within 10 business days after the transfer of all of the Assets is approved by Heilongjiang FDA; and 5% of the Purchase Price is due within 10 business days after all of the Assets have been transferred to Xiuzheng Pharmacy or its designee and Humankind and Mr. Xin Sun have instructed Xiuzheng Pharmacy complete three-batches production of all forms of the drugs included in the Assets. As of the date of this report, 80% of the Purchase Price has been paid, the Company has completed changes in its business registration, and Xiuzheng Pharmacy has obtained a business license issued by the local State Administration of Industry and Commerce in Harbin (“Harbin SAIC”) to Huimeijia, in which the ownership of Huimeijia has been recorded as held by Xiuzheng Pharmacy, with Harbin SAIC and the legal representative (a person that is authorized to take most of the corporate actions on behalf of a company under the corporate laws in China) of Huimeijia has been appointed by the Buyer.

China Health US, China Health HK, Humankind and HLJ Huimeijia are collectively referred herein to as the “Company.”

As of December 31, 2020, the Company’s corporate structure was as follows:

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and Management believes that the disclosures are sufficient so that the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020. These unaudited condensed consolidated financial statements include all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and the results of operations of the Company. All such adjustments are of a normal and recurring nature. The results of operations of the Company for the six months ended December 31, 2020 may not be indicative of results that may be expected for the year ended June 30, 2021.

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

Translation of Foreign Currencies

Humankind, Huimeijia and HLJ Huimeijia maintain their books and accounting records in PRC currency “Renminbi” (“RMB”), which has been determined as the functional currency. The functional currency of China Health HK is the Hong Kong Dollar.

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

As of December 31, 2020 and June 30, 2020, the Company’s uninsured bank balances were mainly maintained at financial institutions located in the PRC and Hong Kong. The uninsured bank balances were $40,666,095 and $36,072,474 as of December 31, 2020 and June 30, 2020, respectively. The Company had no insured bank balances as of December 31, 2020 and June 30, 2020.

Accounts Receivable

Accounts receivable is recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business, but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on Management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. From November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales agents. As of December 31, 2020 and June 30, 2020, the balances of accounts receivable were $5,562,202 and $4,631,861, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts, and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. The Company has determined that an allowance of $76,426 and $68,003 was appropriate as of December 31, 2020 and June 30, 2020, respectively.

Advances to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials or to service providers for services relating to construction plans for its plants, equipment and production lines for GMP upgrading, and records these payments as advances to suppliers. As of December 31, 2020 and June 30, 2020, advances to suppliers amounted to $220,449 and $205,650, respectively.

Inventory

Inventory consists of raw materials, work in progress, and finished goods or manufactured products.

Inventory is stated at the lower of either cost or market value and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other subsidiaries of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor costs and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory, as well as inventory the value of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. The inventory allowance in the amounts of $nil and $nil were provided for as of December 31, 2020 and June 30, 2020, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment”, and FASB ASC Topic 205, “Presentation of Financial Statements”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve Management’s estimates on asset useful life and future cash flows. Actual useful life and cash flows could be different from those estimated by Management, which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. As of December 31, 2020 and June 30, 2020, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other”. Intangible assets deemed to have indefinite life are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve Management’s estimates of asset useful life and future cash flows. Significant judgment of Management is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, the Company could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets, for the six months ended December 31, 2020 and 2019.

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

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by Management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, there was no impairments recorded for construction in progress, for the six months ended December 31, 2020 and 2019.

Revenue Recognition

The Company recognizes revenue at the amount to which it expects to be entitled when control of the products or services is transferred to its customers based on any contract. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products or services are transferred to its customers while performance obligation are completed. For most of the Company’s products net sales, control transfers when products are shipped and transaction price are determined. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when control of the products or services is transferred to its customers that reflects the performance obligations are properly allocated and satisfied with transaction price. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience for the six months ended December 31, 2020 and 2019, respectively.

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

Value Added Tax

The Provisional Regulations of the PRC Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under the regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax (“VAT”) is imposed on goods sold in, or imported into, the PRC and on processing, repair and replacement services provided within the PRC.

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 16% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 16% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. As of December 31, 2020 and June 30, 2020, VAT payables were $122,026 and $92,652, respectively.

Sales-Related Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual aggregate VAT paid by the Company as taxes for the purposes of maintaining and building cities and educational facilities, which fees are included as sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. Sales-related taxes were $55,070 and $74,108 for the six months ended December 31, 2020 and 2019, respectively.

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

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the six months ended December 31, 2020 and 2019, the Company had no potential dilutive common stock equivalents outstanding.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The main objective of the standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In issuing this standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. The standard is applicable to loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, loan commitments and certain other off-balance sheet credit exposures, debt securities (including those held-to-maturity) and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The CECL model does not apply to available-for-sale debt securities. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities. Accordingly, the new methodology will be utilized when assessing the Company’s financial instruments for impairment. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. ASU 2016-13 is effective for years beginning after December 15, 2019, including interim periods within those fiscal years under a modified retrospective approach. Early adoption is permitted for the periods beginning after December 15, 2018. The Company adopted the guidance from July 1, 2020. The Company finalized its analysis and the adoption of this guidance has no material impact on the Company’s consolidated financial statements and its internal controls over financial reporting.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which modifies the disclosure requirements on fair value measurements, including removing the requirement to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels and (3) the valuation processes for Level 3 fair value measurements. ASU 2018-13 also added new disclosures including the requirement to disclose (a) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2019 and early adoption is permitted. This standard will only impact the disclosures pertaining to fair value measurements. The Company adopted the guidance from July 1, 2020. The Company finalized its analysis and the adoption of this guidance has no material impact on the Company’s consolidated financial statements and its internal controls over financial reporting.

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable was $5,562,202 and $4,631,861, net of allowances for doubtful accounts amounting to $76,426 and $68,003, as of December 31, 2020 and June 30, 2020, respectively.

NOTE 4 - INVENTORY

Inventory consisted of following:

	December 31,	June 30,
	2020	2020
Raw Materials	$310,808	$278,189
Supplies and Packing Materials	123,887	104,992
Work-in-Progress	176,969	78,132
Finished Goods	370,400	346,038
Total	$982,064	$807,351

The inventory allowance in the amounts of $nil and $nil was provided for as of December 31, 2020 and June 30, 2020, respectively.

NOTE 5 - CONSTRUCTION IN PROGRESS

Construction in progress from the continuing operations of the Company consisted of the following:

	December 31,	June 30,
	2020	2020
Plant - HLJ Huimeijia	$553,498	$511,664
Factory Maintenance - Humankind	-	-
Total	$553,498	$511,664

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for construction of the HLJ Huimeijia plant. The estimated total cost of construction was approximately $1.86 million (RMB 12,800,000). As of December 31, 2020, 78% of construction has been completed, $1,446,210 (RMB 9,682,478) has been recorded as costs of construction in progress and construction in progress at an amount of $892,712 (RMB 6,356,767) has been completed and converted into property, plant and equipment.

NOTE 6 - PROPERTY, PLANTS AND EQUIPMENT

Property, plants and equipment consisted of the following:

	December 31,	June 30,
	2020	2020
Building, Warehouses and Improvements	$4,051,187	$3,741,542
Machinery and Equipment	1,881,058	1,729,239
Office Equipment	80,439	74,291
Vehicles	223,587	206,497
Others	988,205	912,674
Less: Accumulated Depreciation	(3,451,338)	(2,986,445)
Total	$3,773,138	$3,677,798

Depreciation expenses was $209,731 and $160,788 for the six months ended December 31, 2020 and 2019, respectively. Depreciation expenses charged to operations was $72,775 and $61,057 for the six months ended December 31, 2020 and 2019, respectively. Depreciation expenses charged to cost of goods sold was $136,956 and $99,731 for the six months ended December 31, 2020 and 2019, respectively.

NOTE 7 - INTANGIBLE ASSETS

The following is a summary of intangible assets from the continuing operations of the Company:

	December 31, 2020	June 30, 2020
Land Use Rights – Humankind	$971,339	$897,096
Health Supplement Product Patents – Humankind	4,597,701	4,246,285
Pharmaceutical Patents - HLJ Huimeijia	400,639	370,017
Land Use Rights - HLJ Huimeijia	664,381	613,600
Less: Accumulated Amortization	(4,444,699)	(3,877,384)
Total	$2,189,361	$2,249,614

All land in the PRC belongs to the government of the PRC. Enterprises and individuals can pay the PRC government a fee to obtain the right to use a piece of land for commercial purposes or residential purposes for an initial period of 50 years or 70 years. These land use rights can be sold, purchased, and exchanged in the market. The successive owner of the land use right will have the right to use the land for the time remaining on the initial period. The patents have amortized life of 10 years.

Amortization expenses were $237,365 and $228,859 for the six months ended December 31, 2020 and 2019, respectively.

NOTE 8 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun, consisted of the following:

	December 31, 2020	June 30, 2020
Mr. Xin Sun	$7,863,748	$7,226,764
Mr. Kai Sun	35,838	33,098
Total	$7,899,586	$7,259,862

These loans are unsecured, non-interest bearing, and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun is a PRC citizen and a family member of Mr. Xin Sun, the CEO of the Company.

NOTE 9 - INCOME TAXES

(a) Corporate income taxes

United States

China Health US was organized in the United States. China Health US had no taxable income for US income tax purposes for the six months ended December 31, 2020 and 2019. As of December 31, 2020, China Health US had a net operating loss carry forward for United States income tax purposes. Net operating loss carry forwards are available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and the continued losses of its US entity. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the six months ended December 31, 2020 and 2019. Management reviews this valuation allowance periodically and makes adjustments accordingly.

Hong Kong

China Health HK was incorporated in Hong Kong and is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for income taxes have been made because China Health HK has no taxable income in Hong Kong.

People’s Republic of China

Under the EIT Law, the standard EIT rate is 25%. The PRC subsidiaries of the Company are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

The provision for income taxes of the Company consisted of the following for the six months ended December 31, 2020 and 2019:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Current provision:
USA	$-	$-	$-	$-
PRC	344,742	555,896	618,935	868,403
Total current provision	344,742	555,896	618,935	868,403
Deferred provision:	-	-	-	-
USA	-	-	-	-
PRC	-	-	-	-
Total deferred provision	-	-	-	-
Total provision for income taxes	$344,742	$555,896	$618,935	$868,403

Significant components of deferred tax assets of the Company were as follows:

	December 31,	June 30,
	2020	2020
Deferred tax assets
Net operating loss carry forward	$1,156,708	$1,075,533
Allowances for doubtful accounts	19,107	17,001
Valuation allowance	(1,169,529)	(1,086,728)
Total	$6,286	$5,806

(b) Uncertain tax positions

There were no unrecognized tax benefits as of December 31, 2020 and June 30, 2020. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the six months ended December 31, 2020 and 2019, the Company did not incur any interest or penalties arising from its tax payments.

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

For the six months ended December 31, 2020 and 2019, the Company did not have potential dilutive shares. The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

Net income/(loss) attributable to China Health Industries Holdings	$816,043	$1,426,584	$1,455,735	$2,183,158

Net income/(loss) per share:
Basic & diluted	$0.0125	$0.0218	$0.0222	0.0333
Weighted average shares outstanding:
Basic & diluted	65,539,737	65,539,737	65,539,737	65,539,737

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

The Company had no rental commitment as of December 31, 2020.

NOTE 12 - MAJOR SUPPLIERS AND CUSTOMERS

For the six months ended December 31, 2020, the Company had three suppliers that in the aggregate accounted for 78% of the Company’s purchases, with each supplier accounting for 39%, 22%, and 17%, respectively.

For the six months ended December 31, 2019, the Company had three suppliers that in the aggregate accounted for 75% of the Company’s purchases, with each supplier accounting for 35%, 20%, and 20%, respectively.

For the six months ended December 31, 2020, the Company had six customers that in the aggregate accounted for 89% of the Company’s total sales, with each customer accounting for 22%, 18%, 16%, 12%, 12%, and 9%, respectively.

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

The following tables present summary information by segment for the three and six months ended December 31, 2020 and 2019, respectively:

	For the Three Months Ended December 31, 2020				For the Three Months Ended December 31, 2019
	HLJ				HLJ
	Huimeijia	Humankind	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$1,217	$3,088,499	$-	$3,089,716	$8,894	$3,413,094	$-	$3,421,988
Cost of revenues	4,330	1,290,003	-	1,294,333	4,528	681,982	-	686,510
Gross profit (loss)	(3,113)	1,798,496	-	1,795,383	4,366	2,731,112	-	2,735,478
Interest income(expense)	2	34,296	2	34,300	-	-	-	-
Depreciation and amortization	15,458	136,810	-	152,268	21,451	129,301	-	150,752
Income tax	-	344,742	-	344,742	-	555,896	-	555,896
Net income (loss)	(65,131)	1,061,740	(180,566)	816,043	(163,903)	1,667,687	(77,200)	1,426,584
Total capital expenditures	11,221	-	-	11,221	1	22,435	-	22,436
Total assets	$3,514,254	$51,798,441	$(1,313,928)	$53,998,767	$3,530,191	$45,384,617	$(931,560)	$47,983,248

	For the Six Months Ended December 31, 2020				For the Six Months Ended December 31, 2019
	HLJ				HLJ
	Huimeijia	Humankind	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$13,214	$5,268,584	$-	$5,281,798	$35,829	$5,440,083	$-	$5,475,912
Cost of revenues	53,660	2,192,453	-	2,246,113	39,536	1,155,870	-	1,195,406
Gross profit	(40,446)	3,076,131	-	3,035,685	(3,707)	4,284,213	-	4,280,506
Interest income(expense)	4	66,395	4	66,403	-	-	(3)	(3)
Depreciation and amortization	41,919	268,221		310,140	30,772	259,144	-	289,916
Income tax		618,935		618,935		(868,403)	-	(868,403
Net income (loss)	(171,946)	1,809,591	(181,910)	1,455,735	(262,198)	2,605,207	(159,851)	2,183,158
Total capital expenditures	11,366	-	-	11,366	572	130,964	-	131,536
Total assets	$3,514,254	$51,798,441	$(1,313,928)	$53,998,767	$3,530,191	$45,384,617	$(931,560)	$47,983,248

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

We have developed the following products that are derived from hemp and obtained business license to manufacture and sell these products. We began to sell these products since May 2018. Hemp Oil, Hemp Protein Powder, Hemp Polypeptide and Collagen Peptide are sold through Humankind, Other cosmetics are sold through HLJ Huimeijia. The revenue of the Hemp Oil, Hemp Protein Powder, Hemp Polypeptide and Collagen Peptide accounted for 99.75% and 93.35% for the six-month periods ended December 31, 2020 and 2019, respectively.

Serial No.	Name
1	Hemp Oil
2	Hemp Protein Powder
3	Hemp Polypeptide
4	Collagen Peptide
5	Natural Hemp Essence Repair Lotion
6	Natural Hemp Revitalizing Essence
7	Natural Hemp Anit-aging Brightening Eye Cream
8	Natural Hemp Frozen Age Nourishing Cream

Our business is conducted through our sales agents and sales personnel. We sell our products directly to end customers through our own sales personnel as well as our sales agents, operating primarily in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing and Gansu, where most of our revenues are generated. Sales by agents in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing, and Gansu provinces accounted for 22%, 18%, 16%, 12%, 12%, and 9% of our total sales, respectively, for the six months ended December 31, 2020. Although we do not currently sell our products online, we expect to do so in the future.

Results of Operations

Three months ended December 31, 2020 compared to the three months ended December 31, 2019

The following table summarizes the top lines of the results of our operations for the three months ended December 31, 2020 and 2019, respectively:

	December 31,	December 31,
	2020	2019	Variance	%
Revenues	$3,089,716	$3,421,988	$(332,272)	(9.71)%
Humankind	3,088,499	3,413,094	(324,595)	(9.51)%
HLJ Huimeijia	1,217	8,894	(7,677)	(86.32)%
Cost of Goods Sold	$1,294,333	$686,510	$607,823	88.54%
Humankind	1,290,003	681,982	608,021	89.15%
HLJ Huimeijia	4,330	4,528	(198)	(4.37)%
Gross Profit	$1,795,383	$2,735,478	$(940,095)	(34.37)%
Humankind	1,798,496	2,731,112	(932,616)	(34.15)%
HLJ Huimeijia	(3,113)	4,366	(7,479)	(171.30)%

Revenue

Total revenues decreased by $332,272 or 9.71% for the three months ended December 31, 2020, as compared to the same period in 2019. The decrease in revenues was primarily due to a decrease of $324,595 or 9.51% in Humankind’s revenues, and a decrease of $7,677 in HLJ Huimeijia’s revenues for the three months ended December 31, 2020 as compared to the same period in 2019. The decrease in Humankind’s sales revenues was primarily due to the discounts we offered on our major products, while the sales volume increased compared to the same period in 2019. The decrease in HLJ Huimeijia’s sales revenues was primarily due to the outbreak of COVID-19 pandemic, which resulted in the cease of production of HLJ Huimeijia.

Our total cost of goods sold increased by $607,823 or 88.54% for the three months ended December 31, 2020 as compared to the same period in 2019. This increase was mainly due to the increase in sales volume caused by the discounts and promotions we offered during this period, while unit cost remained and the total cost of goods sold increased.

Our gross margin decreased by $940,095 or 34.37% for the three months ended December 31, 2020 as compared to the same period in 2019. The decrease in gross profit was primarily due to the discounts we offered on our major products, which led to a decrease in the sales unit price while the unit cost remained unchanged.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product lines for the three months ended December 31, 2020 and 2019 respectively:

	December 31, 2020			December 31, 2019
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Hemp Oil	51,329	$1,070,558	34.29%	35,948	$1,474,698	42.24%
Collagen Peptide	26,545	332,184	10.64%	25,885	730,237	20.92%
Hemp Polypeptide	45,876	958,210	30.70%	22,165	1,107,209	31.72%
Hemp Protein Powder	60,773	759,458	24.33%	13,306	175,059	5.01%
HLJ Huimeijia
Muskiness Bone Strengthener Paste	1,480	336	0.01%	3,309	1,293	0.04%
Dampness dispelling pain ointment	975	296	0.01%	3,222	999	0.03%
Refining Cream dogskin	800	146	0.01%	1,530	402	0.01%
Indometacin and Furazolidone Suppositories	1,645	438	0.01%	3,551	871	0.02%
ShangBiTongDing	-	-	-%	40	147	0.01%
Total	189,423	$3,121,626	100.00%	108,956	$3,490,915	100.00%

Operating Expenses

The following table summarizes our operating expenses for the three months ended December 31, 2020 and 2019, respectively:

	December 31, 2020	December 31, 2019	Variance	%
Operating Expenses
Selling, general and administrative	$516,959	$633,303	$(116,344)	(18.37)%
Depreciation and amortization	152,268	150,752	1,516	1.01%
Total Operating Expenses	$669,227	$784,055	$(114,828)	(14.65)%

Total operating expenses for the three months ended December 31, 2020 were $114,828 or 14.65% lower than those in the corresponding period in 2019. The decrease in operating expenses was primarily attributable to decrease of $116,344 or 18.37% in selling, general and administrative expenses. The decrease in selling, general and administrative expenses was mainly due to lower staff cost.

Interest Income and Interest Expense

Interest income was $34,300 for the three months ended December 31, 2020, as compared to $31,293 for the three months ended December 31, 2019. This increase of $3,007, or 10%, was mainly due to the increased average balance of bank deposits compared with the same period of 2020.

Interest expense was $nil for the three months ended December 31, 2020 and for the three months ended December 31, 2019.

Income Taxes

Income taxes decreased by $211,154, or 38%, from $555,896 for the three months ended December 31, 2019 to $344,742 for the three months ended December 31, 2020. The decrease in income taxes was mainly due to the decrease of the Company’s gross profit in the amount of $940,095, from the gross profit of $2,735,478 for the three months ended December 31, 2019 to the gross profit of $1,795,383 for the three months ended December 31, 2020.

Net Income and Net Income Per Share

Net Income was $816,043 for the three months ended December 31, 2020, as compared to $1,426,584 for the three months ended December 31, 2019. This decrease of $610,541 in net income was primarily attributable to a decrease of gross margin. Revenue section mentioned the gross profit decreased due to the discounts we offered on our major products with the unchanged unit cost. The decrease of gross profits further caused the decrease in the net income.

Net Income per share was $0.0125 for the three months ended December 31, 2020 and $0.0218 for the three months ended December 31, 2019, respectively. This decrease was primarily a result of the aforementioned decrease in net profit.

Six months ended December 31, 2020 compared to the six months ended December 31, 2019

The following table summarizes the top lines of the results of our operations for the six months ended December 31, 2020 and 2019, respectively:

	December 31,	December 31,
	2020	2019	Variance	%
Revenues	$5,281,798	$5,475,912	$(194,114)	(3.54)%
Humankind	5,268,584	5,440,083	(171,499)	(3.15)%
HLJ Huimeijia	13,214	35,829	(22,615)	(63.12)%
Cost of Goods Sold	$2,246,113	$1,195,406	$1,050,707	87.90%
Humankind	2,192,453	1,155,870	1,036,583	89.68%
HLJ Huimeijia	53,660	39,536	14,124	35.72%
Gross Profit	$3,035,685	$4,280,506	$(1,244,821)	(29.08)%
Humankind	3,076,131	4,284,213	(1,208,082)	(28.20)%
HLJ Huimeijia	(40,446)	(3,707)	(36,739)	991.07%

Revenue

Total revenues decreased by $194,114 or 3.54% for the six months ended December 31, 2020, as compared to the same period in 2019. The decrease in revenues was primarily caused by a decrease of $171,499 or 3.15% in Humankind’s revenues, and a decrease of $22,615 in HLJ Huimeijia’s revenues for the six months ended December 31, 2020 as compared to the same period in 2019. The decrease in Humankind’s sales revenues was primarily due to discounts we offered on our major products while the sales volume increased compared to the same period in 2019.

Our total cost of goods sold increased by $1,050,707 or 87.90% for the six months ended December 31, 2020 as compared to the same period in 2019. This increase was mainly due to the increase in sales volume caused by the discounts and promotions we offered during this period, while unit cost remained and the total cost of goods sold increased.

Our gross margin decreased by $1,244,821 or 29.08% for the six months ended December 31, 2020 as compared to the same period in 2019. The decrease in gross profit was primarily due to the discounts we offered on our major products, which led to a decrease in the sales unit price while the unit cost remained unchanged.

Sales by Product Line

The following table summarizes the breakdown of our sales by major product lines for the six months ended December 31, 2020 and 2019 respectively:

	December 31, 2020			December 31, 2019
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Hemp Oil	89,333	1,829,053	34.27%	57,501	2,337,103	42.16%
Collagen Peptide	45,677	561,326	10.52%	44,927	1,253,654	22.61%
Hemp Polypeptide	82,952	1,698,239	31.82%	32,543	1,328,057	23.95%
Hemp Protein Powder	100,480	1,235,037	23.14%	21,261	595,377	10.74%
HLJ Huimeijia
Muskiness Bone Strengthener Paste	39,481	5,326	0.10%	34,533	8,398	0.15%
Dampness dispelling pain ointment	19,638	2,735	0.05%	33,059	7,700	0.14%
Refining Cream dogskin	15,850	2,120	0.04%	17,103	4,554	0.08%
Indometacin and Furazolidone Suppositories	21,335	3,033	0.06%	37,906	2,455	0.04%
ShangBiTongDing	-	-	-	519	611	0.01%
Enema Glycerini and Essence repair liquid	-	-	-	2,580	6,930	0.12%
Total	414,746	$5,336,869	100.00%	281,932	$5,544,839	100.00%

Operating Expenses

The following table summarizes our operating expenses for the six months ended December 31, 2020 and 2019, respectively:

	December 31, 2020	December 31, 2019	Variance	%
Operating Expenses
Selling, general and administrative	$717,291	$1,000,291	$(283,000)	(28.29)%
Depreciation and amortization	310,140	289,916	20,224	6.98%
Total Operating Expenses	$1,027,431	$1,290,207	$(262,776)	(20.37)%

Total operating expenses for the six months ended December 31, 2020 were $262,776 or 20.37% lower than those in the corresponding period in 2019. The decrease in operating expenses was primarily attributable to decrease of $283,000 or 28.29% in selling, general and administrative expenses. The decrease in selling, general and administrative expenses was mainly due to the lower staff cost.

Interest Income and Interest Expense

Interest income was $66,403 for the six months ended December 31, 2020, as compared to $62,041 for the six months ended December 31, 2019. This increase of $4,362, or 7%, was mainly due to the increased average balance of bank deposits compared with the same period of 2020.

Interest expense was $nil for the six months ended December 31, 2020 and for the six months ended December 31, 2019.

Income Taxes

Income taxes decreased by $249,468, or 29%, from $868,403 for the six months ended December 31, 2019 to $618,935 for the six months ended December 31, 2020. The decrease in income taxes was mainly due to the decrease of the Company’s gross profit in the amount of $1,244,821, from the gross profit of $4,280,506 for the six months ended December 31, 2019 to the gross profit of $3,035,685 for the six months ended December 31, 2020.

Net Income and Net Income Per Share

Net income was $1,455,735 for the six months ended December 31, 2020, as compared to $2,183,158 for the six months ended December 31, 2019. This decrease of $727,423 in net income was primarily attributable to a decrease of gross margin. Revenue section mentioned the gross profit decreased due to the discounts we offered on our major products with the unchanged unit cost. The decrease of gross profits further caused the decrease in the net income.

Net income per share was $0.0222 for the six months ended December 31, 2020 and $0. 0.0333 for the six months ended December 31, 2019, respectively. This decrease was primarily a result of the aforementioned decrease in net profit.

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

The following table summarizes our cash and cash equivalents positions, our working capital, and our cash flow activities as of December 31, 2020 and June 30, 2020 and for the six months ended December 31, 2020 and 2019:

	December 31, 2020	June 30, 2020
Cash and cash equivalents	$40,666,095	$36,072,474
Working capital	$37,978,619	$33,223,104
Inventories	$982,064	$807,351

	For the Six Months ended December 31,,
	2020	2019
Cash provided by (used in):
Operating activities	$2,462,504	$1,728,466
Investing activities	$(11,366)	$(149,845)
Financing activities	$-	$-

For the six months ended December 31, 2020, our net increase in cash and cash equivalents totaled $ 4,593,621, which total was comprised of net cash provided by operating activities in the amount of $2,462,504, net cash used in investing activities in the amount of $11,366 and the effect of prevailing exchange rates on our cash position of $2,142,483.

For the six months ended December 31, 2019, our net increase in cash and cash equivalents totaled $1,168,296, which was comprised of net cash provided by operating activities in the amount of $1,728,466, net cash used in investing activities in the amount of $149,845 and the effect of the prevailing exchange rates on our cash position of $410,325.

Our working capital at December 31, 2020 was $37,978,619, compared to working capital of $33,223,104 at June 30, 2020. This increase of $4,755,515 or 14% was primarily attributable to the increase of cash and cash equivalents in the amount of $4,593,621.

Net cash provided by operating activities was $2,462,504 for the six months ended December 31, 2020, primarily attributable to net income in the amount of $1,455,735 and a decrease of accounts receivable in the amount of $529,591. The positive effect of exchange rate changes on cash and cash equivalents in the amount of $2,142,483 for the six months ended December 31, 2020 was mainly a result of the effect of the valuation of the RMB against the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 7.0650 to 1 and 6.5250 to 1 as of June 30, 2020 and December 31, 2020, respectively, and the average exchange rate from USD to RMB was 6.7741 for the six months ended December 31, 2020.

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

Related Party Debts

We had related party debts in the amount of $7,899,586 as of December 31, 2020, as compared to $7,259,862 as of June 30, 2020, an increase of $639,724 or 9%. Our related party debts mainly consist of a loan from Mr. Xin Sun, the CEO of the Company. The loan is unsecured, non-interest bearing, and has no fixed terms of repayment. There was no written agreement for the loan. See Note 8.

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

There have been no material changes during the three months ended December 31, 2020 in the Company’s significant accounting policies to those previously disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2020.

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

At the conclusion of the period ended December 31, 2020, the Company carried out an evaluation, under the supervision and with the participation of Management, including the Company’s principal executive and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Company’s principal executive and principal financial officer concluded that, due to the material weakness in the Company’s internal controls over financial reporting as discussed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2020, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Changes in Internal Controls over Financial Reporting

No changes in the Company’s internal controls over financial reporting have come to Management’s attention during the quarter ended December 31, 2020 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

/s/ Xin Sun
By:	Xin Sun
Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Date:	February 10, 2021

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document