Form 10-Q
period 2021-03-31
China Health Industries Holdings, Inc.
filed 2021-05-14
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

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

As of May 14, 2021, there were 65,539,737 shares of common stock, $0.0001 par value per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2021	June 30, 2020
ASSETS

Current assets
Cash and cash equivalents	$41,116,145	$36,072,474
Accounts receivable, net	4,873,823	4,631,861
Inventory	952,042	807,351
Other receivables, net	38,770	32,255
Advances to suppliers	215,135	205,650
Prepayments	16,383	41,505
Total current assets	$47,212,298	$41,791,096

Property, plants and equipment, net	3,661,448	3,677,798
Intangible assets, net	2,057,696	2,249,614
Construction in progress	551,234	511,664
Prepayments – Non-Current	-	-
Deferred tax assets	6,260	5,806
Total assets	$53,488,936	$48,235,978

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued expenses	$399,007	$406,228
Other payables	75,000	63,271
Advances from customers	148,317	137,543
Related party debts	7,927,301	7,259,862
Wages payable	264,515	275,982
Taxes payable	274,766	425,106
Total current liabilities	$9,088,906	$8,567,992

Equity
Common stock, ($0.0001 par value per share, 300,000,000 shares authorized, 65,539,737 and 65,539,737 shares issued and outstanding as of March 31, 2021 and June 30, 2020, respectively)	6,554	6,554
Additional paid-in capital	521,987	521,987
Accumulated other comprehensive income	1,515,536	(1,658,741)
Statutory reserves	38,679	38,679
Retained earnings	42,317,274	40,759,507
Total stockholders’ equity	$44,400,030	$39,667,986

Total liabilities and equity	$53,488,936	$48,235,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three Months		For the Nine Months
	Ended		Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020

REVENUE	$778,675	$2,423,720	$6,060,473	$7,899,632

COST OF GOODS SOLD	(292,316)	(566,692)	(2,538,429)	(1,762,098)

GROSS PROFIT	486,359	1,857,028	3,522,044	6,137,534

OPERATING EXPENSES
Selling, general and administrative expenses	166,236	389,009	883,527	1,389,300
Depreciation and amortization expenses	155,627	145,817	465,767	435,733
Total operating expenses	(321,863)	(534,826)	(1,349,294)	(1,825,033)

INCOME (LOSS) FROM OPERATIONS	164,496	1,322,202	2,172,750	4,312,501

OTHER INCOME/(EXPENSES)
Interest income	35,687	31,801	102,090	93,842
Interest expense	-	-	-	(1)
Other income/(expenses), net	7	(1)	511	(417)
Bank charges	(155)	(186)	(646)	(548)
Total other income, net	35,539	31,614	101,955	92,876

INCOME/(LOSS) BEFORE INCOME TAXES	200,035	1,353,816	2,274,705	4,405,377

Provision for income taxes	(98,003)	(361,094)	(716,938)	(1,229,497)

NET INCOME (LOSS)	102,032	992,722	1,557,767	3,175,880

Foreign currency translation gain (loss)	(202,904)	(677,194)	3,174,277	(1,170,183)

COMPREHENSIVE INCOME	(100,872)	315,528	4,732,044	2,005,697
Basic & diluted earnings per share	$0.0016	$0.0151	$0.0238	$0.0485
Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	65,539,737	65,539,737	65,539,737	65,539,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited)

	Common Shares		Additional Paid-in	Retained	Statutory	Accumulated Other Comprehensive	Total Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Reserve	Income (loss)	Equity	Interest	Equity

Balance, June 30, 2019	65,539,737	$6,554	$521,987	37,208,897	38,679	(593,654)	37,182,463	-	37,182,463

Net income	-	-	-	3,175,880	-	-	3,175,880	-	3,175,880
Other comprehensive loss - Translation adjustment	-	-	-	-	-	(1,170,183)	(1,170,183)	-	(1,170,183)
Balance, March 31, 2020	65,539,737	$6,554	$521,987	$40,384,777	$38,679	$(1,763,837)	$39,188,160	$-	$39,188,160

Balance, June 30, 2020	65,539,737	$6,554	$521,987	40,759,507	38,679	(1,658,741)	39,667,986	-	39,667,986

Net income	-	-	-	1,557,767	-	-	1,557,767	-	1,557,767

Other comprehensive loss - Translation adjustment	-	-	-	-	-	3,174,277	3,174,277	-	3,174,277
Balance, March 31, 2021	65,539,737	$6,554	$521,987	$42,317,274	$38,679	$1,515,536	$44,400,030	$-	$44,400,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED March 31, 2021 AND 2020
(Unaudited)

	Common Shares		Additional Paid-in	Retained	Statutory	Accumulated Other Comprehensive	Total Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Reserve	Income (loss)	Equity	Interest	Equity

Balance, December 31,2019	65,539,737	$6,554	$521,987	$39,392,055	$38,679	$(1,086,643)	$38,872,632	-	38,872,632

Net income	-	-	-	992,722	-	-	992,722	-	992,722
Other comprehensive loss - Translation adjustment	-	-	-	-	-	(677,194)	(677,194)	-	(677,194)
Balance, March 31, 2020	65,539,737	$6,554	$521,987	$40,384,777	$38,679	$(1,763,837)	$39,188,160	$-	$39,188,160

Balance, December 31, 2020	65,539,737	$6,554	$521,987	$42,215,242	$38,679	$1,718,440	$44,500,902	$-	$44,500,902

Net income	-	-	-	102,032	-	-	102,032	-	102,032

Other comprehensive loss - Translation adjustment	-	-	-	-	-	(202,904)	(202,904)	-	(202,904)
Balance, March 31, 2021	65,539,737	$6,554	$521,987	$42,317,274	$38,679	$1,515,536	$44,400,030	$-	$44,400,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	March 31,	March 31,
	2021	2020
Cash Flows from Operating Activities
Net income	$1,557,767	$3,175,880
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expenses	784,945	568,074
Provisions for doubtful accounts	(550)	(35,936)
Deferred taxes loss/(gain)		(1)
Changes in operating assets and liabilities,
Accounts receivable	119,103	(1,656,659)
Other receivables	(3,914)	(3,642)
Inventory	(79,904)	(9,356)
Advances to suppliers and prepaid expenses	34,331	(173,894)
Accounts payables and accrued expenses	(38,137)	(88,458)
Advances from customers and other payables	6,780	(16,074)
Amounts due to related parties	918,910	478,665
Wages payable	(32,455)	19,014
Taxes payable	(177,088)	(3,845)
Net cash provided by operating activities	3,089,788	2,253,768

Cash Flows from Investing Activities
Purchases of property, plants and equipment	(8,509)	(24,773)
Expenditures in construction in progress	(5,031)	(133,436)
Disposal of property, plant and equipment	-	5,846
Net cash (used in)/provided by investing activities	(13,540)	(152,363)

Cash Flows from Financing Activities
Proceeds from related party debts	-	-
Net cash (used in)/provided by financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	1,967,423	(1,015,331)

Net increase/(decrease) in cash and cash equivalents	5,043,671	1,086,074

Cash and cash equivalents, beginning balance	36,072,474	35,507,535

Cash and cash equivalents, closing balance	41,116,145	36,593,609

Supplemental cash flow information
Cash paid for income taxes	$876,004	$1,226,331
Cash paid for interest expenses	$-	$-

Non-cash activities:
Loan from related party for the construction of a facility	$613,583	$729,669

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

On November 22, 2013, Humankind completed the acquisition of Heilongjiang Huimeijia Pharmaceutical Co., Ltd. (“HLJ Huimeijia”) for a total purchase price of $16,339,869 (RMB100,000,000). HLJ Huimeijia was founded on October 30, 2003, and is engaged in the manufacturing and distribution of tincture, ointments, rubber paste (including hormones), topical solution, suppositories, liniment (including traditional Chinese medicine extractions), enemas and oral liquids. HLJ Huimeijia’s predecessor is Heilongjiang Xue Du Pharmaceutical Co., Ltd., which has established its brand name in the market through its supply of high quality medical products. HLJ Huimeijia is categorized as a “high and new technology” enterprise by the Science Technology Department in Heilongjiang Province. HLJ Huimeijia has 21 products which have been approved by, and have received approval numbers issued by, National Medical Products Administration, or NPMA (formerly known as the China Food and Drug Administration, or the CFDA). In addition, HLJ Huimeijia is the holder of one patent for utility models, five patents for external design and three trademarks in China, including the Chinese brand name of “Xue Du” which has an established reputation among customers in northeastern China.

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

As of March 31, 2021, the Company’s corporate structure was as follows:

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and Management believes that the disclosures are sufficient so that the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020. These unaudited condensed consolidated financial statements include all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and the results of operations of the Company. All such adjustments are of a normal and recurring nature. The results of operations of the Company for the nine months ended March 31, 2021 may not be indicative of results that may be expected for the year ended June 30, 2021.

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

As of March 31, 2021 and June 30, 2020, the Company’s uninsured bank balances were mainly maintained at financial institutions located in the PRC and Hong Kong. The uninsured bank balances were $41,116,145 and $36,072,474 as of March 31, 2021 and June 30, 2020, respectively. The Company had no insured bank balances as of March 31, 2021 and June 30, 2020.

Accounts Receivable

Accounts receivable is recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business, but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on Management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. From November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales agents. As of March 31, 2021 and June 30, 2020, the balances of accounts receivable were $4,873,823 and $4,631,861, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts, and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. The Company has determined that an allowance of $72,769 and $68,003 was appropriate as of March 31, 2021 and June 30, 2020, respectively.

Advances to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials or to service providers for services relating to construction plans for its plants, equipment and production lines for GMP upgrading, and records these payments as advances to suppliers. As of March 31, 2021 and June 30, 2020, advances to suppliers amounted to $215,135 and $205,650, respectively.

Inventory

Inventory consists of raw materials, work in progress, and finished goods or manufactured products.

Inventory is stated at the lower of either cost or market value and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other subsidiaries of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor costs and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory, as well as inventory the value of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. The inventory allowance in the amounts of $nil and $nil were provided for as of March 31, 2021 and June 30, 2020, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment”, and FASB ASC Topic 205, “Presentation of Financial Statements”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve Management’s estimates on asset useful life and future cash flows. Actual useful life and cash flows could be different from those estimated by Management, which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. As of March 31, 2021 and June 30, 2020, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other”. Intangible assets deemed to have indefinite life are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve Management’s estimates of asset useful life and future cash flows. Significant judgment of Management is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, the Company could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets, for the nine months ended March 31, 2021 and 2020.

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

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by Management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, there was no impairments recorded for construction in progress, for the nine months ended March 31, 2021 and 2020.

Revenue Recognition

The Company recognizes revenue at the amount to which it expects to be entitled when control of the products or services is transferred to its customers based on any contract. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products or services are transferred to its customers while performance obligation are completed. For most of the Company’s products net sales, control transfers when products are shipped and transaction price are determined. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when control of the products or services is transferred to its customers that reflects the performance obligations are properly allocated and satisfied with transaction price. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience for the nine months ended March 31, 2021 and 2020, respectively.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 16% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 16% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. As of March 31, 2021 and June 30, 2020, VAT payables were $53,049 and $92,652, respectively.

Sales-Related Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual aggregate VAT paid by the Company as taxes for the purposes of maintaining and building cities and educational facilities, which fees are included as sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. Sales-related taxes were $64,867 and $105,600 for the nine months ended March 31, 2021 and 2020, respectively.

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

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the nine months ended March 31, 2021 and 2020, the Company had no potential dilutive common stock equivalents outstanding.

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes” (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 will simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company does not expect that the requirements of ASU 2019-12 will have a material impact on its consolidated financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable was $4,873,823 and $4,631,861, net of allowances for doubtful accounts amounting to $72,769 and $68,003, as of March 31, 2021 and June 30, 2020, respectively.

NOTE 4 - INVENTORY

Inventory consisted of following:

	March 31,	June 30,
	2021	2020
Raw Materials	$266,393	$278,189
Supplies and Packing Materials	100,916	104,992
Work-in-Progress	226,850	78,132
Finished Goods	357,883	346,038
Total	$952,042	$807,351

The inventory allowance in the amounts of $nil and $nil was provided for as of March 31, 2021 and June 30, 2020, respectively.

NOTE 5 - CONSTRUCTION IN PROGRESS

Construction in progress from the continuing operations of the Company consisted of the following:

	March 31,	June 30,
	2021	2020
Plant - HLJ Huimeijia	$551,234	$511,664
Factory Maintenance - Humankind	-	-
Total	$551,234	$511,664

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for construction of the HLJ Huimeijia plant. The estimated total cost of construction was approximately $1.86 million (RMB 12,800,000). As of March 31, 2021, 78% of construction has been completed, $1,449,229 (RMB 9,702,644) has been recorded as costs of construction in progress and construction in progress at an amount of $892,712 (RMB 6,356,767) has been completed and converted into property, plant and equipment.

NOTE 6 - PROPERTY, PLANTS AND EQUIPMENT

Property, plants and equipment consisted of the following:

	March 31,	June 30,
	2021	2020
Building, Warehouses and Improvements	$4,034,616	$3,741,542
Machinery and Equipment	1,873,364	1,729,239
Office Equipment	80,110	74,291
Vehicles	222,672	206,497
Others	984,163	912,674
Less: Accumulated Depreciation	(3,533,477)	(2,986,445)
Total	$3,661,448	$3,677,798

Depreciation expenses was $423,813 and $254,553 for the nine months ended March 31, 2021 and 2020, respectively. Depreciation expenses charged to operations was $104,635 and $94,770 for the nine months ended March 31, 2021 and 2020, respectively. Depreciation expenses charged to cost of goods sold was $319,178 and $159,783 for the nine months ended March 31, 2021 and 2020, respectively.

NOTE 7 - INTANGIBLE ASSETS

The following is a summary of intangible assets from the continuing operations of the Company:

	March 31, 2021	June 30, 2020
Land Use Rights – Humankind	$967,365	$897,096
Health Supplement Product Patents – Humankind	4,578,896	4,246,285
Pharmaceutical Patents - HLJ Huimeijia	399,000	370,017
Land Use Rights - HLJ Huimeijia	661,663	613,600
Less: Accumulated Amortization	(4,549,228)	(3,877,384)
Total	$2,057,696	$2,249,614

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

Amortization expenses were $361,132 and $340,963 for the nine months ended March 31, 2021 and 2020, respectively.

NOTE 8 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun, consisted of the following:

	March 31, 2021	June 30, 2020
Mr. Xin Sun	$7,891,610	$7,226,764
Mr. Kai Sun	35,691	33,098
Total	$7,927,301	$7,259,862

These loans are unsecured, non-interest bearing, and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun is a PRC citizen and a family member of Mr. Xin Sun, the CEO of the Company.

NOTE 9 - INCOME TAXES

(a) Corporate income taxes

United States

China Health US was organized in the United States. China Health US had no taxable income for US income tax purposes for the nine months ended March 31, 2021 and 2020. As of March 31, 2021, China Health US had a net operating loss carry forward for United States income tax purposes. Net operating loss carry forwards are available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and the continued losses of its US entity. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the nine months ended March 31, 2021 and 2020. Management reviews this valuation allowance periodically and makes adjustments accordingly.

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

The provision for income taxes of the Company consisted of the following for the three and nine months ended March 31, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Current provision:
USA	$-	$-	$-	$-
PRC	98,003	361,094	716,938	1,229,497
Total current provision	98,003	361,094	716,938	1,229,497
Deferred provision:	-	-	-	-
USA	-	-	-	-
PRC	-	-	-	-
Total deferred provision	-	-	-	-
Total provision for income taxes	$98,003	$361,094	$716,938	$1,229,497

Significant components of deferred tax assets of the Company were as follows:

	March 31,	June 30,
	2021	2020
Deferred tax assets
Net operating loss carry forward	$1,173,720	$1,075,533
Allowances for doubtful accounts	18,192	17,001
Valuation allowance	(1,185,652)	(1,086,728)
Total	$6,260	$5,806

(b) Uncertain tax positions

There were no unrecognized tax benefits as of March 31, 2021 and June 30, 2020. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the nine months ended March 31, 2021 and 2020, the Company did not incur any interest or penalties arising from its tax payments.

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

For the nine months ended March 31, 2021 and 2020, the Company did not have potential dilutive shares. The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Net income/(loss) attributable to China Health Industries Holdings	$102,032	$992,722	$1,557,767	$3,175,880

Net income/(loss) per share:
Basic & diluted	$0.0016	$0.0151	$0.0238	0.0485
Weighted average shares outstanding:
Basic & diluted	65,539,737	65,539,737	65,539,737	65,539,737

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

The Company had no rental commitment as of March 31, 2021.

NOTE 12 - MAJOR SUPPLIERS AND CUSTOMERS

For the nine months ended March 31, 2021, the Company had three suppliers that in the aggregate accounted for 78% of the Company’s purchases, with each supplier accounting for 40%, 22%, and 16%, respectively.

For the nine months ended March 31, 2020, the Company had three suppliers that in the aggregate accounted for 75% of the Company’s purchases, with each supplier accounting for 29%, 24% and 22%, respectively.

For the nine months ended March 31, 2021, the Company had six customers that in the aggregate accounted for 90% of the Company’s total sales, with each customer accounting for 22%, 18%, 16%, 13%, 12%, and 9%, respectively.

For the nine months ended March 31, 2020, the Company had six customers that in the aggregate accounted for 83% of the Company’s total sales, with each customer accounting for 21%, 17%, 15%, 12%, 11% and 8%, respectively.

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

The following tables present summary information by segment for the three and nine months ended March 31, 2021 and 2020, respectively:

	For the Three Months Ended March 31, 2021				For the Three Months Ended March 31, 2020
	HLJ				HLJ
	Huimeijia	Humankind	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$189	$778,486	$-	$778,675	$1,785	$2,421,935	$-	$2,423,720
Cost of revenues	766	291,550	-	292,316	1,283	565,409	-	566,692
Gross profit (loss)	(577)	486,936	-	486,359	502	1,856,526	-	1,857,028
Interest income(expense)	2	35,684	1	35,687	-	-	-	-
Depreciation and amortization	15,931	139,696	-	155,627	15,308	130,509	-	145,817
Income tax	-	98,003	-	98,003	-	361,094	-	361,094
Net income (loss)	(65,793)	170,533	(2,708)	102,032	(136,207)	1,176,897	(47,968)	992,722
Total capital expenditures	2,174	-	-	2,174	-	(2,135)	-	(2,135)
Total assets	$3,533,409	$51,264,133	$(1,308,606)	$53,488,936	$3,427,246	$45,427,820	$(933,875)	$47,921,191

	For the Nine Months Ended March 31, 2021				For the Nine Months Ended March 31, 2020
	HLJ				HLJ
	Huimeijia	Humankind	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$13,403	$6,047,070	$-	$6,060,473	$37,614	$7,862,018	$-	$7,899,632
Cost of revenues	54,426	2,484,003	-	2,538,429	40,819	1,721,279	-	1,762,098
Gross profit	(41,023)	3,563,067	-	3,522,044	(3,205)	6,140,739	-	6,137,534
Interest income(expense)	5	102,079	6	102,090	-	-	(1)	(1)
Depreciation and amortization	57,850	407,917	-	465,767	46,080	389,653	-	435,733
Income tax	-	716,938	-	716,938	-	1,229,497	-	1,229,497
Net income (loss)	(237,739)	1,980,124	(184,618)	1,557,767	(398,405)	3,782,104	(207,819)	3,175,880
Total capital expenditures	13,540	-	-	13,540	(572)	(133,099)	-	(133,671)
Total assets	$3,533,409	$51,264,133	$(1,308,606)	$53,488,936	$3,427,246	$45,427,820	$(933,875)	$47,921,191

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

We have developed the following products that are derived from hemp and obtained business license to manufacture and sell these products. We began to sell these products since May 2018. Hemp Oil, Hemp Protein Powder, Hemp Polypeptide and Collagen Peptide are sold through Humankind, Other cosmetics are sold through HLJ Huimeijia. The revenue of the Hemp Oil, Hemp Protein Powder, Hemp Polypeptide and Collagen Peptide accounted for 99.78% and 79.69% for the nine-month periods ended March 31, 2021 and 2020, respectively.

Serial No.	Name
1	Hemp Oil
2	Hemp Protein Powder
3	Hemp Polypeptide
4	Collagen Peptide
5	Natural Hemp Essence Repair Lotion
6	Natural Hemp Revitalizing Essence
7	Natural Hemp Anit-aging Brightening Eye Cream
8	Natural Hemp Frozen Age Nourishing Cream

Our business is conducted through our sales agents and sales personnel. We sell our products directly to end customers through our own sales personnel as well as our sales agents, operating primarily in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing and Gansu, where most of our revenues are generated. Sales by agents in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing, and Gansu provinces accounted for 22%, 18%, 16%, 13%, 12%, and 9% of our total sales, respectively, for the nine months ended March 31, 2021. Although we do not currently sell our products online, we expect to do so in the future.

Results of Operations

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

The following table summarizes the top lines of the results of our operations for the three months ended March 31, 2021 and 2020, respectively:

	March 31,	March 31,
	2021	2020	Variance	%
Revenues	$778,675	$2,423,720	$(1,645,045)	(67.87)%
Humankind	778,486	2,421,935	(1,643,449)	(67.86)%
HLJ Huimeijia	189	1,785	(1,596)	(89.41)%
Cost of Goods Sold	$292,316	$566,692	$(274,376)	(48.42)%
Humankind	291,550	565,409	(273,859)	(48.44)%
HLJ Huimeijia	766	1,283	(517)	(40.30)%
Gross Profit	$486,359	$1,857,028	$(1,370,669)	(73.81)%
Humankind	486,936	1,856,526	(1,369,590)	(73.77)%
HLJ Huimeijia	(577)	502	(1,079)	(214.94)%

Revenue

Total revenues decreased by $1,645,045 or 67.87% for the three months ended March 31, 2021, as compared to the same period in 2020. The decrease in revenues was primarily due to a decrease of $1,643,449 or 67.86% in Humankind’s revenues, and a decrease of $1,596 in HLJ Huimeijia’s revenues for the three months ended March 31, 2021 as compared to the same period in 2020. The decrease in Humankind’s sales revenues was primarily due to the discounts we have been offering on our major products since April 2020 and the continuing impacts of COVID-19 pandemic for the three months ended March 31, 2021, which resulted in the decrease of sales volume of Humankind compared to the same period in 2020.

Our total cost of goods sold decreased by $274,376 or 48.42% for the three months ended March 31, 2021 as compared to the same period in 2020. This decrease was mainly due to the decrease in sales volume caused by the outbreak of COVID-19 pandemic, which resulted in the decrease of sales volume of Humankind for the three months ended March 31, 2021.

Our gross margin decreased by $1,370,669 or 73.81% for the three months ended March 31, 2021 as compared to the same period in 2020. The decrease in gross profit was primarily due to the discounts we offered on our major products, which led to a decrease in the sales unit price while the unit cost remained unchanged.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product lines for the three months ended March 31, 2021 and 2020 respectively:

	March 31, 2021		March 31, 2020
		% of		% of
	Sales US$	Sales	Sales US$	Sales

Hemp Derivative Products	$727,915	92.32%	$2,084,249	85.99%
Health Products	60,367	7.66%	339,110	13.99%
Medical Drugs	189	0.02%	361	0.01%

Total	$788,471	100.00%	$2,423,720	100.00%

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2021 and 2020, respectively:

	March 31, 2021	March 31, 2020	Variance	%
Operating Expenses
Selling, general and administrative	$166,236	$389,009	$(222,773)	(57.27)%
Depreciation and amortization	155,627	145,817	9,810	6.73%
Total Operating Expenses	$321,863	$534,826	$(212,963)	(39.82)%

Total operating expenses for the three months ended March 31, 2021 were $212,963 or 39.82% lower than those in the corresponding period in 2020. The decrease in operating expenses was primarily attributable to decrease of $222,773 or 57.27% in selling, general and administrative expenses. The decrease in selling, general and administrative expenses was mainly due to lower staff cost.

Interest Income and Interest Expense

Interest income was $35,687 for the three months ended March 31, 2021, as compared to $31,801 for the three months ended March 31, 2021. This increase of $3,886, or 12%, was mainly due to the increased average balance of bank deposits compared with the same period of 2021.

Income Taxes

Income taxes decreased by $263,091, or 73%, from $361,094 for the three months ended March 31, 2020 to $98,003 for the three months ended March 31, 2021. The decrease in income taxes was mainly due to the decrease of the Company’s gross profit in the amount of $1,370,669, from the gross profit of $1,857,028 for the three months ended March 31, 2020 to the gross profit of $486,359 for the three months ended March 31, 2021.

Net Income and Net Income Per Share

Net Income was $102,032 for the three months ended March 31, 2021, as compared to $992,722 for the three months ended March 31, 2020. This decrease of $890,690 in net income was primarily attributable to a decrease of gross margin. Revenue section mentioned the gross profit decreased due to the discounts we offered on our major products with the unchanged unit cost. The decrease of gross profits further caused the decrease in the net income.

Net Income per share was $0.0016 for the three months ended March 31, 2021 and $0.0151 for the three months ended March 31, 2020, respectively. This decrease was primarily a result of the aforementioned decrease in net profit.

Nine months ended March 31, 2021 compared to the nine months ended March 31, 2020

The following table summarizes the top lines of the results of our operations for the nine months ended March 31, 2021 and 2020, respectively:

	March 31,	March 31,
	2021	2020	Variance	%
Revenues	$6,060,473	$7,899,632	$(1,839,159)	(23.28)%
Humankind	6,047,070	7,862,018	(1,814,948)	(23.09)%
HLJ Huimeijia	13,403	37,614	(24,211)	(64.37)%
Cost of Goods Sold	$2,538,429	$1,762,098	$776,331	44.06%
Humankind	2,484,003	1,721,279	762,724	44.31%
HLJ Huimeijia	54,426	40,819	13,607	33.33%
Gross Profit	$3,522,044	$6,137,534	$(2,615,490)	(42.61)%
Humankind	3,563,067	6,140,739	(2,577,672)	(41.98)%
HLJ Huimeijia	(41,023)	(3,205)	(37,818)	(1,179.97)%

Revenue

Total revenues decreased by $1,839,159 or 23.28% for the nine months ended March 31, 2021, as compared to the same period in 2020. The decrease in revenues was primarily caused by a decrease of $1,814,948 or 23.09% in Humankind’s revenues, and a decrease of $24,211 in HLJ Huimeijia’s revenues for the nine months ended March 31, 2021 as compared to the same period in 2020. Although the sales volume increased compared to the same period in 2020, we experienced a decrease in Humankind’s sales revenues during the nine months ended March 31, 2021 primarily due to discounts we offered on our major products.

Our total cost of goods sold increased by $776,331 or 44.06% for the nine months ended March 31, 2021 as compared to the same period in 2020. This increase was mainly due to the increase in sales volume caused by the discounts and promotions we offered during this period, while unit cost remained unchanged but the total cost of goods sold increased.

Our gross margin decreased by $2,615,490 or 42.61% for the nine months ended March 31, 2021 as compared to the same period in 2020. The decrease in gross profit was primarily due to the discounts we offered on our major products, which led to a decrease in the sales unit price while the unit cost remained unchanged.

Sales by Product Line

The following table summarizes the breakdown of our sales by major product lines for the nine months ended March 31, 2021 and 2020 respectively:

	March 31, 2021		March 31, 2020
		% of		% of
	Sales US$	Sales	Sales US$	Sales

Hemp Derivative Products	$5,490,244	89.63%	$6,295,569	79.69%
Health Products	621,693	10.15%	1,572,186	19.90%
Medical Drugs	13,403	0.22%	31,877	0.40%

Total	$6,125,340	100.00%	$7,899,632	100.00%

Operating Expenses

The following table summarizes our operating expenses for the nine months ended March 31, 2021 and 2020, respectively:

	March 31, 2021	March 31, 2020	Variance	%
Operating Expenses
Selling, general and administrative	$883,527	$1,389,300	$(505,773)	(36.40)%
Depreciation and amortization	465,767	435,733	30,034	6.89%
Total Operating Expenses	$1,349,294	$1,825,033	$(475,739)	(26.07)%

Total operating expenses for the nine months ended March 31, 2021 were $475,739 or 26.07% lower than those in the corresponding period in 2020. The decrease in operating expenses was primarily attributable to decrease of $505,773 or 36.40% in selling, general and administrative expenses. The decrease in selling, general and administrative expenses was mainly due to the lower staff cost.

Interest Income and Interest Expense

Interest income was $102,090 for the nine months ended March 31, 2021, as compared to $93,842 for the nine months ended March 31, 2020. This increase of $8,248, or 9%, was mainly due to the increased average balance of bank deposits compared with the same period of 2021.

Interest expense was $nil for the nine months ended March 31, 2021, a decrease of $1 or 100.00%, as compared to $1 for the nine months ended March 31, 2020.

Income Taxes

Income taxes decreased by $512,559, or 42%, from $1,229,497 for the nine months ended March 31, 2020 to $716,938 for the nine months ended March 31, 2021. The decrease in income taxes was mainly due to the decrease of the Company’s gross profit in the amount of $2,615,490, from the gross profit of $6,137,534 for the nine months ended March 31, 2020 to the gross profit of $3,522,044 for the nine months ended March 31, 2021.

Net Income and Net Income Per Share

Net income was $1,557,767 for the nine months ended March 31, 2021, as compared to $3,175,880 for the nine months ended March 31, 2020. This decrease of $1,618,113 in net income was primarily attributable to a decrease of gross margin. Revenue section mentioned the gross profit decreased due to the discounts we offered on our major products with the unchanged unit cost. The decrease of gross profits further caused the decrease in the net income.

Net income per share was $0.0238 for the nine months ended March 31, 2021 and $0.0485 for the nine months ended March 31, 2020, respectively. This decrease was primarily a result of the aforementioned decrease in net profit.

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

The following table summarizes our cash and cash equivalents positions, our working capital, and our cash flow activities as of March 31, 2021 and June 30, 2020 and for the nine months ended March 31, 2021 and 2020:

	March 31, 2021	June 30, 2020
Cash and cash equivalents	$41,116,145	$36,072,474
Working capital	$38,123,392	$33,223,104
Inventories	$952,042	$807,351

	For the Nine Months ended March 31,
	2021	2020
Cash provided by (used in):
Operating activities	$3,089,788	$2,253,768
Investing activities	$(13,540)	$(152,363)
Financing activities	$-	$-

For the nine months ended March 31, 2021, our net increase in cash and cash equivalents totaled $5,043,671, which total was comprised of net cash provided by operating activities in the amount of $3,089,788, net cash used in investing activities in the amount of $13,540 and the effect of prevailing exchange rates on our cash position of $1,967,423.

For the nine months ended March 31, 2020, our net increase in cash and cash equivalents totaled $1,374,122, which total was comprised of net cash provided by operating activities in the amount of $2,253,768, net cash used in financing activities in the amount of $152,363 and the effect of the prevailing exchange rates on our cash position of $1,015,331.

Our working capital at March 31, 2021 was $38,123,392, compared to working capital of $33,223,104 at June 30, 2020. This increase of $4,900,288 or 15% was primarily attributable to the increase of cash and cash equivalents in the amount of $5,043,671.

Net cash provided by operating activities was $3,089,788 for the nine months ended March 31, 2021, primarily attributable to net income in the amount of $1,557,767 and a decrease of accounts receivable in the amount of $119,103. The positive effect of exchange rate changes on cash and cash equivalents in the amount of $1,967,423 for the nine months ended March 31, 2021 was mainly a result of the effect of the valuation of the RMB against the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 7.0650 to 1 and 6.5518 to 1 as of June 30, 2020 and March 31, 2021, respectively, and the average exchange rate from USD to RMB was 6.6788 for the nine months ended March 31, 2021.

Net cash provided by operating activities was $2,253,768 for the nine months ended March 31, 2020, primarily attributable from net income of $3,175,880. Net cash used in investing activities was $152,363 for the nine months ended March 31, 2020, primarily due to expenditures in property, plant and equipment of $133,436. The negative effect of exchange rate changes on cash and cash equivalents in the amount of $1,015,331 for the nine months ended March 31, 2020 was mainly a result of the effect of the depreciation of the value of RMB for USD. The exchange rates from USD to RMB were 6.8668 to 1 and 7.0808 to 1 as of June 30, 2019 and March 31, 2020, respectively, and the average exchange rate from USD to RMB was 7.0128 for the nine months ended March 31, 2020.

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

Related Party Debts

We had related party debts in the amount of $7,927,301 as of March 31, 2021, as compared to $7,259,862 as of June 30, 2020, an increase of $667,439 or 9%. Our related party debts mainly consist of a loan from Mr. Xin Sun, the CEO of the Company. The loan is unsecured, non-interest bearing, and has no fixed terms of repayment. There was no written agreement for the loan. See Note 8.

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

There have been no material changes during the nine months ended March 31, 2021 in the Company’s significant accounting policies to those previously disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2020.

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

At the conclusion of the period ended March 31, 2021, the Company carried out an evaluation, under the supervision and with the participation of Management, including the Company’s principal executive and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Company’s principal executive and principal financial officer concluded that, due to the material weakness in the Company’s internal controls over financial reporting as discussed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2020, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Changes in Internal Controls over Financial Reporting

No changes in the Company’s internal controls over financial reporting have come to Management’s attention during the quarter ended March 31, 2021 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

/s/ Xin Sun
By:	Xin Sun
Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Date:	May 14, 2021

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document