Form 10-K
period 2021-06-30
China Health Industries Holdings, Inc.
filed 2021-09-20
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of December 31, 2020 was approximately $19,814,321.56 (45,032,549 shares of common stock held by non-affiliates) based upon the closing price of the common stock on such date.

As of September 20, 2021, there were 65,539,737 shares of common stock, par value $0.0001 issued and outstanding.

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

On November 22, 2013, Humankind completed the acquisition of Heilongjiang Huimeijia Pharmaceutical Co., Ltd. (“HLJ Huimeijia”) for a total purchase price of $16,339,869 (RMB100,000,000). HLJ Huimeijia was founded on October 30, 2003, and is engaged in the manufacturing and distribution of tincture, ointments, rubber paste (including hormones), topical solution, suppositories, liniment (including traditional Chinese medicine extractions), enemas and oral liquids. HLJ Huimeijia’s predecessor is Heilongjiang Xue Du Pharmaceutical Co., Ltd., which has established its brand name in the market through its supply of high-quality medical products. HLJ Huimeijia is categorized as a “high and new technology” enterprise by the Science Technology Department in Heilongjiang Province. HLJ Huimeijia has 21 products which have been approved by, and have received approval numbers issued by, the National Medical Products Administration (“NMPA”). In addition, HLJ Huimeijia is the holder of one patent for utility models, five patents for external design and three trademarks in China, including the Chinese brand name of “Xue Du” which has an established reputation among customers in northeastern China.

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

As of June 30, 2021, the Company’s corporate structure was as follows:

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

We sell our products directly to end customers through our own sales personnel as well as our sales agents, operating primarily in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing and Gansu, where most of our revenues are generated. Sales by agents in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing, and Gansu provinces accounted for 23%, 18%, 16%, 13%, 12%, and 9%, of our total sales, respectively, for the fiscal year 2021. Although we do not currently sell our products online, we expect to do so in the future.

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

We have developed the following products that are derived from hemp and obtained business license to manufacture and sell these products. We have begun to sell these products since May 2018. Hemp Oil, Hemp Protein Powder, Hemp Polypeptide and Collagen Peptide are sold through Humankind. Other products are sold through HLJ Huimeijia. The revenue of the Hemp Oil, Hemp Protein Powder and Hemp Polypeptide accounted for 89.88% and 80.40% of the total revenues for the fiscal year of 2021 and 2010, respectively.

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

Pursuant to a technology transfer agreement dated January 18, 2013 (the “2013 Technology Transfer Agreement”), we purchased 12 health products from Guangzhou Aoda Biology Beauty Healthy Technology Co., Ltd, a non-affiliated party. These twelve products are the following:

-	Dr. Xiao Brand Honeysuckle Pearl Capsule (Guo Shi Jian Zi G20100656), which is designed to be effective in acne removal;

-	Dr. Xiao Brand Multivitamin Tablet (Guo Shi Jian Zi G20080176), which is a multivitamin and mineral supplement;

-	Dr. Xiao Brand Zhengdian Capsule (Guo Shi Jian Zi 20070261), which is designed to be effective in relieving eyestrain;

-	Dr. Xiao Brand Shengui Capsule (Guo Shi Jian Zi G20080297), which is designed to be effective in increasing bone density;

-	Dr. Xiao Brand Multivitamin Tablet (Woman) (Guo Shi Jian Zi G20070338), which is an iron and multivitamin supplement;

-	Dr. Xiao Brand Shikong Soft Capsule (Guo Shi Jian Zi 20080096), which is designed to be effective in improving memory;

-	Dr. Xiao Brand Huangjingdanggui Tablet (Guo Shi Jian Zi G20080201), which is designed to be effective in improving nutritional anemia and chloasma;

-	Dr. Xiao Brand Xingxing Soft Capsule (Guo Shi Jian Zi G20080080), which is designed to be effective in improving memory;

-	Dr. Xiao Brand Vitamin A Fish Oil Soft Capsule (Guo Shi Jian Zi G20080406), which is designed to be effective in relieving eyestrain;

-	Dr. Xiao Brand Colon Cleanser Granules (Guo Shi Jian Zi G20060061), which is designed to be effective in relaxing bowels and promoting the discharge of lead;

-	Dr. Xiao Brand Jianli Soft Capsule (Guo Shi Jian Zi G20050710), which is designed to be effective in increasing immunity and relieving physical fatigue; and

-	LB Brand Xinpin Capsule (Guo Shi Jian Zi G20050770), which is designed to be effective in dispelling chloasma.

The major suppliers of raw materials for our products who exceeded 10% of our total purchases in the fiscal years 2021 and 2020 are the following:

		Purchases
		(in U.S.	% of
	Name of Supplier	Dollars)	Purchases
FY2021	Shanxi Yuanshengtai Biotechnology Co. LTD	947,682	39.63%
	Harbin Qianjin Packaging and Printing Co. LTD	524,996	21.95%
	Wudi Zhenkang Biotechnology Co. LTD	391,795	16.38%
FY2020	Shanxi Yuanshengtai Biotechnology Co. LTD	765,309	27.61%
	Wudi Zhenkang Biotechnology Co. LTD	757,758	27.34%
	Harbin Qianjin Packaging and Printing Co. LTD	585,740	21.13%

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

Most of our products are sold to sales agents. In the fiscal year of 2020, our sales network covered 5 provinces and 2 municipalities in China and our products were mainly sold in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing, Gansu, and Heilongjiang provinces or cities. In the fiscal year of 2021, our sales network covered 5 provinces and 2 municipalities in China and our products were mainly sold in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing, Gansu, and Heilongjiang provinces or cities.

E-business

We are in the process of building the infrastructure to conduct our business over the internet. A B2C e-business call and sales center has been established and will become an integral part of our distribution channel in the future. We have employed graduates from Tsinghua University, Harbin Industry University and Harbin Engineering University to develop the ERP (Enterprise Resource Planning), CRM (Customer Relationship Management) and Office Automation software (“OA Software”) for our e-business. The OA Software has been used in our daily operation. The Company plans to sell its products via internet in the fiscal year of 2022.

Our Customers

We sell most of our products to sales agents, who are our customers. The sales agents sell the products to the end users.

Our customers who contributed more than 10% of our consolidated revenues during the past two fiscal years are as follows:

		Sales
		(in U.S.	Percent of
Name	Products Sold	Dollars)	Sales
FY2021
Libin Wang	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	1,478,558	22.53%
Yufeng Shen	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	1,185,711	18.07%
Zhongying Shen	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	1,054,214	16.06%
Suqin Zhang	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	819,996	12.49%
Guangmin Meng	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	761,259	11.60%

FY2020
Libin Wang	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	2,144,817	21.34%
Yufeng Shen	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	1,715,754	17.07%
Zhongying Shen	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	1,544,180	15.36%
Suqin Zhang	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	1,201,115	11.95%
Guangmin Meng	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	1,115,207	11.09%

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

Our Development Strategy

We will continue to focus on combining our products with traditional Chinese medicine, creating new products such as our hemp-based products, and developing our B2C e-business and chain-stores. We plan to implement health management projects in our future chain-stores throughout China and establish a database of our clients’ health data obtained from our B2C e-business and call center.

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

With the rise of the concept of “Great Health”, the per capita expenditure of health products and the consumer group have been significantly improved. Roland Berger, a global strategy consulting firm headquartered in Munich, Germany, recently released a report entitled Successful Strategies for China’s Health Products Industry in the Thirteenth Five-Year Plan Period. This report analyzed the opportunities and challenges of China’s healthcare product market, and puts forward relevant enterprise development strategies.

Driven by the change of consumer treatment to prevention, the promotion of health awareness, the refinement of health needs and the pursuit of high-quality health products, the market scale of health products in China broke through RMB100 billion in 2014 and nearly RMB150 billion in 2017. Qianzhan Industry Research Institute in China predicted that the market scale of health products in China will reach RMB 243.5 billion in 2025.

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

As of the date of this report, we have registered the following 14 trademarks(1):

	Certificate
Trademark	No.	Category	Registrant	Valid Term
“Qunle”	3896026	No.5 : Food preparations adapted for medical purposes; Albuminous milk; Dietetic beverages adapted for medical purposes; Milk sugar; Diabetic bread; Albuminous foodstuffs for medical purposes; Food for babies; Dietetic substances adapted for medical use; Nutritional additives for medical purposes	Humankind	7/7/2016 to 7/6/2026

“Wangzu”	4857905	No.30: Molasses for food; Honey; pollen healthy grease; tortoise tuchahoe paste; breed columbine extract; helix alga; non-medical nutrition liquid; non-medical nutrition powder; non-medical nutrition capsule; sugar candy bird’s nest	Humankind	5/14/2008 to 5/13/2028

“Kindlink”	3236981	No.5: Food preparations adapted for medical purposes; Dietetic substances adapted for medical use	Humankind	12/7/2013 to 12/06/2023

“Huimeijia”	5280303	No.5 : Medicine for human consumption; Medical nutrition capsule; Fibres (Edible plant) [non-nutritive]; Injection; Raw material drug; Troche; suppository; Food preparations adapted for medical purposes; Dietetic foods adapted for medical purposes; Dietetic substances adapted for medical use	Humankind	7/21/2019 to 7/20/2029

“Huide”	5280304	No.5 : Medicines for human consumption; Medical nutrition capsule; Fibres (Edible plant) [non-nutritive]; Injection; Raw material drug; Troche; suppository; Food preparations adapted for medical purposes; Dietetic foods adapted for medical purposes; Dietetic substances adapted for medical use	Humankind	7/21/2019 to 7/20/2029

“KDLK”	3230404	No.5 : Food preparations adapted for medical purposes; Dietetic foods adapted for medical purposes; Dietetic substances adapted for medical use	Humankind	9/28/2013 to 9/27/2023

“dr.xiao”	5176731	No.5 : Disinfectant; Medicines for veterinary purposes; Insecticide; Sanitary napkin; Medicine health bag; Dental lacquer	Humankind	8/14/2019 to 8/13/2029

“dr.xiao”	1610828	No.30: non-medical nutrition liquid; non-medical nutrition cream; non-medical nutrition powder; Honey; non-medicial nutrition capsule; non-medical nutrition gum; Candy for food; Spirulina (non-medical nutrient); Candy; Pollen healthy grease	Humankind	7/28/2011 to 7/27/2031

“DaLeNing”	5053772	No.5 : Medicine for human; Chinese patent drugs; Suppository; Tincture; Water aqua; Paste; Liniment; Medical lotion; Patch; Chemical pharmaceuticals preparations	HLJ Huimeijia	5/7/2019 to 5/6/2029

“Xuedu”	5053657	No.5 : Medicine for human; Chinese patent drugs; Suppository; Tincture; Water aqua; Paste; Liniment; Medical lotion; Patch; Chemical pharmaceuticals preparations	HLJ Huimeijia	5/7/2019 to 5/6/2029

“Xuedu” with an image	642099	No.5 : Paste	HLJ Huimeijia	5/21/2013 to 5/20/2023

“Tai Yan Li”	10014001	No.30: Honey, spirulina (non-medical), non-medical nutrient solution, non-medical nutrient lotion, non-medical nutrient powder, non-medical nutrient capsule, pastry, cereal, flour product.	Humankind	11/28/2012 to 11/27/2022

“Tai Yan Li”	10013969	No. 3: Cleanser lotion, soup, anti -bacterial hand soup, cleanser, cosmetics, conditioning gel, polish, essential oil.	Humankind	11/28/2012 to 11/27/2022

“Luo Qian’	8358643	No. 3: essential oil, fragrance essential oil, nourishing essential oil, cosmetic mask, cosmetic tools, cosmetics, cosmetic cleanser, perfume, weight-losing cosmetics, banishing essence.	Humankind	6/14/2011 to 6/13/2031

(1)	The trademarks listed here have been spelt in Pinyin for the U.S. readers’ convenience. The original trademarks are in Chinese characters.

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

In the PRC, a Good Manufacturing Practice Certification (“GMP Certification”) is required for companies that produce medical drugs and health supplements. It is also required to market our medical drugs and health supplements. According to the Administrative Rules of Drug Manufacturing and Certification issued by the NMPA of the PRC on September 7, 2005, the NMPA is responsible for the review and issuance of GMP Certification. To obtain a GMP Certification, a company shall submit its application; the NMPA will then conduct a technical review of the application materials; if such company passes the technical review, the NMPA will inspect the manufacturing site. The NMPA also conducts follow-up inspections on the manufacturing site. After the issuance of the GMP Certification, the NMPA may inspect the manufacturing site from time to time. However, instead of issuing GMP, the NMPA now issues SC Permit to food manufacturers in China, allowing them to manufacture and sell health products. The GMP Certifications of our wholly owned subsidiaries, Humankind, HLJ Huimeijia, are valid through February 14, 2019 and December 31, 2015, respectively. For the GMP Certificate of HLJ Huimeijia, the Company applied for a new certificate, which was obtained on April 25, 2018. Since obtaining the GMP Certification, we have been able to manufacture and market our products without further governmental approval. As Humankind is in the business of manufacturing and selling health products, it is considered as a food manufacturer in China. Humankind received its SC Permit on July 26, 2018, which will expire on September 12, 2021.The Company has applied for extension which is expect to be approved at the end of October 2021. On December 1, 2019 the newly revised Drug Administration Law (the “New Law”) came into effect. One of the major amendments is the cancellation of GMP certification. The New Law eliminated the requirement that drug administration authorities shall assess drug manufacture enterprises and drug trading enterprises, and issue assessment certificates. Instead, it requires that drug manufacturing enterprises and drug trading enterprises establish and improve the quality management systems of manufacture and trade of drugs, and ensure that the process of manufacturing and trading of drugs always meets all legal requirements. This means a stricter form of supervision is implemented comparing to the prior GMP certificates system and our production lines are subject pilot inspection under the New Law.

Employees

As of June 30, 2021, we have 49 full-time employees including 6 officers, 10 administrators, 13 workers, 7 technicians, 8 marketing personals and 5 accountants. Besides, we have 19 sales persons as part-time employees. We believe that we are in compliance with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees.

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

Market Information

Our common stock is quoted over-the-counter on the OTC Markets PK Tier under the ticker “CHHE” and the market for the stock has been relatively inactive. The quotations on the OTC Markets reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

As of September 3, 2021, we had approximately 502 shareholders of record of our common stock, such number of holders does not include street name holders who hold shares by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

The following table summarizes the number of shares of our common stock authorized for issuance under our Plan as of June 30, 2021.

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

Recent Sale of Unregistered Securities

None.

Repurchase of Equity Securities

None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have developed the following products that are derived from hemp and obtained business license to manufacture and sell these products. We have begun to sell these products since May 2018. Hemp Oil, Hemp Protein Powder, Hemp Polypeptide and Collagen Peptide are sold through Humankind. Other products are sold through HLJ Huimeijia. The revenue of the Hemp Oil, Hemp Protein Powder and Hemp Polypeptide accounted for 89.88% and 80.4% of the total revenues for the fiscal year of 2021 and 2020, respectively.

Serial No.	Name
1	Hemp Oil
2	Hemp Protein Powder
3	Hemp Polypeptide
4	Collagen Peptide
5	Natural Hemp Essence Repair Lotion
6	Natural Hemp Revitalizing Essence
7	Natural Hemp Anit-aging Brightening Eye Cream
8	Natural Hemp Frozen Age Nourishing Cream

We sell our products directly to end customers through our own sales personnel as well as our sales agents, operating primarily in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing and Gansu, where most of our revenues are generated. Sales by agents in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing, and Gansu provinces accounted for 23%, 18%, 16%, 13%, 12%, and 9%, of our total sales, respectively, for the fiscal year 2021. Although we do not currently sell our products online, we expect to do so in the future.

2022 Outlook

Overall, we anticipate our total revenues for the year ended June 30, 2022 versus the year ended June 30, 2021 to increase by 30% or approximately $2 million, with growth in all categories of our product sales, including the anticipated revenue from Humankind for approximately $7 million, mainly in the sales growth of hemp-based products, and from HLJ Huimeijia for approximately $1.5 million. The gross profit margin for the year ended June 30, 2022 is expected to be approximately 56%, and we estimate our overall net profit margin for the year ended June 30, 2022 to be approximately 20%. There is, however, no assurance that we will reach these projections.

The COVID-19 global pandemic has adversely affected our business in a short run. However, in the long run, we endeavor using our expertise to help humankind fight against the pandemic. We sell products such as Hemp Protein Powder and Hemp Polypeptide to help people improve their immune system. As the COVID-19 continues to spread and people’s awareness and knowledge of the virus continue to increase, consumers realized that strengthening their own immunity and resistance powers is among the most effective ways to fight against COVID-19, and consumers will pay more attention to strengthen the physical fitness, and therefore use more protein powder, protein peptides and other health foods and supplements. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the economy of China, U.S. and the rest of the world and, as such, the extent of the business disruption and the related financial impact cannot be reasonably estimated at this time.

Results of Operations

The following table summarizes the top lines of the results of our operations for the years ended June 30, 2021 and 2020, respectively:

	June 30, 2021	June 30, 2020	Variance	%
Revenues	$6,492,720	$9,931,887	$(3,439,167)	(34.6)%
Humankind	6,475,966	9,891,878	(3,415,912)	(34.5)%
HLJ Huimeijia	16,754	40,009	(23,255)	(58.1)%
Cost of Goods Sold	$2,850,729	$2,657,044	$193,685	7.3%
Humankind	2,754,413	2,610,147	144,266	5.5%
HLJ Huimeijia	96,316	46,897	49,419	105.4%
Gross Profit	$3,641,991	$7,274,843	$(3,632,852)	(49.9)%
Humankind	3,721,553	7,281,731	(3,560,178)	(48.9)%
HLJ Huimeijia	(79,562)	(6,888)	(72,674)	1,055.1%

Revenue

Total revenues of the Company decreased by $3,439,167 or 34.6%, for the year ended June 30, 2021 as compared to the year ended June 30, 2020. The decrease in revenues was primarily due to a decrease of $3,415,912 or 34.5% in Humankind’s revenues and a decrease of $23,255 or 58.1% in HLJ Huimeijia’s revenues for the year ended June 30, 2021 as compared to the year ended June 30, 2020. The decrease in Humankind’s sales revenues was primarily due to discounts on major products.

Our total cost of sales increased by $193,685 or 7.3% for the year ended June 30, 2021 as compared to the year ended June 30, 2020. The increase in the overall cost of sales was attributable to an increase of $144,266 or 5.53% in Humankind’s cost of sales, in 2021 as compared to the year ended June 30, 2020. This increase is mainly due to the increased sales volume of Hemp Protein Powder. The unit cost remained unchanged and therefore total cost of sales increased.

Our gross profit decreased by $3,632,852 from $7,274,843 for the year ended June 30, 2020 to $3,641,991 for the year ended June 30, 2021.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the years ended June 30, 2021 and 2020, respectively:

	June 30, 2021			June 30, 2020
	Quantity	Sales	%	Quantity	Sales	%
	(Unit)	US$	of	(Unit)	US$	of
Humankind
Propolis and Black Ant Capsule	-	-	-	-	-	-
Waterlilies Soft Capsule (Sailuozhi)	-	-	-	-	-	-
Hemp Oil	110,781	$2,288,807	35.0%	122,047	$3,968,909	40.0%
Collagen Peptide	51,632	640,779	9.9%	88,643	1,905,157	19.2%
Hemp Polypeptide	98,873	2,042,666	31.5%	90,314	2,695,140	27.1%
Hemp Protein Powder	121,245	1,503,714	23.2%	69,471	1,322,672	13.3%
HLJ Huimeijia			-			-
Natural Hemp Cosmetics			-	120	1,568	-
Muskiness Bone Strengthener Paste	108,496	10,016	0.2%	72,164	19,596	0.2%
ShangBiTongDing			-%	529	709	-
Indometacin and Furazolidone Suppositories	20	16	-	2,440	2,288	-
Enema Glycerini			-	8,480	906	-
Ge Hong Beriberi Water			-	-		-
Umguentum Acidi Borici Camphoratum			-	-		-
Injury and Rheumatism Relieving Paste	26,838	3,375	0.1%	33,094	8,814	0.1%
Refining GouPi Cream	30,550	3,347	0.1%	19,476	6,127	0.1%
Natural Hemp supplies	-		-	-		-
Total		$6,492,720	100.0%		$9,931,887	100.0%

Operating Expenses

The following table summarizes our operating expenses for the years ended June 30, 2021 and 2020, respectively:

	June 30, 2021	June 30, 2020	Variance	%
Operating Expenses
Selling, general and administrative	$1,168,385	$1,781,680	$(613,295)	(34%)
Depreciation and amortization	609,698	601,068	8,630	(1%)
Total Operating Expenses	$1,778,083	$2,382,748	$(604,665)	(25%)

Total operating expenses for the year ended June 30, 2021 declined by $604,665 or 25%, as compared to the corresponding period in 2020. The decrease in operating expenses was primarily attributable to a decrease of $613,295 or 34% in selling, general and administrative expenses. The decrease in selling, general and administrative expenses was mainly due to the decrease of revenue, the employees' salaries decreased, and the related expenses decreased accordingly.

Interest Income and Interest Expenses

Interest income was $137,485 for the year ended June 30, 2021, as compared to $125,627 for the year ended June 30, 2020. This increase of $11,858, or 9%, was primarily due to the increased deposits in the bank compared with the year ended June 30, 2020.

Interest expense was $nil for the year ended June 30, 2021, a decrease of $1 or 100%, as compared to $1 for the year ended June 30, 2020.

Income Taxes

Income taxes decreased by $735,899, or 50%, from $1,466,360 for the year ended June 30, 2020 to $730,461 for the year ended June 30, 2021. This decrease of income tax expense incurred in the fiscal year ended June 30, 2021 was primarily due to the decrease of net profits before income taxes.

Net Income (Loss) and Net Income per Share

Net income after provision for income taxes decreased to $1,291,122, a decrease of $2,259,488 for the year ended June 30, 2021, as compared to $3,550,610 for the year ended June 30, 2020. The decrease was primarily due to the decrease of gross and net margin.

Net income per share was $0.0197 for the year ended June 30, 2021 and net income per share was $0.0542 for the year ended June 30, 2020. This decrease was primarily a result of the above decrease in net income from the Company’s operations.

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

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of the fiscal years ended June 30, 2021 and 2020:

	2021	2020
For the years ended June 30:
Cash and cash equivalent	$44,346,744	$36,072,474

Working capital	$38,617,377	$33,223,104

Inventories, net	$761,639	$807,351

For the years ended June 30:

Cash provided by (used in):	2021	2020
Operating activities	$5,556,694	$2,404,978

Investing activities	$(13,655)	$(151,969)

Financing activities	$-	$-

Cash and cash equivalents increased by $8,274,270 from $36,072,474 as of June 30, 2020 to $44,346,744 as of June 30, 2021.

Our working capital on June 30, 2021 was $38,617,377, compared to working capital of $33,223,104 at June 30, 2020. This increase of $5,394,273 or 16% was primarily attributable to the increase of cash and cash equivalents in the amount of $8,274,270 and decrease in accounts receivable in the amount of $2,284,994.

Net cash provided by operating activities was $ 5,556,694 for the year ended June 30, 2021, compared to $2,404,978 for the year ended June 30, 2020. The increase of $3,151,716 in the net cash provided by operating activities was primarily attributable to the $2,259,488 decrease in net income and $274,526 in amounts due to related parties which were offset by decrease of accounts receivable in the amount of $5,378,568, advanced to suppliers and prepaid expenses in the amount of $241,945. Other items had no significant changes.

Net cash used in investing activities was $13,655 for the year ended June 30, 2021, compared to $151,969 for the year ended June 30, 2020, primarily due to the decrease of expenditure in construction in progress in the amount of $128,019.

Net cash provided by financing activities was $nil for both years ended June 30, 2021 and 2020.

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

Related Party Debts

We had related party debts of $8,079,761 as of June 30, 2021, as compared to $7,259,862 as of June 30, 2020, an increase of $819,899 or 11.3%. The amount of related party debts mainly consists of a loan from Mr. Xin Sun, the CEO of the Company. The loan is unsecured and non-interest bearing and has no fixed terms of repayment. There was no written agreement for the loan. See Note 9.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

The financial statements required by this item are set forth beginning on page F-1.

Report of Independent Registered Public Accounting Firm

To:	The Board of Directors and Shareholders of
China Health Industries Holdings, Inc.

Opinion of the Financial Statements

We have audited the accompanying consolidated balance sheets of China Health Industries Holdings, Inc. and its subsidiaries (the “Company”) as of June 30, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Accounts Receivable

As described in Notes 2 and 4 to the consolidated financial statements, the Company records an allowance for doubtful accounts when it determines that it is probable a receivable has been impaired, and the Company can reasonably estimate the amount of the incurred loss. This estimate is based on specific customer credit risk and credit evaluations. We identified the allowance for doubtful accounts as a critical audit matter.

The principal considerations for our determination that the allowance for doubtful accounts is a critical audit matter include the high degree of estimation uncertainty resulting from significant management judgment. There is also a high degree of subjectivity in management's assessment of the reasonableness of the allowance for doubtful accounts, specifically the portion of the receivable expected to be collected, which requires a heightened level of auditor judgement in auditing the estimate. Variations to this estimate could have a significant impact in the allowance recorded.

Our audit procedures related to the allowance for doubtful accounts included the following, among others:

●	We tested the design and operating effectiveness of controls relating to the allowance for doubtful accounts, including identification and monitoring of accounts receivable for impairment.

●	We obtained management’s assessment and calculation of the allowance for doubtful accounts, inquired of any known events that could impact the allowance calculation and obtained and inspected a sample of supporting documentation, such as legal documents, settlement agreements and other communications to corroborate management’s basis for recording an allowance.

●	We analyzed the changes in allowance by customer between years to understand the nature of the increase or decrease.

●	We performed a historical lookback analysis of receivables in litigation or bankruptcy to evaluate historical collection percentages used in management’s allowance analysis.

●	We tested a sample of aged customer balances that had not been reserved, and inspected subsequent payments made by customers and communications between management and the customers, to evaluate the completeness, and accuracy and valuation of the allowance for doubtful accounts.

/s/ Centurion ZD CPA & Co.
Centurion ZD CPA & Co.

We have served as the Company’s auditor since 2017.

Hong Kong, China

September 20, 2021

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Audited)

	June 30, 2021	June 30, 2020
ASSETS

Current assets
Cash and cash equivalents	$44,346,744	$36,072,474
Accounts receivable, net	2,346,867	4,631,861
Inventory	761,639	807,351
Other receivables, net	32,850	32,255
Advances to suppliers	218,307	205,650
Prepayments	24,466	41,505
Total current assets	$47,730,873	$41,791,096

Property, plants and equipment, net	3,629,905	3,677,798
Intangible assets, net	1,963,516	2,249,614
Construction in progress	560,910	511,664
Deferred tax assets	2,933	5,806
Prepayments – Non-Current	-	-
Total assets	$53,888,137	$48,235,978
LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued expenses	406,821	406,228
Other payables	81,449	63,271
Advances from customers	150,504	137,543
Related party debts	8,079,761	7,259,862
Wages payable	218,602	275,982
Taxes payable	176,359	425,106
Total current liabilities	$9,113,496	$8,567,992

Equity
Common stock, ($0.0001 par value per share, 300,000,000 shares authorized, 65,539,737 and 65,539,737 shares issued and outstanding as of June 30, 2021 and June 30, 2020, respectively)	6,554	6,554
Additional paid-in capital	521,987	521,987
Accumulated other comprehensive income	2,156,792	(1,658,741)
Statutory reserves	38,679	38,679
Retained earnings	42,050,629	40,759,507
Total stockholders’ equity	$44,774,641	$39,667,986
Total equity	$44,774,641	$39,667,986

Total liabilities and equity	$53,888,137	$48,235,978

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Audited)

	For the Year Ended
	June 30, 2021	June 30, 2020

REVENUE	$6,492,720	$9,931,887

COST OF GOODS SOLD	2,850,729	2,657,044

GROSS PROFIT	3,641,991	7,274,843

OPERATING EXPENSES
Selling, general and administrative expenses	1,168,385	1,781,680
Depreciation and amortization expenses	609,698	601,068
Total operating expenses	1,778,083	2,382,748

INCOME FROM OPERATIONS	1,863,908	4,892,095

OTHER INCOME/(EXPENSES)
Interest income	137,485	125,627
Interest expense	-	(1)
Other income, net	20,972	45
Bank charges	(782)	(796)
Total other income, net	157,675	124,875

INCOME	2,021,583	5,016,970

Provision for income taxes	(730,461)	(1,466,360)

NET INCOME	1,291,122	3,550,610

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Audited) (CONTINUED)

	For the Year Ended
	June 30, 2021	June 30, 2020
Foreign currency translation adjustment	3,815,533	(1,065,087)
COMPREHENSIVE INCOME	$5,106,655	$2,485,523

Net income per share:

Net income per share Basic & diluted	$0.0197	$0.0542

Weighted average shares outstanding:
Basic & diluted	65,539,737	65,539,737

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Audited)

						Accumulated
			Additional			Other	Total	Non-
	Common Shares		Paid-in	Retained	Statutory	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Capital	Earnings	Reserve	Income (loss)	Equity	Interest	Equity

Balance, June 30, 2019	65,539,737	$6,554	$521,987	37,208,897	38,679	(593,654)	37,182,463	-	37,182,463

Net income	-	-	-	3,550,610			3,550,610		3,550,610
Other comprehensive loss - Translation adjustment
	-	-	-	-		(1,065,087)	(1,065,087)		(1,065,087)
Balance, June 30, 2020	65,539,737	$6,554	$521,987	40,759,507	38,679	(1,658,741)	39,667,986		39,667,986

Net income				1,291,122			1,291,122		1,291,122

Other comprehensive loss - Translation adjustment						3,815,533	3,815,533		3,815,533
Balance, June 30, 2021	65,539,737	$6,554	$521,987	42,050,629	38,679	2,156,792	44,774,641		44,774,641

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

	For the Year Ended
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities
Net income attributable to China Health Industries Holdings	$1,291,122	$3,550,610

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	878,794	805,308
Provision for doubtful accounts	(13,666)	(1,706)
Deferred taxes gain	3,334	(3,651)
Changes in operating assets and liabilities:
Inventory	118,743	25,965)
Accounts receivable	2,667,083	(2,711,485)
Other receivables	2,383	(4,640)
Advance to suppliers and prepaid expenses	26,980	(214,955)
Accounts payables and accrued expenses	(36,554)	(77,357)
Advance from customers and other payables	12,368	(20,654)
Amounts due to related parties	961,538	1,236,064
Wages payable	(81,300)	17,835
Taxes payable	(274,131)	(196,356)
Net cash provided by operating activities	$5,556,694	$2,404,978

Cash Flows from Investing Activities
Withdraw of short term investment	-	-
Purchase of property, plant and equipment	(8,582)	(24,709)
Expenditure in construction in progress	(5,073)	(133,091)
Disposal of property, plant and equipment	-	5,831
Proceeds from short term investment	-	-
Proceeds from disposal of subsidiary	-	-
Net cash (used in)/provided by investing activities	(13,655)	(151,969)

Cash Flows from Financing Activities
Proceed from related party debts	-	-
Payment of short term loans	-	-
Net cash (used in)/provided by financing activities	-	-
Effect of exchange rates change on cash and cash equivalents	2,731,231	(1,688,070)

Net increase/(decrease) in cash and cash equivalents	8,274,270	564,939

Cash and cash equivalents, beginning of period	36,072,474	35,507,535
Cash and cash equivalents, end of period	$44,346,744	$36,072,474
Supplemental disclosure of cash flow information
Interest paid	$-	$-
Taxes paid	$973,420	$1,624,158
Non-cash activities:
Loan from related party for the construction of a facility	$618,827	$727,787

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

On November 22, 2013, Humankind completed the acquisition of Heilongjiang Huimeijia Pharmaceutical Co., Ltd. (“HLJ Huimeijia”) for a total purchase price of $16,339,869 (RMB100,000,000). HLJ Huimeijia was founded on October 30, 2003, and is engaged in the manufacturing and distribution of tincture, ointments, rubber paste (including hormones), topical solution, suppositories, liniment (including traditional Chinese medicine extractions), enemas and oral liquids. HLJ Huimeijia’s predecessor is Heilongjiang Xue Du Pharmaceutical Co., Ltd., which has established its brand name in the market through its supply of high quality medical products. HLJ Huimeijia is categorized as a “high and new technology” enterprise by the Science Technology Department in Heilongjiang Province. HLJ Huimeijia has 21 products which have been approved by, and have received approval numbers issued by, the China State Food and Drug Administration (the “NMPA”). In addition, HLJ Huimeijia is the holder of one patent for utility models, five patents for external design and three trademarks in China, including the Chinese brand name of “Xue Du” which has an established reputation among customers in northeastern China.

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

As of June 30, 2021, the Company’s corporate structure was as follows:

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

For the purpose of presenting these financial statements, the Company’s assets and liabilities with functional currency of HKD are expressed in USD at the exchange rate on the balance sheet date, which was 7.7658 and 7.7501 as of June 30, 2021 and June 30, 2020, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which was 7.7563 and 7.7942 for the years ended June 30, 2021 and 2020, respectively. For Renminbi currency, the Company’s assets and liabilities are expressed in USD at the exchange rate on the balance sheet date, which was 6.4566 and 7.0650 as of June 30, 2021 and June 30, 2020, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which was 6.6221 and 7.0309 for the years ended June 30, 2021 and 2020, respectively.

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

As of June 30, 2021, and 2020, the Company’s uninsured bank balance was mainly maintained at financial institutions located in the PRC and Hong Kong, totaled $44,346,744 and $36,072,474, respectively. The Company has no insured bank balance as of June 30, 2021 and 2020, respectively.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. From November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales agents, whereas the payment terms for sales agents before November 1, 2013 were thirty (30) day. Due to COVID 19, the company extended its credit policy to 180 days this year. As of June 30, 2021 and 2020, the balances of accounts receivable were $2,346,867 and $4,631,861, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. As of June 30, 2021, and 2020, the balances of allowance for doubtful accounts were $60,394 and $68,003 respectively.

Advance to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials, or service providers for services relating to construction plans for our plant, equipment and production lines for the GMP upgrading, and records these payments as advance to suppliers. The increase in the amount of advance to suppliers is due to fluctuation of exchange rate. As a result, as of June 30, 2021, and 2020, advance to suppliers amounted to $218,307 and $205,650, respectively.

Inventory

Inventory consists of raw materials, work in progress and finished goods of manufactured products.

Inventory is stated at lower of cost or market and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other entities of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor cost and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory as well as inventory the value of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. The inventory allowance with an amount of $nil and $nil were provided for the years ended June 30, 2021, and 2020, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment,” and FASB ASC Topic 205, “Presentation of Financial Statements.” The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of June 30, 2021, and 2020, the Company has not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant judgment by management is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. Based on such evaluations, there were no impairments recorded for intangible assets for the years ended June 30, 2021, and 2020, respectively.

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

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by Management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there were no impairments recorded for construction in progress, for the years ended June 30, 2021 and June 30, 2020, respectively. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

Revenue Recognition

The Company recognizes revenue at the amount to which it expects to be entitled when control of the products or services is transferred to its customers based on any contract which has been identified. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products or services are transferred to its customers while performance obligation are identified and completed. For most of the Company’s products net sales, control transfers when products are shipped and transaction price are determined. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when control of the products or services is transferred to its customers that reflects the performance obligations are properly allocated and satisfied with transaction price determined. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience for the years ended June 30, 2021 and 2020, respectively.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 16% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 16% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. As of June 30, 2021 and June 30, 2020, VAT payables were $34,697 and $92,652, respectively.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the years ended June 30, 2021 and 2020, the Company had no potential dilutive common stock equivalents outstanding.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The main objective of the standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In issuing this standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. The standard is applicable to loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, loan commitments and certain other off-balance sheet credit exposures, debt securities (including those held-to-maturity) and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The CECL model does not apply to available-for-sale debt securities. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities. Accordingly, the new methodology will be utilized when assessing the Company’s financial instruments for impairment. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. ASU 2016-13 is effective for years beginning after December 15, 2019, including interim periods within those fiscal years under a modified retrospective approach. Early adoption is permitted for the periods beginning after December 15, 2018. The Company adopted the guidance from July 1, 2020..

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

NOTE 4 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable amounted to $2,346,867 and $4,631,861 net of allowance for doubtful accounts amounting to $60,394 and $68,003 as of June 30, 2021 and 2020, respectively.

NOTE 5 - INVENTORIES

Inventory consists of following:

	June 30, 2021	June 30, 2020
Raw Materials	$251,989	$278,189
Supplies and Packing Materials	93,452	104,992
Work-in-Progress	273,924	78,132
Finished Goods	142,274	346,038
Total	$761,639	$807,351

The inventory allowance with an amount of $nil and $nil were provided for the years ended June 30, 2021 and 2020, respectively.

NOTE 6 - CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:

	June 30, 2021	June 30, 2020
Plant - HLJ Huimeijia	$560,910	$511,664
Factory Maintenance - HMK	-	-
Total	$560,910	$511,664

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for construction of the HLJ Huimeijia plant. The estimated total cost of construction was approximately $1.86 million (RMB 12,800,000).  As of June 30, 2021, 75.8% of construction has been completed, $1,449,229 (RMB 9,702,644) has been recorded as costs of construction in progress and construction in progress at an amount of $892,712 (RMB 6,356,767) has been completed and converted into property, plant and equipment.

NOTE 7 - PROPERTY, PLANTS AND EQUIPMENT

Property, plants and equipment consisted of the following

	June 30, 2021	June 30, 2020
Building, Warehouses and Improvements	$4,094,105	$3,741,542
Machinery and Equipment	1,900,986	1,729,239
Office Equipment	81,291	74,291
Vehicles	225,955	206,497
Others	998,674	912,674
Less Accumulated Depreciation	(3,671,106)	(2,986,445)
Total	$3,629,905	$3,677,798

Depreciation expense was $393,168 and $347,923 for the years ended June 30, 2021 and 2020, respectively. Depreciation expense charged to operations was $124,073 and $143,555 for the years ended June 30, 2021 and 2020, respectively. Depreciation expense charged to cost of goods sold was $269,095 and $204,368 for the years ended June 30, 2021 and 2020, respectively.

NOTE 8 - INTANGIBLE ASSETS

The following is a summary of intangible assets:

	June 30, 2021	June 30, 2020
Land Use Rights – Humankind	$981,630	$897,096
Health Supplement Product Patents – Humankind	4,646,408	4,246,285
Pharmaceutical Patents - HLJ Huimeijia	404,883	370,017
Land Use Rights - HLJ Huimeijia	671,419	613,600
Less: Accumulated Amortization	(4,740,824)	(3,877,384)
Intangible Assets, net, Held for Continuing Operations	$1,963,516	$2,249,614

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

Amortization expense charged to operations was $485,625 and $457,513 for the years ended June 30, 2021 and 2020, respectively.

NOTE 9 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun consisted of the following:

	June 30, 2021	June 30, 2020
Mr. Xin Sun	$8,043,544	$7,226,764
Mr. Kai Sun	36,217	33,098
Related Party Debts, Held for Continuing Operations	$8,079,761	$7,259,862

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

United States

China Health US had no taxable income for U.S. corporate income tax purposes for the years ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and 2020, China Health US had $ 1,569,209 and $1,381,747 in net operating loss carry forwards available to offset future taxable income, respectively. The federal corporate net operating loss carryover is expired in 20 taxable years following the taxable year of the loss. If not utilized, the federal net operating loss for the fiscal years 2021 and 2020 in an amount of $ 187,462 and $304,263, respectively, will begin to expire in the years 2041 and 2040, respectively. Management believes that it is more likely than not that the benefits from these accumulated net operating losses will not be realized in the future due to the Company’s operating history and the continued losses of its U.S. operation. Accordingly, the Company has provided a full valuation allowance on the deferred tax assets under its U.S. entity.

Hong Kong

China Health Industries Holdings Limited (“China Health HK”) was incorporated in Hong Kong on July 20, 2007 and is subject to Hong Kong profits taxation on its business activities conducted in Hong Kong and income sourced in Hong Kong. As of June 30, 2021, and 2020, China Health Hong Kong had $ 10,588 and $10,099 in net operating loss carry forwards available to offset future taxable income, respectively. Net operating losses of Hong Kong can generally be carried forward indefinitely. The Company believes that it is more likely than not that these accumulated net operating losses will not be utilized in the future. Therefore, the Company had provided full valuation allowance for the deferred tax assets arising from the losses in Hong Kong during the years ended June 30, 2021, and 2020, amounting $489 and $397, respectively. Accordingly, there is no net deferred tax assets under this entity.

People’s Republic of China

Under the EIT Law, the standard EIT rate is 25%. The PRC subsidiaries of the Company are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

The provision for income taxes consisted of the following for the years ended June 30, 2021 and 2020:

As of June 30, 2021, and 2020, taxes payable consists of:

	June 30, 2021	June 30, 2020
Income tax payable	$28,895	$257,261
Value-added tax payable	34,697	92,652
Other taxes payable	112,767	75,193
Total	$176,359	$425,106

A reconciliation between the Company’s actual provision for income taxes and the provision at the statutory rate is as follows:

	June 30, 2021	June 30, 2020
Pre-tax book income	$2,021,583	$5,016,970
Federal statutory rate	21%	21%
Income tax computed at U.S. federal statutory rate	424,532	1,053,564
Non-deductible staff welfare	-	-
Foreign rate differential	392,435	211,264
Change in valuation allowance	(86,506)	201,532
Total provision for income taxes	$730,461	$1,466,360

The Company’s effective tax rate was 36.1% and 29.2% for the years ended June 30, 2021 and 2020, respectively.

The provision for income taxes on income consists of the following for the years ended June 30, 2021 and 2020:

Provision for income taxes consisted of:

	For the Years Ended
	June 30,
	2021	2020
Current provision:
Domestic	$-	$-
Foreign	727,588	1,469,931
Total current provision	727,588	1,469,931
Deferred provision:
Domestic	-	-
Foreign	2,873	(3,571)
Total deferred provision	2,873	(3,571)
Total provision for income taxes	$730,461	$1,466,360

Significant components of deferred tax assets were as follows:

	June 30, 2021	June 30, 2020
Deferred tax assets
Net operating loss carry forward	$1,018,253	$1,075,533
Allowance for doubtful accounts	(15,100)	17,001
Valuation allowance	(1,000,220)	(1,086,728)
Deferred tax assets, net	$2,933	$5,806

(b) Uncertain tax positions

There were no unrecognized tax benefits as of June 30, 2021 and 2020, respectively. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. There was no interests and penalties arising from its tax payments for the years ended June 30, 2021.

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

For the years ended June 30, 2021, and 2020, the Company does not have potential dilutive shares. The following table sets forth the computation of basic and diluted net income per share:

	For the Years Ended
	June 30,	June 30,
	2021	2020
Net income/(loss)	$1,291,122	$3,550,610

Net income/(loss) per share:

Net income (loss) per share Basic & diluted	$0.0197	$0.0542

Weighted average shares outstanding:
Basic & diluted	65,539,737	65,539,737

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

The Company had no rental commitment as of June 30, 2021.

NOTE 13 - MAJOR SUPPLIERS AND CUSTOMERS

For the year ended June 30, 2021, the Company had three suppliers that in the aggregate accounted for approximately 78% of the Company’s purchases, with each supplier accounting for 40%, 22% and 16%, respectively. For the year ended June 30, 2020, the Company had three suppliers that in the aggregate accounted for approximately 75% of the Company’s purchases, with each supplier accounting for 28%, 27% and 21%, respectively.

For the year ended June 30, 2021, the Company had six customers that in the aggregate accounted for 91% of the Company’s total sales, with each customer accounting for 23%, 18%, 16%, 13%, 12%, and 9%, respectively. For the year ended June 30, 2020, the Company had six customers that in the aggregate accounted for 85% of the Company’s total sales, with each customer accounting for 21%, 17%, 15%, 12%, 11% and 9%, respectively.

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

The following tables present summary information by segment for the years ended June 30, 2021 and 2020, respectively:

		For the Year Ended June 30, 2021					For the Year Ended June 30, 2020
	HLJ			Consolidated	HLJ			Consolidated
	Huimeijia	Humankind	Others	operations	Huimeijia	Humankind	Others	operations
Revenues	$16,754	$6,475,966	$-	$6,492,720	$40,009	$9,891,878	$-	$9,931,887
Cost of revenues	96,316	2,754,413	-	2,850,729	46,897	2,610,147	-	2,657,044
Gross profit (loss)	(79,562)	3,721,553	-	3,641,991	(6,888)	7,281,731	-	7,274,843
Interest income	9	137,468	8	137,485	24	125,598	5	125,627
Interest expense	-	-	-	-	-	-	1	1
Depreciation and amortization	62,239	547,459	-	609,698	82,871	518,197	-	601,068
Income tax	-	730,461	-	730,461	-	1,466,360	-	1,466,360
Net income (loss)	(386,910)	1,865,983	(187,951)	1,291,122	(568,279)	4,423,549	(304,660)	3,550,610
Total capital expenditures	5,074	8,582	-		132,811	24,990	-	157,801
Total assets	$3,453,342	$50,347,870	$86,925	$53,888,137	$3,315,693	$44,904,281	$16,004	$48,235,978

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there are no additional items are required to disclose.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 in Internal Control—Integrated Framework. Our management has implemented and tested our internal control over financial reporting based on these criteria and did not identify any significant deficiencies and material weaknesses as of June 30, 2021. However, based on the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience, our management has considered this as a material weakness and determined that as of June 30, 2021, the internal control over financial reporting was not effective.

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

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our sole board member and executive officer. Our sole director holds office until the election and qualification of his successor.

Name	Age	Position

Xin Sun	55	Chairman (sole director), Chief Executive Officer, Chief Financial Officer and Treasurer

Biography

Mr. Xin Sun, age 55, has been serving as our Chairman of Board of Directors, Chief Executive Officer and Chief Financial Officer since 2009. From 1988 to 1991, he was the Production Manager at Ha Yao Group Sanchine Medicine Joint-Stock Company Ltd. From 1991 to 1994, he was the District Director for the Northeast District of China for Pfizer Pharmaceuticals Limited. Thereafter, he spent one year as the Director of Marketing for Ha Yao Group Sanchine Medicine Joint-Stock Company Ltd. From 1996 to 2002, he was the Chief Executive Officer of a company he founded, Heilongjiang Bijie Chemical Industry Co., Ltd., which is no longer in existence. From 2003 to the present, he has been the President and Chief Executive Officer of Humankind. Mr. Sun is also President and General Manager of Huimeijia. Mr. Xin Sun attended Jia Mu Si Medical College with a major in Pharmacy from 1984 to 1988. He obtained his Masters of Business Administration from Renmin University of China in 2004. Mr. Sun attended the Doctor of Business Administration program in Business Institute of Pennsylvania since September 2018 and received a doctor’s degree in 2019.

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

Based solely on our review of the copies of such reports, we believe that, with respect to the fiscal year ended June 30, 2021, there is no triggering event for the filing of any report under Section 16(a) by our sole officer and director, or by any of the persons known to us to own more than ten percent of our common stock.

Meetings of Our Board of Directors

The Board held no meetings; however, the Board had resolved matters in written consent one time during the fiscal year ended June 30, 2021.

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

Director Compensation

We did not compensate our director for the fiscal year ended June 30, 2021. Going forward, however, we intend to implement a market-based director compensation program.

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

Directors and Officers of Humankind

The following table sets forth certain information as of June 30, 2021 concerning the directors and executive officers of Humankind:

Directors and Executive Officers	Position/Title	Age
Xin Sun	Chairman, Chief Financial Officer, Treasurer	55
Baosen Ma	President, Secretary, Director	53
Kai Sun	Director	50

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

SUMMARY COMPENSATION TABLE

(all figures in US Dollars)

						Non-Equity	Non-qualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Xin Sun, Chief Executive Officer,	2021	31,327	-	-	N/A	N/A	N/A	N/A	31,327
Chief Financial Officer	2020	44,584	-	-	N/A	N/A	N/A	N/A	44,584

Employment Agreements

We have no employment agreement with our sole principal executive officer, Mr. Xin Sun.

Equity Compensation Plan Information

The following table sets forth information regarding grants of awards to Named Executive Officer during the year ended June 30, 2021

Grants of Plan-Based Awards

	Grant	Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or	All other option awards: Number of securities underlying	Exercise or base price of option awards	Grant date fair value of stock and option
Name	date	Threshold($)	Target($)	Maximum($)	Threshold(#)	Target(#)	Maximum(#)	units(#)	options(#)	($/Sh)	awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

Xin Sun, Chief Executive Officer, Chief Financial Officer	-	-	-	-	-	-	-	-	-	-	$-

Outstanding Equity Awards at Fiscal Year-End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options(#) exercisable	Number of securities underlying unexercised options(#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options(#)	Option exercise price($)	Option expiration date	Number of shares or units of stock that have not vested(#)	Market value of shares or units of stock that have not vested(#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested(#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Xin Sun, Chief Executive Officer, Chief Financial Officer	-	-	-	-	-	-	-	-	-

Option Exercises and Stock Vested

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
(a)	(b)	(c)	(d)	(e)

Xin Sun, Chief Executive Officer, Chief Financial Officer	-	-	-	-

Director’s and Officer’s Liability Insurance

We currently do not have insurance insuring directors and officers against liability; however, we are in the process of investigating the availability of such insurance.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than five percent of any class of voting securities, (ii) our director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of September 3, 2021.

The address of the beneficial owner listed below is Harbin Humankind Biology Technology Co. Limited, 3199-1 Longxiang Road, Songbei District, Harbin, Heilongjiang Province, PRC.

		Amount and Nature of
Title of Class	Name	Beneficial Owner	Percent of Class (1)

Common Stock	Xin Sun, Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer	20,507,188	31.3%

Common Stock	All officers and directors as a group (1 person)	20,507,188	31.3%

(1)	Based on 65,539,737 total issued and outstanding shares of the Company as of September 3, 2021. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of September 3, 2021 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

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

The amounts due to related parties are used to support the normal business operation of the Company, the related cash flows are classified as operating activities. The total amounts due to Mr. Sun were $8,043,544 and $7,226,764as of June 30, 2021 and June 30, 2020, respectively.

There were no interested imputed on the loans for the fiscal years 2021 and 2020, respectively.

Item 14.	Principal Accounting Fees and Services.

We were billed by CENTURION ZD CPA & CO., our independent public accountants for the following professional services it performed for us during the fiscal year ended June 30, 2021 and 2020, as set forth in the table below:

		Audit-
	Audit	Related	Tax	Other
	Fees	Fees	Fees	Fees
2021	$140,000	-	-	-

2020	$140,000	-	-	-

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

Pre-Approval Policies and Procedures

All of the services rendered to us by our independent registered public accountants were pre-approved by the Board.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:

3.1	Articles of Incorporation.		Exhibit 3.1 of the Company’s Registration Statement on Form 10-SB filed with the SEC on December 1, 2004.

3.2	By-laws.		Exhibits 3.2 of the Company’s Registration Statement on Form 10-SB filed with the SEC on December 1, 2004.

3.3	Certificate of Amendment, dated May 11, 2005.		Exhibits 3.3 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

3.4	Certificate of Amendment, dated November 12, 2008.		Exhibit 3.4 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

3.5	Certificate of Amendment, dated February 11, 2009.		Exhibit 3.5 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

4.1	Specimen of Common Stock Certificate		Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the SEC on September 29, 2014.

10.1	English Translation of Land Use Agreement, dated June 7, 2004, between Harbin Humankind Biology Technology Co. Limited and Harbin City, Daochu District, Songbei Township, Jinxin Village.		Exhibit 10.3 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.2	English Translation of Cooperative Agreement, dated September 17, 2008, between Harbin Humankind Biology Technology Co. Limited and the Commercial Bureau of Qing’an County.		Exhibit 10.5 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.3	English Translation of Land Purchase Agreement, dated July 7, 2009, between Harbin Humankind Biology Technology Co. Limited and Harbin Songbei District Construction and Development Management Committee.		Exhibit 10.6 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.4	English Translation of Technology Transfer Agreement, dated October 12, 2007, between Harbin Humankind Biology Technology Co. Limited and Beijing Jindelikang Bio- Technology Co., Ltd.		Exhibit 10.7 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.5	English Translation of Health Food Technology Transfer Agreement, dated January 18, 2013 by and between Harbin Humankind Biology Technology Co., Limited and Guangzhou Aoda Biology Beauty Healthy Technology Co., Ltd.	Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013.

10.6	English Translation of Stock Transfer Agreement, dated April 10, 2013, by and between Stockholder of Heilongjiang Huimeijia Pharmaceuticals Co., Ltd, Liyuan Sun and Harbin Humankind Biology Technology Co., Limited. and its addendum dated June 18, 2013.	Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013.

10.7	English Translation of Stock Transfer Agreement, dated April 10, 2013, by and between Stockholder of Heilongjiang Huimeijia Pharmaceuticals Co., Ltd, Wenbin Zhang and Harbin Humankind Biology Technology Co., Limited. and its addendum dated June 18, 2013.	Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013.

10.8	English Translation of Stock Transfer Agreement dated December 24, 2014, by and among Harbin Humankind Biology Technology Co., Limited., Xin Sun, Harbin Huimeijia Medicine Company, and Xiuzheng Pharmaceutical Group Co., Ltd.	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2014.

10.9	English Translation of the Supplementary Agreement dated February 9, 2015, by and among Harbin Humankind Biology Technology Co., Limited., Xin Sun, Harbin Huimeijia Medicine Company, and Xiuzheng Pharmaceutical Group Co., Ltd.	Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 13, 2015.

10.10	China Health Industries Holdings, Inc. 2015 Equity Incentive Plan, effective as of March 27, 2015	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2015.

10.11	Form of the Restricted Stock Award Agreement	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2015.

21.1	List of Subsidiaries.		Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2018.

23.1	Consent of the Independent Publicly Registered Accountants	x

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

32.1	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	x

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

	By:	/s/ Xin Sun
Date: September 20, 2021	Name:	Xin Sun
	Title:	Chief Executive Officer (principal executive officer)

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

Date: September 20, 2021