Form 10-Q
period 2021-09-30
China Health Industries Holdings, Inc.
filed 2021-11-12
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, there were 65,539,737 shares of common stock, $0.0001 par value per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2021	June 30, 2021
ASSETS

Current assets
Cash and cash equivalents	$45,941,677	$44,346,744
Accounts receivable, net	667,146	2,346,867
Inventory	768,005	761,639
Other receivables, net	33,864	32,850
Advances to suppliers	218,754	218,307
Prepayments	20,749	24,466
Total current assets	$47,650,195	$47,730,873

Property, plants and equipment, net	3,546,228	3,629,905
Intangible assets, net	1,842,765	1,963,516
Construction in progress	562,059	560,910
Prepayments – Non-Current	-	-
Deferred tax assets	2,939	2,933
Total assets	$53,604,186	$53,888,137

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued expenses	$(76,453)	$406,821
Other payables	69,521	81,449
Advances from customers	180,978	150,504
Related party debts	8,124,138	8,079,761
Wages payable	185,898	218,602
Taxes payable	274,008	176,359
Total current liabilities	$8,758,090	$9,113,496

Equity
Common stock, ($0.0001 par value per share, 300,000,000 shares authorized, 65,539,737 and 65,539,737 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively)	6,554	6,554
Additional paid-in capital	521,987	521,987
Accumulated other comprehensive income	2,249,637)	2,156,792)
Statutory reserves	38,679	38,679
Retained earnings	42,029,239	42,050,629
Total stockholders’ equity	$44,846,096	$44,774,641

Total liabilities and equity	$53,604,186	$53,888,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended
	September 30, 2021	September 30, 2020

REVENUE	$266	$2,192,082

COST OF GOODS SOLD	(1,744)	(951,780)

GROSS PROFIT (LOSS)	(1,478)	1,240,302

OPERATING EXPENSES
Selling, general and administrative expenses	255,073	200,332
Depreciation and amortization expenses	179,950	157,872
Total operating expenses	435,023	358,204

INCOME (LOSS) FROM OPERATIONS	(436,501)	882,098

OTHER INCOME/(EXPENSES)
Interest income	41,034	32,103
Interest expenses	-	-
Other expenses, net	481,302	(58)
Bank charges	(165)	(258)
Total other income, net	522,171	31,787

INCOME BEFORE INCOME TAXES	85,670	913,885

Provision for income taxes	(107,057)	(274,193)

NET INCOME (LOSS)	(21,387)	639,692

Foreign currency translation adjustment	92,842	1,646,630)

COMPREHENSIVE INCOME (LOSS)	$71,455	$2,286,322

Net income (loss) per share:

Basic & diluted earnings per share	$(0.0003)	$0.0098

Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	65,539,737	65,539,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Shares		Additional Paid-in	Retained	Statutory	Accumulated Other Comprehensive	Total Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Reserve	Income (loss)	Equity	Interest	Equity

Balance, June 30, 2020	65,539,737	$6,554	$521,987	40,759,507	38,679	(1,658,741)	39,667,986	-	39,667,986

Net income	-	-	-	639,692	-	-	639,692	-	639,692
Other comprehensive loss - Translation adjustment	-	-	-	-	-	1,639,820	1,639,820	-	1,639,820
Balance, September 30, 2020	65,539,737	$6,554	$521,987	$41,399,199	$38,679	$(18,921)	$41,947,498	$-	$41,947,498

Balance, June 30, 2021	65,539,737	6,554	521,987	42,050,629	38,679	2,156,792	44,774,641	-	44,774,641

Net income				(21,387)			(21,387)		(21,387)

Other comprehensive loss - Translation adjustment						92,842	92,842		92,842
Balance, September 30, 2021	65,539,737	6,554	521,987	42,029,242	38,679	2,249,634	44,846,096	-	44,846,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	September 30,	September 30,
	2021	2020
Cash Flows from Operating Activities
Net income (loss) from operations	$(21,387)	$639,692
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expenses	210,060	185,485
Provisions for doubtful accounts	(7,479)	(3,327)
Deferred taxes loss/(gain)	-	-
Changes in operating assets and liabilities,
Accounts receivable	1,646,539	241,625
Other receivables	(921)	(4,409)
Inventory	(4,677)	1,664
Advances to suppliers and prepaid expenses	3,665	18,128)
Accounts payables and accrued expenses	(471,032)	(42,085)
Advances from customers and other payables	41,259	2,004
Amounts due to related parties	813,111	32,255
Wages payable	(32,258)	31,162

Taxes payable	102,732	15,185
Net cash provided by operating activities	2,279,612	1,117,379

Cash Flows from Investing Activities
Purchases of property, plants and equipment	-	-
Expenditures in construction in progress	-	(145)
Disposal of property, plant and equipment	-	-
Net cash (used in)/provided by investing activities	-	(145)

Cash Flows from Financing Activities
Proceeds from related party debts	-	-
Net cash (used in)/provided by financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	(684,679)	1,528,940

Net increase/(decrease) in cash and cash equivalents	1,594,933	2,646,174

Cash and cash equivalents, beginning balance	44,346,744	36,072,474

Cash and cash equivalents, closing balance	45,941,677	38,718,648

Supplemental cash flow information
Cash paid for income taxes	$4,156	$239,741
Cash paid for interest expenses	$-	$-

Non-cash activities:
Loan from related party for the construction of a facility	$-	$-

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

On October 12, 2016, the four parties agreed to rescind the Supplementary Agreement and entered into a new supplementary agreement (the “New Supplementary Agreement”), pursuant to which the four parties agreed to execute the transfer of the equity interests based on the Original Agreement and the Equity Holders agreed to sell their respective equity interests in Huimeijia to Xiuzheng Pharmacy. The transfer of 100% of the equity interests of Huimeijia to the Buyer was for total cash consideration of RMB 8,000,000 (approximately $1,306,186) (the “Purchase Price”) to the Equity Holders. 40% of the Purchase Price was due within 10 business days after the signing of the New Supplementary Agreement; 40% of the Purchase Price was due within 10 business days after the completion of the changes in business registration described in the Original Agreement and Xiuzheng Pharmacy obtaining documents evidencing its ownership on Huimeijia; 15% of the Purchase Price is due within 10 business days after the transfer of all of the Assets is approved by Heilongjiang FDA; and 5% of the Purchase Price is due within 10 business days after all of the Assets have been transferred to Xiuzheng Pharmacy or its designee, and Humankind and Mr. Xin Sun have instructed Xiuzheng Pharmacy to complete three-batches production of all forms of the drugs included in the Assets. As of the date of this report, 80% of the Purchase Price has been paid, the Company has completed changes in its business registration, and Xiuzheng Pharmacy has obtained a business license issued by the local State Administration of Industry and Commerce in Harbin (“Harbin SAIC”) to Huimeijia, in which the ownership of Huimeijia has been recorded as held by Xiuzheng Pharmacy, with Harbin SAIC and the legal representative (a person that is authorized to take most of the corporate actions on behalf of a company under the corporate laws in China) of Huimeijia has been appointed by the Buyer.

China Health US, China Health HK, Humankind and HLJ Huimeijia are collectively referred herein to as the “Company.”

As of September 30, 2021, the Company’s corporate structure was as follows:

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and Management believes that the disclosures are sufficient so that the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021. These unaudited condensed consolidated financial statements include all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and the results of operations of the Company. All such adjustments are of a normal and recurring nature. The results of operations of the Company for the three months ended September 30, 2021 may not be indicative of results that may be expected for the year ended June 30, 2022.

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

As of September 30, 2021 and June 30, 2021, the Company’s uninsured bank balances were mainly maintained at financial institutions located in the PRC and Hong Kong. The uninsured bank balances were $45,941,677 and $44,346,744 as of September 30, 2021 and June 30, 2021, respectively. The Company had no insured bank balances as of September 30, 2021 and June 30, 2021.

Accounts Receivable

Accounts receivable is recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business, but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on Management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. From November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales agents. As of September 30, 2021 and June 30, 2021, the balances of accounts receivable were $719,977and $2,407,261, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts, and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. The Company has determined that an allowance of $52,831 and $60,394 was appropriate as of September 30, 2021 and June 30, 2021, respectively.

Advances to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials or to service providers for services relating to construction plans for its plants, equipment and production lines for GMP upgrading, and records these payments as advances to suppliers. As of September 30, 2021 and June 30, 2021, advances to suppliers amounted to $218,754 and $218,307, respectively.

Inventory

Inventory consists of raw materials, work in progress, and finished goods or manufactured products.

Inventory is stated at the lower of either cost or market value and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other subsidiaries of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor costs and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory, as well as inventory the value of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. The inventory allowance in the amounts of $nil and $nil were provided for as of September 30, 2021 and June 30, 2021, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment”, and FASB ASC Topic 205, “Presentation of Financial Statements”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve Management’s estimates on asset useful life and future cash flows. Actual useful life and cash flows could be different from those estimated by Management, which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. As of September 30, 2021 and June 30, 2021, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other”. Intangible assets deemed to have indefinite life are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve Management’s estimates of asset useful life and future cash flows. Significant judgment of Management is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, the Company could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets, for the three months ended September 30, 2021 and 2020.

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

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by Management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, there was no impairments recorded for construction in progress, for the three months ended September 30, 2021 and 2020.

Revenue Recognition

The Company recognizes revenue at the amount to which it expects to be entitled when control of the products or services is identified in any contract and transferred to its customers. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products or services are transferred to its customers while performance obligation are completed. For most of the Company’s products net sales, control transfers when products are shipped and transaction price are determined. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when control of the products or services is transferred to its customers that reflects the performance obligations are properly allocated with transaction price and satisfied in the contract. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience for the three months ended September 30, 2021 and 2020, respectively.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 16% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 16% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. As of September 30, 2021 and June 30, 2021, VAT payables were $33,102 and $34,697, respectively.

Sales-Related Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual aggregate VAT paid by the Company as taxes for the purposes of maintaining and building cities and educational facilities, which fees are included as sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. Sales-related taxes were $nil and $23,160 for the three months ended September 30, 2021 and 2020, respectively.

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

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the three months ended September 30, 2021 and 2020, the Company had no potential dilutive common stock equivalents outstanding.

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

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable was $719,977 and $2,407,261, net of allowances for doubtful accounts amounting to $52,831 and $60,394, as of September 30, 2021 and June 30, 2021, respectively.

NOTE 4 - INVENTORY

Inventory consisted of following:

	September 30,	June 30,
	2021	2021
Raw Materials	$93,918	$251,989
Supplies and Packing Materials	221,477	93,452
Work-in-Progress	311,797	273,924
Finished Goods	140,813	142,274
Total	$768,005	$761,639

The inventory allowance in the amounts of $nil and $nil was provided for as of September 30, 2021 and June 30, 2021, respectively.

NOTE 5 - CONSTRUCTION IN PROGRESS

Construction in progress from the continuing operations of the Company consisted of the following:

	September 30,	June 30,
	2021	2021
Plant - HLJ Huimeijia	$562,059	$560,910
Factory Maintenance - Humankind	-	-
Total	$562,059	$560,910

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for construction of the HLJ Huimeijia plant. The estimated total cost of construction was approximately $1.86 million (RMB 12,800,000). As of September 30, 2021, 75.8% of construction has been completed, $1,505,827 (RMB 9,702,644) has been recorded as costs of construction in progress and construction in progress at an amount of $986,555 (RMB 6,356,767) has been completed and converted into property, plant and equipment.

NOTE 6 - PROPERTY, PLANTS AND EQUIPMENT

Property, plants and equipment consisted of the following:

	September 30,	June 30,
	2021	2021
Building, Warehouses and Improvements	$4,102,492	$4,094,105
Machinery and Equipment	1,904,880	1,900,986
Office Equipment	81,458	81,291
Vehicles	226,418	225,955
Others	1,000,720	998,674
Less: Accumulated Depreciation	(3,769,740)	(3,671,106)
Total	$3,546,228	$3,629,905

Depreciation expenses was $88,654 and $69,226 for the three months ended September 30, 2021 and 2020, respectively. Depreciation expenses charged to operations was $55,687 and $41,613 for the three months ended September 30, 2021 and 2020, respectively. Depreciation expenses charged to cost of goods sold was $ nil and $27,613 for the three months ended September 30, 2021 and 2020, respectively.

NOTE 7 - INTANGIBLE ASSETS

The following is a summary of intangible assets from the continuing operations of the Company:

	September 30, 2021	June 30, 2021
Land Use Rights – Humankind	$983,640	$981,630
Health Supplement Product Patents – Humankind	4,655,927	4,646,408
Pharmaceutical Patents - HLJ Huimeijia	405,713	404,883
Land Use Rights - HLJ Huimeijia	672,795	671,419
Less: Accumulated Amortization	(4,875,310)	(4,740,824)
Total	$1,842,765	$1,963,516

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

Amortization expenses was $121,406 and $116,259 for the three months ended September 30, 2021 and 2020, respectively.

NOTE 8 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun, consisted of the following:

	September 30, 2021	June 30, 2021
Mr. Xin Sun	$8,087,847	$8,043,544
Mr. Kai Sun	36,291	36,217
Total	$8,124,138	$8,079,761

These loans are unsecured, non-interest bearing, and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun is a PRC citizen and a family member of Mr. Xin Sun, the CEO of the Company.

NOTE 9 - INCOME TAXES

(a) Corporate income taxes

United States

China Health US was organized in the United States. China Health US had no taxable income for US income tax purposes for the three months ended September 30, 2021 and 2020. As of September 30, 2021, China Health US had a net operating loss carry forward for United States income tax purposes. Net operating loss carry forwards are available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and the continued losses of its US entity. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the three months ended September 30, 2021 and 2020. Management reviews this valuation allowance periodically and makes adjustments accordingly.

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

The provision for income taxes of the Company consisted of the following for the three months ended September 30, 2021 and 2020:

	For the Three Months Ended
	September 30,
	2021		2020
Current provision:
USA	$		$-
PRC		107,057	274,193
Total current provision		107,057	274,193
Deferred provision:
USA		-	-
PRC		-	-
Total deferred provision		-	-
Total provision for income taxes		$107,057	$274,193

Significant components of deferred tax assets of the Company were as follows:

	September 30,	June 30,
	2021	2021
Deferred tax assets
Net operating loss carry forward	$1,070,790	$1,018,253
Allowances for doubtful accounts	(13,208)	(15,100)
Valuation allowance	(1,056,758)	(1,000,220)
Total	$824	$2,933

(b) Uncertain tax positions

There were no unrecognized tax benefits as of September 30, 2021 and June 30, 2021. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the three months ended September 30, 2021 and 2020, the Company did not incur any interest or penalties arising from its tax payments.

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

For the three months ended September 30, 2021 and 2020, the Company did not have potential dilutive shares. The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended
	September 30,
	2021	2020

Net income (loss)	$(21,387)	$639,692

Net income (loss) per share:

Net income (loss) per share basic & diluted	(0.0003)	0.0098

Weighted average shares outstanding:
Basic & diluted	65,539,737	65,539,737

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

The Company had no rental commitment as of September 30, 2021.

NOTE 12 - MAJOR SUPPLIERS AND CUSTOMERS

For the three months ended September 30, 2021, the Company had no suppliers due to them being temporarily out of production.

For the three months ended September 30, 2020, the Company had three suppliers that in the aggregate accounted for 78% of the Company’s purchases, with each supplier accounting for 39%, 23%, and 16%, respectively.

For the three months ended September 30, 2021, the Company had no customers due to the enterprise transformation and the COVID-19.

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

The following tables present summary information by segment for the three months ended September 30, 2021 and 2020, respectively:

	For the Three Months Ended September 30, 2021				For the Three Months Ended September 30, 2020
	HLJ				HLJ
	Huimeijia	Humankind	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$266	$-	$-	$266	$11,997	$2,180,085	$-	$2,192,082
Cost of revenues	(1,744)	-	-	(1,744)	49,330	902,450	-	951,780
Gross profit (loss)	(1,478)	-	-	(1,478)	(37,333)	1,277,635	-	1,240,302
Interest income	3	41,030	1	41,034	2	32,099	2	32,103
Depreciation and amortization	15,479	164,471	-	179,950	26,461	131,411	-	157,872
Income tax	-	107,057	-	107,057	-	274,193	-	274,193
Net income (loss)	(73,353)	202,773	(150,807)	(21,387)	(106,815)	747,851	(1,344)	639,692
Total capital expenditures	-	-	-	-	145	-	-	145
Total assets	$3,423,241	$51,664,803	$(1,483,858)	$53,604,186	$3,385,549	$48,586,587	$(1,081,979)	$50,890,157

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

We have developed the following products that are derived from hemp and obtained business license to manufacture and sell these products. We began to sell these products since May 2018. Hemp Oil, Hemp Protein Powder, Hemp Polypeptide and Collagen Peptide are sold through Humankind, Other cosmetics are sold through HLJ Huimeijia. The revenue of the Hemp Oil, Hemp Protein Powder, Hemp Polypeptide and Collagen Peptide accounted for 0.00% and 99.46% for the three-month periods ended September 30, 2021 and 2020, respectively.

Serial No.	Name
1	Hemp Oil
2	Hemp Protein Powder
3	Hemp Polypeptide
4	Collagen Peptide
5	Natural Hemp Essence Repair Lotion
6	Natural Hemp Revitalizing Essence
7	Natural Hemp Anit-aging Brightening Eye Cream
8	Natural Hemp Frozen Age Nourishing Cream

Our business is conducted through our sales agents and sales personnel. We sell our products directly to end customers through our own sales personnel as well as our sales agents, operating primarily in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing and Gansu, where most of our revenues are generated. Sales by agents in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing, and Gansu provinces accounted for 0%, 0%, 0%, 0%, 0%, and 0% of our total sales, respectively, for the three months ended September 30, 2021. Although we do not currently sell our products online, we expect to do so in the future.

Results of Operations

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

The following table summarizes the top lines of the results of our operations for the three months ended September 30, 2021 and 2020, respectively:

	September 30,	September 30,
	2021	2020	Variance	%
Revenues	$266	$2,192,082	$(2,191,816)	(99.99)%
Humankind	0	2,180,085	(2,180,085)	(100.00)%
HLJ Huimeijia	266	11,997	(11,731)	(97.78)%
Cost of Goods Sold	$1,744	$951,780	$(950,036)	(99.82)%
Humankind	0	902,450	(902,450)	(100.00)%
HLJ Huimeijia	1,744	49,330	(47,586)	(96.46)%
Gross Profit	$(1,478)	$1,240,302	$(1,241,780)	(100.12)%
Humankind	0	1,277,635	(1,277,635)	(100.00)%
HLJ Huimeijia	(1,478)	(37,333)	35,855	(96.04)%

Revenue

Total revenues decreased by $2,191,816 or 99.99% for the three months ended September 30, 2021, as compared to the same period in 2020. The decrease in revenues was primarily due to a decrease of $2,180,085 or 100.00% in Humankind’s revenues. A decrease of $11,731 also happened in HLJ Huimeijia’s revenues for the three months ended September 30, 2021 as compared to the same period in 2020. The decrease in Humankind’s sales revenues was primarily due to Humankind’s enterprise transformation, also sales were not smooth under COVID-19.

Our total cost of goods sold decreased by $950,036 or 99.82% for the three months ended September 30, 2021 as compared to the same period in 2020. This decrease was mainly due to the COVID-19 spread world-wide, Humankind was temporarily out of production.

Our gross margin decreased by $1,241,780 or 100.12% for the three months ended September 30, 2021 as compared to the same period in 2020. This change was consistent with the change of sales and costs in Humankind. The decrease in gross profit was primarily due to the enterprise transformation and the COVID-19.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product lines for the three months ended September 30, 2021 and 2020 respectively:

	September 30, 2021			September 30, 2020
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Hemp Oil	0	$0	0.00%	38,004	$758,495	34.23%
Collagen Peptide	0	0	0.00%	19,132	229,142	10.34%
Hemp Polypeptide	0	0	0.00%	37,076	740,029	33.41%
Hemp Protein Powder	0	0	0.00%	39,707	475,579	21.47%
HLJ Huimeijia
Muskiness Bone Strengthener Paste	223	18.30	6.87%	38,001	4,990	0.23%
Dampness dispelling pain ointment	1,852	151.99	57.05%	18,663	2,439	0.11%
Refining Cream dogskin	788	64.67	24.28%	15,050	1,974	0.09%
Indometacin and Furazolidone Suppositories	383	31.43	11.80%	19,690	2,595	0.12%
ShangBiTongDing	-	-	-%	-	-	-%
Enema Glycerini	-	-	-%	-	-	-%
Essence repair liquid	-	-	-%	-	-	-%
Total	3,246	$266.39	100.00%	225,323	$2,215,243	100.00%

Operating Expenses

The following table summarizes our operating expenses for the three months ended September 30, 2021 and 2020, respectively:

	September 30, 2021	September 30, 2020	Variance	%
Operating Expenses
Selling, general and administrative	$255,073	$200,332	$54,741	27.33%
Depreciation and amortization	179,950	157,872	22,078	13.98%
Total Operating Expenses	$435,023	$358,204	$76,819	21.45%

Total operating expenses for the three months ended September 30, 2021 were $76,819 or 21.45% higher than those in the corresponding period in 2020. The increase in operating expenses was primarily attributable to increase of $54,741 or 27.33% in selling general and administrative expenses; and $22,078 or 13.98% in depreciation and amortization. The increase in depreciation and amortization was mainly due to most of the depreciation expense was absorbed in operating expense as Humankind was temporarily out of production.

Interest Income and Interest Expense

Interest income was $41,034 for the three months ended September 30, 2021, as compared to $32,103 for the three months ended September 30, 2020. This increase of $8,931, or 28%, was mainly due to the increased average balance of bank deposits compared with the same period of 2021 with 2020.

Interest expense was $nil for the three months ended September 30, 2021, as compared to $nil for the three months ended September 30, 2020.

Income Taxes

Income taxes decreased by $167,136, or 61%, from $274,193 for the three months ended September 30, 2020 to $107,057 for the three months ended September 30, 2021. The decrease in income taxes was mainly due to the decrease of the Company’s gross profit in the amount of $1,241,780, from the gross profit of $1,240,302 for the three months ended September 30, 2020 to the gross loss of $1,478 for the three months ended September 30, 2021.

Net Income and Net Income Per Share

Net loss was $21,387 for the three months ended September 30, 2021, as compared to $639,692 net income for the three months ended September 30, 2020. This decrease of $661,079 in net income was primarily attributable to a decrease of sales and profits in Humankind.

Net loss per share was $0.0003 for the three months ended September 30, 2021 and $0.0098 net profit per share for the three months ended September 30, 2020, respectively. This decrease was primarily a result of the aforementioned decrease in net profit.

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

The following table summarizes our cash and cash equivalents positions, our working capital, and our cash flow activities as of September 30, 2021 and June 30, 2021 and for the three months ended September 30, 2021 and 2020:

	September 30, 2021	June 30, 2021
Cash and cash equivalents	$45,941,677	$44,346,744
Working capital	$38,892,105	$38,617,377
Inventories	$768,005	$761,639

	For the Three Months ended September 30,
	2021	2020
Cash provided by (used in):
Operating activities	$2,279,612	$1,117,379
Investing activities	$-	$(145)
Financing activities	$-	$-

For the three months ended September 30, 2021, our net increase in cash and cash equivalents totaled $1,594,933, which total was comprised of net cash provided by operating activities in the amount of $2,279,612 and the effect of prevailing exchange rates on our cash position of $(684,679).

For the three months ended September 30, 2020, our net decrease in cash and cash equivalents totaled $2,646,174, which total was comprised of net cash provided by operating activities in the amount of $1,117,379, net cash used in investing activities in the amount of $145 and the effect of prevailing exchange rates on our cash position of $1,528,940.

Our working capital at September 30, 2021 was $38,892,105, compared to working capital of $38,617,377 at June 30, 2021. This increase of $274,728 or 0.71% was primarily attributable to the decrease of accounts payable and accrued expenses in the amount of $483,274 offset by $80,678 reduction in current assets; $44,377 and $97,649 increase in related arty debts and taxes payable..

Net cash provided by operating activities was $2,279,612 for the three months ended September 30, 2021, primarily attributable to net loss in the amount of $21,387 with adjustments of $210,060 of depreciation and amortization expenses, a decrease of accounts receivable in the amount of $1,646,538, increase of amounts due to related parties in the amount of $813,111 which offset by the decrease of accounts payables and accrued expenses in the amount of $471,032. The negative effect of exchange rate changes on cash and cash equivalents in the amount of $684,679 for the three months ended September 30, 2021 was mainly a result of the effect of the valuation of the RMB against the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 6.4566 to 1 and 6.4434 to 1 as of June 30, 2021 and September 30, 2021, respectively, and the average exchange rate from USD to RMB was 6.4699 for the three months ended September 30, 2021.

Net cash provided by operating activities was $1,117,379 for the three months ended September 30, 2020, primarily attributable to net income in the amount of $639,692 and a decrease of accounts receivable in the amount of $241,625. Net cash used in investing activities was $145 for the three months ended September 30, 2020, primarily due to expenditures in property, plant and equipment of $145. The positive effect of exchange rate changes on cash and cash equivalents in the amount of $1,528,940 for the three months ended September 30, 2020 was mainly a result of the effect of the valuation of the RMB against the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 7.0650 to 1 and 6.7896 to 1 as of June 30, 2020 and September 30, 2020, respectively, and the average exchange rate from USD to RMB was 6.9153 for the three months ended September 30, 2020.

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

Related Party Debts

We had related party debts in the amount of $8,124,138 as of September 30, 2021, as compared to $8,079,761 as of June 30, 2021, an increase of $44,377 or 0.55%. Our related party debts mainly consist of a loan from Mr. Xin Sun, the CEO of the Company. The loan is unsecured, non-interest bearing, and has no fixed terms of repayment. There was no written agreement for the loan. See Note 8.

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

There have been no material changes during the three months ended September 30, 2021 in the Company’s significant accounting policies to those previously disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2021.

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

At the conclusion of the period ended September 30, 2021, the Company carried out an evaluation, under the supervision and with the participation of Management, including the Company’s principal executive and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Company’s principal executive and principal financial officer concluded that, due to the material weakness in the Company’s internal controls over financial reporting as discussed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2021, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Changes in Internal Controls over Financial Reporting

No changes in the Company’s internal controls over financial reporting have come to Management’s attention during the quarter ended September 30, 2021 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

/s/ Xin Sun
By:	Xin Sun
Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Date:	November 12, 2021

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).