Form 10-Q
period 2021-12-31
China Health Industries Holdings, Inc.
filed 2022-02-14
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2021

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

As of February 9, 2022, there were 65,539,737 shares of common stock, $0.0001 par value per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2021	June 30, 2021
ASSETS

Current assets
Cash and cash equivalents	$47,066,157	$44,346,744
Accounts receivable, net	49,175	2,346,867
Inventory	816,596	761,639
Other receivables, net	32,887	32,850
Advances to suppliers	221,185	218,307
Prepayments	20,980	24,466
Total current assets	$48,206,980	$47,730,873

Property, plants and equipment, net	3,495,601	3,629,905
Intangible assets, net	1,737,077	1,963,516
Construction in progress	568,304	560,910
Prepayments – Non-Current	-	-
Deferred tax assets	2,972	2,933
Total assets	$54,010,934	$53,888,137

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued expenses	$362,444	$406,821
Other payables	68,703	81,449
Advances from customers	184,061	150,504
Related party debts	8,252,532	8,079,761
Wages payable	194,732	218,602
Taxes payable	177,327	176,359
Total current liabilities	$9,239,799	$9,113,496

Equity
Common stock, ($0.0001 par value per share, 300,000,000 shares authorized, 65,539,737 and 65,539,737 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively)	6,554	6,554
Additional paid-in capital	521,987	521,987
Accumulated other comprehensive income	2,748,197	2,156,792
Statutory reserves	38,679	38,679
Retained earnings	41,455,718	42,050,629
Total stockholders’ equity	$44,771,135	$44,774,641

Total liabilities and equity	$54,010,934	$53,888,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three Months Ended		For the Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020

REVENUE	$2	$3,089,716	$268	$5,281,798

COST OF GOODS SOLD	(11)	(1,294,333)	(1,755)	(2,246,113)

GROSS PROFIT (LOSS)	(9)	1,795,383	(1,487)	3,035,685

OPERATING EXPENSES
Selling, general and administrative expenses	92,586	516,959	347,659	717,291
Depreciation and amortization expenses	180,012	152,268	359,962	310,140
Total operating expenses	(272,598)	(669,227)	(707,621)	(1,027,431)

INCOME (LOSS) FROM OPERATIONS	(272,607)	1,126,156	(709,108)	2,008,254

OTHER INCOME/(EXPENSES)
Interest income	40,598	34,300	81,632	66,403
Interest expense				-
Other income/(expenses), net	(448,420)	562	32,882	504
Bank charges	(152)	(233)	(317)	(491)
Total other income (expenses), net	(407,974)	34,629	114,197	66,416

INCOME/(LOSS) BEFORE INCOME TAXES	(680,581)	1,160,785	(594,911)	2,074,670

Provision for income taxes	107,057	(344,742)	-	(618,935)

NET INCOME (LOSS)	(573,524)	816,043	(594,911)	1,455,735

Foreign currency translation gain (loss)	498,563	1,737,361	591,405	3,377,181

COMPREHENSIVE INCOME (LOSS)	(74,961)	2,553,404	(3,506)	4,832,916
Basic & diluted earnings per share	$(0.0088)	$0.0125	$(0.0091)	$0.0222
Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	65,539,737	65,539,737	65,539,737	65,539,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020
(Unaudited)

	Common Shares		Additional Paid-in	Retained	Statutory	Accumulated Other Comprehensive Income	Total Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Reserve	(loss)	Equity	Interest	Equity

Balance, June 30, 2020	65,539,737	$6,554	$521,987	40,759,507	38,679	(1,658,741)	39,667,986	-	39,667,986

Net income	-	-	-	1,455,735	-	-	1,455,735	-	1,455,735
Other comprehensive income - Translation adjustment	-	-	-	-	-	3,377,181	3,377,181	-	3,377,181
Balance, December 31, 2020	65,539,737	$6,554	$521,987	$42,215,242	$38,679	$1,718,440	$44,500,902	$-	$44,500,902

Balance, June 30, 2021	65,539,737	6,554	521,987	42,050,629	38,679	2,156,792	44,774,641	-	44,774,641

Net loss	-	-	-	(594,911)	-	-	(594,911)	-	(594,911)

Other comprehensive income - Translation adjustment	-	-	-	-	-	591,405	591,405	-	591,405
Balance, December 31, 2021	65,539,737	$6,554	$521,987	$41,455,718	$38,679	$2,748,197	$44,771,135	$-	$44,771,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020
(Unaudited)

	Common Shares		Additional Paid-in	Retained	Statutory	Accumulated Other Comprehensive Income	Total Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Reserve	(loss)	Equity	Interest	Equity

Balance, September 30, 2020	65,539,737	$6,554	$521,987	$41,399,199	$38,679	$(18,921)	$41,947,498	$-	$41,947,498

Net income	-	-	-	816,043	-	-	816,043	-	816,043
Other comprehensive income - Translation adjustment	-	-	-	-	-	1,737,361	1,737,361	-	1,737,361
Balance, December 31, 2020	65,539,737	$6,554	$521,987	$42,215,242	$38,679	$1,718,440	$44,500,902	$-	$44,500,902

Balance, September 30, 2021	65,539,737	$6,554	$521,987	$42,029,242	$38,679	$2,249,634	$44,846,096	$-	$44,846,096

Net loss	-	-	-	(573,524)	-	-	(573,524)	-	(573,524)

Other comprehensive income - Translation adjustment	-	-	-	-	-	498,563	498,563	-	498,563
Balance, December 31, 2021	65,539,737	$6,554	$521,987	$41,455,718	$38,679	$2,748,197	$44,771,135	$-	$44,771,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities
Net income	$(594,911)	$1,455,735
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expenses	359,962	447,096
Provisions for doubtful accounts	(9,274)	2,693
Deferred taxes loss/(gain)
Changes in operating assets and liabilities,
Accounts receivable	2,250,149	(529,591)
Other receivables	380	467
Inventory	(43,226)	(103,931)
Advances to suppliers and prepaid expenses	3,665	34,603
Accounts payables and accrued expenses	(47,831)	(41,111)
Advances from customers and other payables	40,781	7,275
Amounts due to related parties	855,091	860,632
Wages payable	(25,744)	91,340
Taxes payable	10,130	122,276
Net cash provided by operating activities	2,799,172	2,347,484

Cash Flows from Investing Activities
Purchases of property, plants and equipment	-	(8,389)
Expenditures in construction in progress	-	(2,977)
Disposal of property, plant and equipment	-	-
Net cash (used in)/provided by investing activities	-	(11,366)

Cash Flows from Financing Activities
Proceeds from related party debts	-	-
Net cash (used in)/provided by financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	(79,759)	2,257,503

Net increase/(decrease) in cash and cash equivalents	2,719,413	4,593,621

Cash and cash equivalents, beginning balance	44,346,744	36,072,474

Cash and cash equivalents, closing balance	47,066,157	40,666,095

Supplemental cash flow information
Cash paid for income taxes	$-	$568,598
Cash paid for interest expenses	$-	$-

Non-cash activities:
Loan from related party for the construction of a facility	$-	$-

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

On December 31, 2008, China Health HK entered into a reverse merger with Universal Fog, Inc., a U.S. publicly traded shell company (the “Transaction”). China Health HK is the acquirer in the Transaction, and the Transaction has been treated as a recapitalization of China Health US. After the Transaction and a 20:1 reverse stock split, Mr. Xin Sun owned 61,203,088 shares of common stock, representing 98.3% of the 62,234,737 total outstanding shares of common stock of China Health US. On April 7, 2009, Mr. Sun transferred 28,200,000 shares of common stock to 296 individuals, leaving him with 33,003,088 shares of common stock of China Health US, or approximately 53.03% of the total outstanding shares of common stock. Universal Fog, Inc. changed its name to China Health Industries Holdings, Inc. (“China Health US”) on February 19, 2009.

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

As of December 31, 2021, the Company’s corporate structure was as follows:

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and Management believes that the disclosures are sufficient so that the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021. These unaudited condensed consolidated financial statements include all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and the results of operations of the Company. All such adjustments are of normal and recurring nature. The results of operations of the Company for the six months ended December 31, 2021 may not be indicative of results that may be expected for the year ended June 30, 2022.

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

Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, credit risk, etc.

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

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors, including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For some financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant discretion of Management. For other financial instruments, pricing inputs are less observable in the market and may require judgment of Management.

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

As of December 31, 2021 and June 30, 2021, the Company’s uninsured bank balances were mainly maintained at financial institutions located in the PRC and Hong Kong. The uninsured bank balances were $47,066,157 and $44,346,744 as of December 31, 2021 and June 30, 2021, respectively. The Company had no insured bank balances as of December 31, 2021 and June 30, 2021.

Accounts Receivable

Accounts receivable is recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business, but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on Management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. From November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales agents. As of December 31, 2021 and June 30, 2021, the balances of accounts receivable were $100,728 and $2,407,261, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts, and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. The Company has determined that an allowance of $51,553 and $60,394 was appropriate as of December 31, 2021 and June 30, 2021, respectively.

Advances to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials or to service providers for services relating to construction plans for its plants, equipment and production lines for Good Manufacturing Practice (“GMP”) upgrading, and records these payments as advances to suppliers. As of December 31, 2021 and June 30, 2021, advances to suppliers amounted to $221,185 and $218,307, respectively.

Inventory

Inventory consists of raw materials, work in progress, and finished goods or manufactured products.

Inventory is stated at the lower of either cost or market value and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. Other subsidiaries of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor costs and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory, as well as inventory the value of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. The inventory allowance in the amounts of $nil and $nil were provided for as of December 31, 2021 and June 30, 2021, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment”, and FASB ASC Topic 205, “Presentation of Financial Statements”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve Management’s estimates on asset useful life and future cash flows. Actual useful life and cash flows could be different from those estimated by Management, which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. As of December 31, 2021 and June 30, 2021, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

Property, Plants and Equipment

Property, plants and equipment are carried at the lower of either cost or fair value. Maintenance, repairs and minor renewals are expensed as incurred, and major renewals and improvements that extend the life or increase the capacity of plant assets are capitalized.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other”. Intangible assets deemed to have indefinite life are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve Management’s estimates of asset useful life and future cash flows. Significant judgment of Management is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, the Company could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets, for the six months ended December 31, 2021 and 2020, respectively.

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

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by Management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, there was no impairment recorded for construction in progress, for the six months ended December 31, 2021 and 2020, respectively.

Revenue Recognition

The Company recognizes revenue in the amount to which it expects to be entitled when control of the products or services is transferred to its customers based on any contract. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products or services are transferred to its customers while performance obligation are completed. For most of the Company’s products net sales, control transfers when products are shipped and transaction price are determined. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when control of the products or services is transferred to its customers that reflects the performance obligations are properly allocated and satisfied with transaction price. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience for the six months ended December 31, 2021 and 2020, respectively.

Cost of Goods Sold

Cost of goods sold consists primarily of the costs of raw materials, freight charges, direct labor, depreciation of plants and machinery, warehousing and overhead costs associated with the manufacturing process, and commission expenses.

Income Taxes

The Company adopts FASB ASC Topic 740 (“ASC 740”), “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize the benefits or that future deductibility is uncertain.

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

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to changes as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability may be materially different from the Company’s estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities or deferred tax asset valuation allowance.

Enterprise Income Tax

Under the Law of the People’s Republic of China on Enterprise Income Tax (the “EIT Law”), income tax is payable by enterprises at a rate of 25% of their taxable income.

Value Added Tax

The Provisional Regulations of the PRC Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994, and revised on January 1, 2009. Under the regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax (“VAT”) is imposed on goods sold in, or imported into, the PRC and on processing, repair and replacement services provided within the PRC.

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 16% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 16% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. As of December 31, 2021 and June 30, 2021, VAT payables were $32,810 and $34,697, respectively.

Sales-Related Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual aggregate VAT as taxes for the purposes of maintaining and building cities and educational facilities, included as sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. Sales-related taxes were $nil and $55,070 for the six months ended December 31, 2021 and 2020, respectively.

Concentrations of Business and Credit Risks

All of the Company’s manufacturing is located in the PRC. There can be no assurance that the Company will be able to successfully continue to manufacture its products and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows. Moreover, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general economic conditions, prices of raw materials, competition, governmental and political conditions, and changes in regulations. Since the Company is dependent on trade in the PRC, the Company is subject to various additional political, economic and other uncertainties. Among other risks, the Company’s operations will be subject to the risks of restrictions on transfer of funds, domestic customs, changing taxation policies, foreign exchange restrictions, and political and governmental regulations. The Company operates in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between USD and the Chinese currency RMB. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting periods.

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the six months ended December 31, 2021 and 2020, the Company had no potential dilutive common stock equivalents outstanding.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The main objective of the standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In issuing this standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. The standard is applicable to loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, loan commitments and certain other off-balance sheet credit exposures, debt securities (including those held-to-maturity) and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The CECL model does not apply to available-for-sale debt securities. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities. Accordingly, the new methodology will be utilized when assessing the Company’s financial instruments for impairment. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. ASU 2016-13 is effective for years beginning after December 15, 2019, including interim periods within those fiscal years under a modified retrospective approach. Early adoption is permitted for the periods beginning after December 15, 2018. The Company adopted the guidance from July 1, 2020. The Company finalized its analysis and determined that the adoption of this guidance has no material impact on the Company’s consolidated financial statements and its internal controls over financial reporting.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which modifies the disclosure requirements on fair value measurements, including removing the requirement to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels and (3) the valuation processes for Level 3 fair value measurements. ASU 2018-13 also added new disclosures including the requirement to disclose (a) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2019 and early adoption is permitted. This standard will only impact the disclosures pertaining to fair value measurements. The Company adopted the guidance from July 1, 2020. The Company finalized its analysis and determined that the adoption of this guidance has no material impact on the Company’s consolidated financial statements and its internal controls over financial reporting.

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable were $100,728 and $2,407,261, and net of allowances for doubtful accounts amounted to $51,553 and $60,394, as of December 31, 2021 and June 30, 2021, respectively.

NOTE 4 - INVENTORY

Inventory consisted of following:

	December 31,	June 30,
	2021	2021
Raw Materials	$223,937	$251,989
Supplies and Packing Materials	94,916	93,452
Work-in-Progress	355,365	273,924
Finished Goods	142,378	142,274
Total	$816,596	$761,639

The inventory allowance in the amounts of $nil and $nil was provided for as of December 31, 2021 and June 30, 2021, respectively.

NOTE 5 - CONSTRUCTION IN PROGRESS

Construction in progress from the continuing operations of the Company consisted of the following:

	December 31,	June 30,
	2021	2021
Plant - HLJ Huimeijia	$568,304	$560,910
Total	$568,304	$560,910

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for construction of the HLJ Huimeijia plant. The estimated total cost of construction was approximately $1.86 million (RMB 12,800,000). As of December 31, 2021, 75.8% of construction has been completed, $1,522,557 (RMB 9,702,644) has been recorded as costs of construction in progress and construction in progress at an amount of $997,515 (RMB 6,356,767) has been completed and converted into property, plant and equipment.

NOTE 6 - PROPERTY, PLANTS AND EQUIPMENT

Property, plants and equipment consisted of the following:

	December 31,	June 30,
	2021	2021
Building, Warehouses and Improvements	$4,148,071	$4,094,105
Machinery and Equipment	1,926,043	1,900,986
Office Equipment	82,363	81,291
Vehicles	228,934	225,955
Others	1,011,838	998,674
Less: Accumulated Depreciation	(3,901,648)	(3,671,106)
Total	$3,495,601	$3,629,905

Depreciation expenses were $109,956 and $209,731 for the six months ended December 31, 2021 and 2020, respectively. Depreciation expenses charged to operations were $109,956 and $72,775 for the six months ended December 31, 2021 and 2020, respectively. Depreciation expenses charged to cost of goods sold were $ nil and $136,956 for the six months ended December 31, 2021 and 2020, respectively.

NOTE 7 - INTANGIBLE ASSETS

The following is a summary of intangible assets from the continuing operations of the Company:

	December 31, 2021	June 30, 2021
Land Use Rights – Humankind	$994,568	$981,630
Health Supplement Product Patents – Humankind	4,707,655	4,646,408
Pharmaceutical Patents - HLJ Huimeijia	410,220	404,883
Land Use Rights - HLJ Huimeijia	680,270	671,419
Less: Accumulated Amortization	(5,055,636)	(4,740,824)
Total	$1,737,077	$1,963,516

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

Amortization expenses were $250,006 and $237,365 for the six months ended December 31, 2021 and 2020, respectively.

NOTE 8 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun, consisted of the following:

	December 31, 2021	June 30, 2021
Mr. Xin Sun	$8,215,837	$8,043,544
Mr. Kai Sun	36,695	36,217
Total	$8,252,532	$8,079,761

These loans are unsecured, non-interest bearing, and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun is a PRC citizen and a family member of Mr. Xin Sun, the CEO of the Company.

NOTE 9 - INCOME TAXES

(a) Corporate income taxes

United States

China Health US was organized in the United States. China Health US had no taxable income for US income tax purposes for the six months ended December 31, 2021 and 2020. As of December 31, 2021, China Health US had a net operating loss carry forward for United States income tax purposes. Net operating loss carry forwards are available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and the continued losses of its US entity. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the six months ended December 31, 2021 and 2020. Management reviews this valuation allowance periodically and makes adjustments accordingly.

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

The provision for income taxes of the Company consisted of the following for the six months ended December 31, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Current provision:
USA	$-	$-	$-	$-
PRC	(107,057)	344,742	-	618,935
Total current provision	(107,057)	344,742	-	618,935
Deferred provision:	-	-	-	-
USA	-	-	-	-
PRC	-	-	-	-
Total deferred provision	-	-	-	-
Total provision for income taxes	$(107,057)	$344,742	$-	$618,935

Significant components of deferred tax assets of the Company were as follows:

	December 31,	June 30,
	2021	2021
Deferred tax assets
Net operating loss carry forward	$1,160,034	$1,018,253
Allowances for doubtful accounts	(12,888)	(15,100)
Valuation allowance	(1,144,174)	(1,000,220)
Total	$2,972	$2,933

(b) Uncertain tax positions

There were no unrecognized tax benefits as of December 31, 2021 and June 30, 2021. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the six months ended December 31, 2021 and 2020, the Company did not incur any interest or penalties arising from its tax payments.

NOTE 10 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the six months ended December 31, 2021 and 2020, the Company had no potential dilutive common stock equivalents outstanding.

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

For the six months ended December 31, 2021 and 2020, the Company did not have potential dilutive shares. The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

Net income/(loss) attributable to China Health Industries Holdings	$(573,524)	$816,043	$(594,911)	$1,455,735

Net income/(loss) per share:
Basic & diluted	$(0.0088)	$0.0125	$(0.0091)	0.0222
Weighted average shares outstanding:
Basic & diluted	65,539,737	65,539,737	65,539,737	65,539,737

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company’s assets are located in the PRC and revenues are derived from operations in the PRC.

In terms of industry regulations and policies, the economy of the PRC has been transitioning from a planned economy to market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reforms, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in the PRC is still owned by the Chinese government. For example, all land is state owned and leased to business entities or individuals through the government’s granting of Land Use Rights. The granting process is typically based on government policies at the time of granting and can be lengthy and complex. This process may adversely affect the Company’s future manufacturing expansions. The Chinese government also exercises significant control over the PRC’s economic growth through the allocation of resources and provides preferential treatment to particular industries or companies. Uncertainties may arise with changing governmental policies and measures.

The Company faces a number of risks and challenges not typically associated with companies in North America and Western Europe, since its assets are located solely in the PRC, and its revenues are derived from its operations therein. The PRC is a developing country with an early stage market economic system, overshadowed by the state. Its political and economic systems are very different from the more developed countries and are in transition. The PRC also faces many social, economic and political challenges that may lead to major shocks, instabilities and even crises, in both its domestic arena and in its relationships with other countries, including the United States. Such shocks, instabilities and crises may in turn significantly and negatively affect the Company’s performance.

The Company had no rental commitment as of December 31, 2021.

NOTE 12 - MAJOR SUPPLIERS AND CUSTOMERS

For the six months ended December 31, 2021, the Company had no suppliers due to them being temporarily out of production.

For the six months ended December 31, 2020, the Company had three suppliers that in the aggregate accounted for 78% of the Company’s purchases, with each supplier accounting for 39%, 22%, and 17%, respectively.

For the six months ended December 31, 2021, the Company had no customers due to the enterprise Transformation and the COVID-19.

For the six months ended December 31, 2020, the Company had six customers that in the aggregate accounted for 89% of the Company’s total sales, with each customer accounting for 22%, 18%, 16%, 12%, 12%, and 9%, respectively.

NOTE 13 - SEGMENT REPORTING

The Company is organized into the following three main business segments based on the types of products being provided to customers: HLJ Huimeijia, Humankind, and “Others”. Each of the three aforementioned operating segments has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including information regarding revenue, gross margin, operating income, and net income, from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income (loss) by segments.

The following tables present summary information by segment for the three and six months ended December 31, 2021 and 2020, respectively:

	For the Three Months Ended December 31, 2021				For the Three Months Ended December 31, 2020
	HLJ				HLJ
	Huimeijia	Humankind	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$2	$-	$-	$2	$1,217	$3,088,499	$-	$3,089,716
Cost of revenues	11	-	-	11	4,330	1,290,003	-	1,294,333
Gross profit (loss)	(9)	-	-	(9)	(3,113)	1,798,496	-	1,795,383
Interest income(expense)	2	40,596	-	40,598	2	34,296	2	34,300
Depreciation and amortization	15,252	164,760	-	180,012	15,458	136,810	-	152,268
Income tax	-	(107,057)	-	(107,057)	-	344,742	-	344,742
Net income (loss)	(55,096)	(495,804)	(22,624)	(573,524)	(65,131)	1,061,740	(180,566)	816,043
Total capital expenditures	-	-		-	11,221	-	-	11,221
Total assets	$3,448,341	$52,084,902	$(1,522,309)	$54,010,934	$3,514,254	$51,798,441	$(1,313,928)	$53,998,767

	For the Six Months Ended December 31, 2021				For the Six Months Ended December 31, 2020
	HLJ				HLJ
	Huimeijia	Humankind	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$268	$-	$-	$268	$13,214	$5,268,584	$-	$5,281,798
Cost of revenues	1,755	-	-	1,755	53,660	2,192,453	-	2,246,113
Gross profit	(1,487)	-	-	(1,487)	(40,446)	3,076,131	-	3,035,685
Interest income(expense)	5	81,626	1	81,632	4	66,395	4	66,403
Depreciation and amortization	30,731	329,231	-	359,962	41,919	268,221		310,140
Income tax	-	-	-	-		(618,935)		618,935
Net income (loss)	(128,449)	(293,031)	(173,431)	(594,911)	(171,946)	1,809,591	(181,910)	1,455,735
Total capital expenditures	-	-	-	-	11,366	-	-	11,366
Total assets	$3,448,341	$52,084,902	$(1,522,309)	$54,010,934	$3,514,254	$51,798,441	$(1,313,928)	$53,998,767

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

The Company owns a GMP-certified plant and production facilities and has the capacity to produce 21 different NMPA-approved medicines, 14 NMPA-approved health supplement products and 8 hemp derivative products in soft capsule, hard capsule, tablet, granule, and oral liquid forms. These products address the needs of some key sectors in China, including the feminine, geriatric, and children’s markets.

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

We have developed the following products that are derived from hemp and obtained business license to manufacture and sell these products. We began to sell these products since May 2018. Hemp Oil, Hemp Protein Powder, Hemp Polypeptide and Collagen Peptide are sold through Humankind, other cosmetics are sold through HLJ Huimeijia. The revenue of the Hemp Oil, Hemp Protein Powder, Hemp Polypeptide and Collagen Peptide accounted for 0.00% and 99.75% for the six-month periods ended December 31, 2021 and 2020, respectively.

Serial No.	Name
1	Hemp Oil
2	Hemp Protein Powder
3	Hemp Polypeptide
4	Collagen Peptide
5	Natural Hemp Essence Repair Lotion
6	Natural Hemp Revitalizing Essence
7	Natural Hemp Anti-aging Brightening Eye Cream
8	Natural Hemp Frozen Age Nourishing Cream

Our business is conducted through our sales agents and sales personnel. We sell our products directly to end customers through our own sales personnel as well as our sales agents, operating primarily in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing and Gansu, where most of our revenues are generated. Sales by agents in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing, and Gansu provinces accounted for $nil of our total sales, respectively, for the six months ended December 31, 2021. The decrease in Humankind’s sales revenues was primarily due to Humankind’s enterprise transformation. The company is using existing materials researching and developing new products. Due to the COVID-19, the research process is slow and unpredictable, which could be completed by the end of calendar year of 2022 (“Transformation”). Although we do not currently sell our products online, we expect to do so in the future.

Results of Operations

Three months ended December 31, 2021 compared to the three months ended December 31, 2020

The following table summarizes the top lines of the results of our operations for the three months ended December 31, 2021 and 2020, respectively:

	December 31,	December 31,
	2021	2020	Variance	%
Revenues	$2	$3,089,716	$(3,089,714)	(100.00)%
Humankind		3,088,499	(3,088,499)	(100.00)%
HLJ Huimeijia	2	1,217	(1,215)	(99.84)%
Cost of Goods Sold	$11	$1,294,333	$(1,294,322)	(100.00)%
Humankind		1,290,003	(1,290,003)	(100.00)%
HLJ Huimeijia	11	4,330	(4,319)	(99.75)%
Gross Profit	$(9)	$1,795,383	$(1,795,392)	(100.00)%
Humankind		1,798,496	(1,798,496)	(100.00)%
HLJ Huimeijia	(9)	(3,113)	3,104	(99.71)%

Revenue

Total revenues decreased by $3,089,714 or 100.00% for the three months ended December 31, 2021, as compared to the same period in 2020. The decrease in revenues was primarily due to a decrease of $3,088,499 or 100.00% in Humankind’s revenues, and a decrease of $1,215 in HLJ Huimeijia’s revenues for the three months ended December 31, 2021 as compared to the same period in 2020. The decrease in Humankind’s sales revenues was primarily due to Humankind’s enterprise was under transformation, also sales were not smooth under COVID-19 epidemic.

Our total cost of goods sold decreased by $1,294,322 or 100.00% for the three months ended December 31, 2021 as compared to the same period in 2020. The decrease in Humankind’s sales revenues was primarily due to Humankind’s enterprise was under transformation, also sales were not smooth under COVID-19 epidemic.

Our gross margin decreased by $1,795,392 or 100.00% for the three months ended December 31, 2021 as compared to the same period in 2020. This decrease was mainly due to the COVID-19 spread world-wide, Humankind was temporarily out of production.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product lines for the three months ended December 31, 2021 and 2020 respectively:

	December 31, 2021			December 31, 2020
	Quantity	Sales	% of	Quantity	Sales	% of
	(Unit)	US$	Sales	(Unit)	US$	Sales
Humankind
Hemp Oil	-	$-	-%	51,329	$1,070,558	34.29%
Collagen Peptide	-	-	-%	26,545	332,184	10.64%
Hemp Polypeptide	-	-	-%	45,876	958,210	30.70%
Hemp Protein Powder	-	-	-%	60,773	759,458	24.33%
HLJ Huimeijia
Muskiness Bone Strengthener Paste	-	-	-%	1,480	336	0.01%
Dampness dispelling pain ointment	-	-	-%	975	296	0.01%
Refining Cream dogskin	-	-	-%	800	146	0.01%
Indometacin and Furazolidone Suppositories	-	-	-%	1,645	438	0.01%
ShangBiTongDing	-	-	-%	-	-	-%
Total	-	$-	-%	189,423	$3,121,626	100.00%

Operating Expenses

The following table summarizes our operating expenses for the three months ended December 31, 2021 and 2020, respectively:

	December 31, 2021	December 31, 2020	Variance	%
Operating Expenses
Selling, general and administrative	$92,586	$516,959	$(424,373)	(82.09)%
Depreciation and amortization	180,012	152,268	27,744	18.22%
Total Operating Expenses	$272,598	$669,227	$(396,629)	(59.27)%

Total operating expenses for the three months ended December 31, 2021 were $396,629 or 59.27% lower than those in the corresponding period in 2020. The decrease in operating expenses was primarily attributable to decrease of $424,373 or 82.09% in selling, general and administrative expenses. The decrease in selling, general and administrative expenses was mainly due to lower staff cost.

Interest Income and Interest Expense

Interest income was $40,598 for the three months ended December 31, 2021, as compared to $34,300 for the three months ended December 31, 2020. This increase of $6,298, or 18%, was mainly due to the increased average balance of bank deposits compared with the same period of 2020.

Interest expense was $nil for the three months ended December 31, 2021 and for the three months ended December 31, 2020.

Income Taxes

Income taxes decreased by $451,799, or 131%, from $344,742 for the three months ended December 31, 2020 to positive $107,057 for the three months ended December 31, 2021. The decrease in income taxes was mainly due to the decrease of the Company’s gross profits in the amount of $1,795,392, from the gross profits of $1,795,383 for the three months ended December 31, 2020 to the gross loss of $9 for the three months ended December 31, 2021.

Net Income (loss) and Net Income (loss) Per Share

Net loss was $573,524 for the three months ended December 31, 2021, as compared to $816,043 net income for the three months ended December 31, 2020. This decrease of $1,389,567 in net income was primarily attributable to a decrease of sales and profits in Humankind.

Net loss per share was $0.0088 for the three months ended December 31, 2021 and $0.0125 net income per share for the three months ended December 31, 2020, respectively. This net loss per share was primarily a result of the aforementioned decrease in net profits.

Six months ended December 31, 2021 compared to the six months ended December 31, 2020

The following table summarizes the top lines of the results of our operations for the six months ended December 31, 2021 and 2020, respectively:

	December 31,	December 31,
	2021	2020	Variance	%
Revenues	$268	$5,281,798	$(5,281,530)	(99.99)%
Humankind	-	5,268,584	(5,268,584)	(100.00)%
HLJ Huimeijia	268	13,214	(12,946)	(97.97)%
Cost of Goods Sold	$1,755	$2,246,113	$(2,244,358)	(99.92)%
Humankind	-	2,192,453	(2,192,453)	(100.00)%
HLJ Huimeijia	1,755	53,660	(51,905)	(96.73)%
Gross Profit	$(1,487)	$3,035,685	$(3,037,172)	(100.05)%
Humankind	-	3,076,131	(3,076,131)	(100.00)%
HLJ Huimeijia	(1,487)	(40,446)	38,959	(96.32)%

Revenue

Total revenues decreased by $5,281,530 or 99.99% for the six months ended December 31, 2021, as compared to the same period in 2020. The decrease in revenues was primarily caused by a decrease of $5,268,584 or 100.00% in Humankind’s revenues, and a decrease of $12,946 in HLJ Huimeijia’s revenues for the six months ended December 31, 2021 as compared to the same period in 2020. The decrease in Humankind’s sales revenues was primarily due to Humankind’s enterprise being under transformation, also no sales under COVID-19 epidemic.

Our total cost of goods sold decreased by $2,244,358 or 99.92% for the six months ended December 31, 2021 as compared to the same period in 2020. This decrease was mainly due to the COVID-19 spread world-wide, Humankind was temporarily out of production.

Our gross margin decreased by $3,037,172 or 100.05% for the six months ended December 31, 2021 as compared to the same period in 2020. This change was consistent with the change of sales and costs in Humankind. The decrease in gross profit was primarily due to the Humankind enterprise being under transformation and the COVID-19 epidemic.

Sales by Product Line

The following table summarizes the breakdown of our sales by major product lines for the six months ended December 31, 2021 and 2020 respectively:

	December 31, 2021			December 31, 2020
	Quantity	Sales	% of	Quantity	Sales	% of
	(Unit)	US$	Sales	(Unit)	US$	Sales
Humankind
Hemp Oil	-	-	-%	89,333	1,829,053	34.27%
Collagen Peptide	-	-	-%	45,677	561,326	10.52%
Hemp Polypeptide	-	-	-%	82,952	1,698,239	31.82%
Hemp Protein Powder	-	-	-%	100,480	1,235,037	23.14%
HLJ Huimeijia
Muskiness Bone Strengthener Paste	223	18	6.87%	39,481	5,326	0.10%
Dampness dispelling pain ointment	1,852	153	57.05%	19,638	2,735	0.05%
Refining Cream dogskin	788	65	24.28%	15,850	2,120	0.04%
Indometacin and Furazolidone Suppositories	383	32	11.80%	21,335	3,033	0.06%
ShangBiTongDing	-	-	-	-	-	-%
Enema Glycerini and Essence repair liquid	-	-	-	-	-	-%
Total	3,246	268	100.00%	414,746	$5,336,869	100.00%

Operating Expenses

The following table summarizes our operating expenses for the six months ended December 31, 2021 and 2020, respectively:

	December 31, 2021	December 31, 2020	Variance	%
Operating Expenses
Selling, general and administrative	$347,659	$717,291	$(369,632)	(51.53)%
Depreciation and amortization	359,962	310,140	49,822	16.06%
Total Operating Expenses	$707,621	$1,027,431	$(319,810)	(31.13)%

Total operating expenses for the six months ended December 31, 2021 were $319,810 or 31.13% lower than those in the same period in 2020. The decrease in operating expenses was primarily attributable to decrease of $369,632 or 51.53% in selling, general and administrative expenses. The decrease in selling, general and administrative expenses was mainly due to the lower staff cost.

Interest Income and Interest Expense

Interest income was $81,632 for the six months ended December 31, 2021, as compared to $66,403 for the six months ended December 31, 2020. This increase of $15,229, or 23%, was mainly due to the increased average balance of bank deposits compared with the same period of 2020.

Interest expense was $nil for the six months ended December 31, 2021 and for the six months ended December 31, 2020.

Income Taxes

Income taxes decreased by $618,935, or 100%, from $618,935 for the six months ended December 31, 2020 to $nil for the six months ended December 31, 2021. The decrease in income taxes was mainly due to the decrease of the Company’s gross profits in the amount of $3,037,172, from the gross profits of $3,035,685 for the six months ended December 31, 2020 to the gross loss of $1,487 for the six months ended December 31, 2021.

Net Income and Net Income Per Share

Net loss was $594,911 for the six months ended December 31, 2021, as compared to $1,455,735 net income for the six months ended December 31, 2020. This decrease of $2,050,646 in net loss was primarily attributable to a decrease of sales and profits in Humankind.

Net loss per share was $0.0091 for the six months ended December 31, 2021 and net income per share was $0.0222 for the six months ended December 31, 2020, respectively. This decrease was primarily a result of the aforementioned decrease in net profit.

Liquidity and Capital Resources

We believe our current cash balance with positive working capital position, together with our expected future cash flows from operations and loans from our major shareholder, will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements, and other contractual obligations for at least the next twelve months. However, this belief is based upon many assumptions and is subject to numerous risks, and there can be no assurance that we will not require additional funding in the future.

The following table summarizes our cash and cash equivalents positions, our working capital, and our cash flow activities as of December 31, 2021 and June 30, 2021 and for the six months ended December 31, 2021 and 2020:

	December 31, 2021	June 30, 2021
Cash and cash equivalents	$47,066,157	$44,346,744
Working capital	$38,967,181	$38,617,377
Inventories	$816,596	$761,639

	For the Six Months ended December 31,
	2021	2020
Cash provided by (used in):
Operating activities	$2,799,172	$2,347,484
Investing activities	$-	$(11,366)
Financing activities	$-	$-

For the six months ended December 31, 2021, our net increase in cash and cash equivalents totaled $2,719,413, which total was comprised of net cash provided by operating activities in the amount of $2,799,172, and the negative effect of prevailing exchange rates on our cash position of $79,759.

For the six months ended December 31, 2020, our net increase in cash and cash equivalents totaled $ 4,593,621, which total was comprised of net cash provided by operating activities in the amount of $2,347,484, net cash used in investing activities in the amount of $11,366 and the effect of prevailing exchange rates on our cash position of $2,257,503.

Our working capital as of December 31, 2021 was $38,967,181, compared to working capital of $38,617,377 as of June 30, 2021. This increase of $349,804 or 1% was primarily attributable to the increase of cash and cash equivalents in the amount of $2,719,413.

Net cash provided by operating activities was $2,799,172 for the six months ended December 31, 2021, primarily attributable to net loss in the amount of $594,911 and a decrease of accounts receivable in the amount of $ 2,250,149. The negative effect of exchange rate changes on cash and cash equivalents in the amount of $79,759 for the six months ended December 31, 2021 was mainly a result of the effect of the valuation of the RMB against the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 6.4566 to 1 and 6.3726 to 1 as of June 30, 2021 and December 31, 2021, respectively, and the average exchange rate from USD to RMB was 6.4316 for the six months ended December 31, 2021.

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

Related Party Debts

We had related party debts in the amount of $8,252,532 as of December 31, 2021, as compared to $8,079,761 as of June 30, 2021, an increase of $172,771 or 2%. Our related party debts mainly consist of a loan from Mr. Xin Sun, the CEO of the Company. The loan is unsecured, non-interest bearing, and has no fixed terms of repayment. There was no written agreement for the loan. See Note 8.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to the Company’s financial position or results of operations.

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

There have been no material changes during the three months ended December 31, 2021 in the Company’s significant accounting policies to those previously disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2021.

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

At the conclusion of the period ended December 31, 2021, the Company carried out an evaluation, under the supervision and with the participation of Management, including the Company’s principal executive and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Company’s principal executive and principal financial officer concluded that, due to the material weakness in the Company’s internal controls over financial reporting as discussed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2021, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Changes in Internal Controls over Financial Reporting

No changes in the Company’s internal controls over financial reporting have come to Management’s attention during the quarter ended December 31, 2021 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

/s/ Xin Sun
By:	Xin Sun
Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Date:	February 14, 2022

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document