Form 10-Q
period 2022-03-31
China Health Industries Holdings, Inc.
filed 2022-05-10
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

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

As of May 10, 2022, there were 65,539,737 shares of common stock, $0.0001 par value per share, issued and outstanding.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets As of March 31, 2022 and June 30, 2021 (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three and Nine Months Ended March 31, 2022 and 2021 (Unaudited)	2

	Condensed Consolidated Statements of Shareholders’ Equity For the Three and Nine Months Ended March 31, 2022 and 2021 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended March 31, 2022 and 2021 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements As of March 31, 2022 (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II	OTHER INFORMATION	30

Item 6.	Exhibits	30

Signatures		31

Exhibits/Certifications		32

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2022	June 30, 2021
ASSETS

Current assets
Cash and cash equivalents	$47,409,020	$44,346,744
Accounts receivable, net	16,941	2,346,867
Inventory	861,538	761,639
Other receivables, net	33,463	32,850
Advances to suppliers	222,347	218,307
Prepayments	37,008	24,466
Total current assets	$48,580,317	$47,730,873

Property, plants and equipment, net	3,425,237	3,629,905
Intangible assets, net	1,619,378	1,963,516
Construction in progress	605,886	560,910
Prepayments – Non-Current	-	-
Deferred tax assets	2,988	2,933
Total assets	$54,233,806	$53,888,137

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued expenses	$346,985	$406,821
Other payables	62,734	81,449
Advances from customers	1,310,801	150,504
Related party debts	7,457,310	8,079,761
Wages payable	169,713	218,602
Taxes payable	156,577	176,359
Total current liabilities	$9,504,120	$9,113,496

Equity
Common stock, ($0.0001 par value per share, 300,000,000 shares authorized, 65,539,737 and 65,539,737 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively)	6,554	6,554
Additional paid-in capital	521,987	521,987
Accumulated other comprehensive income	2,985,670	2,156,792
Statutory reserves	38,679	38,679
Retained earnings	41,176,796	42,050,629
Total stockholders’ equity	$44,729,686	$44,774,641

Total liabilities and equity	$54,233,806	$53,888,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three Months Ended		For the Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021

REVENUE	$1	$778,675	$269	$6,060,473

COST OF GOODS SOLD	(7)	(292,316)	(1,762)	(2,538,429)

GROSS PROFIT (LOSS)	(6)	486,359	(1,493)	3,522,044

OPERATING EXPENSES
Selling, general and administrative expenses	136,397	166,236	484,056	883,527
Depreciation and amortization expenses	179,525	155,627	539,487	465,767
Total operating expenses	(315,922)	(321,863)	(1,023,543)	(1,349,294)

INCOME (LOSS) FROM OPERATIONS	(315,928)	164,496	(1,025,036)	2,172,750

OTHER INCOME/(EXPENSES)
Interest income	37,063	35,687	118,695	102,090
Interest expense	-	-	-	-
Other income/(expenses), net	142	7	33,024	511
Bank charges	(199)	(155)	(516)	(646)
Total other income, net	37,006	35,539	151,203	101,955

INCOME/(LOSS) BEFORE INCOME TAXES	(278,922)	200,035	(873,833)	2,274,705

Provision for income taxes	-	(98,003)	-	(716,938)

NET INCOME (LOSS)	(278,922)	102,032	(873,833)	1,557,767

Foreign currency translation gain (loss)	237,473	(202,904)	828,878	3,174,277

COMPREHENSIVE INCOME (LOSS)	(41,449)	(100,872)	(44,955)	4,732,044
Basic & diluted earnings (loss) per share	$(0.0043)	$0.0016	$(0.0133)	$0.0238
Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	65,539,737	65,539,737	65,539,737	65,539,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED March 31, 2022 AND 2021
(Unaudited)

	Common Shares		Additional Paid-in	Retained	Statutory	Accumulated Other Comprehensive Income	Total Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Reserve	(loss)	Equity	Interest	Equity

Balance, June 30, 2020	65,539,737	$6,554	$521,987	40,759,507	38,679	(1,658,741)	39,667,986	-	39,667,986

Net income	-	-	-	1,557,767	-	-	1,557,767	-	1,557,767
Other comprehensive loss - Translation adjustment	-	-	-	-	-	3,174,277	3,174,277	-	3,174,277
Balance, March 31, 2021	65,539,737	$6,554	$521,987	$42,317,274	$38,679	$1,515,536	$44,400,030	$-	$44,400,030

Balance, June 30, 2021	65,539,737	6,554	521,987	42,050,629	38,679	2,156,792	44,774,641	-	44,774,641

Net income (loss)	-	-	-	(873,833)	-	-	(873,833)	-	(873,833)

Other comprehensive loss - Translation adjustment	-	-	-	-	-	828,878	828,878	-	828,878
Balance, March 31, 2022	65,539,737	$6,554	$521,987	$41,176,796	$38,679	$2,985,670	$44,729,686	$-	$44,729,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED March 31, 2022 AND 2021
(Unaudited)

	Common Shares		Additional Paid-in	Retained	Statutory	Accumulated Other Comprehensive Income	Total Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Reserve	(loss)	Equity	Interest	Equity

Balance, December 31, 2020	65,539,737	$6,554	$521,987	$42,215,242	$38,679	$1,718,440	$44,500,902	$-	$44,500,902

Net income	-	-	-	102,032	-	-	102,032	-	102,032
Other comprehensive loss - Translation adjustment	-	-	-	-	-	(202,904)	(202,904)	-	(202,904)
Balance, March 31, 2021	65,539,737	$6,554	$521,987	$42,317,274	$38,679	$1,515,536	$44,400,030	$-	$44,400,030

Balance, December 31, 2021	65,539,737	$6,554	$521,987	$41,455,718	$38,679	$2,748,197	$44,771,135	$-	$44,771,135

Net income (loss)	-	-	-	(278,922)	-	-	(278,922)	-	(278,922)

Other comprehensive loss - Translation adjustment	-	-	-	-	-	237,473	237,473	-	237,473
Balance, March 31, 2022	65,539,737	$6,554	$521,987	$41,176,796	$38,679	$2,985,670	$44,729,686	$-	$44,729,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	March 31,	March 31,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(873,833)	$1,557,767
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expenses	624,443	784,945
Provisions for doubtful accounts	(10,659)	(550)
Deferred taxes loss/(gain)
Changes in operating assets and liabilities,
Accounts receivable	2,282,640	119,103
Other receivables	(6)	(3,914)
Inventory	(82,142)	(79,904)
Advances to suppliers and prepaid expenses	(11,573)	34,331
Accounts payables and accrued expenses	(64,442)	(38,137)
Advances from customers and other payables	1,112,417	6,780
Amounts due to related parties	54,746	918,910
Wages payable	(50,673)	(32,455)
Taxes payable	(9,016)	(177,088)
Net cash provided by operating activities	2,971,902	3,089,788

Cash Flows from Investing Activities
Purchases of property, plants and equipment	-	(8,509)
Expenditures in construction in progress	-	(5,031)
Disposal of property, plant and equipment	-	-
Net cash (used in)/provided by investing activities	-	(13,540)

Cash Flows from Financing Activities
Proceeds from related party debts	-	-
Net cash (used in)/provided by financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	90,374	1,967,423

Net increase/(decrease) in cash and cash equivalents	3,062,276	5,043,671

Cash and cash equivalents, beginning balance	44,346,744	36,072,474

Cash and cash equivalents, closing balance	47,409,020	41,116,145

Supplemental cash flow information
Cash paid for income taxes	$-	$876,004
Cash paid for interest expenses	$-	$-

Non-cash activities:
Loan from related party for the construction of a facility	$-	$613,583

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

As of March 31, 2022, the Company’s corporate structure was as follows:

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and Management believes that the disclosures are sufficient so that the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021. These unaudited condensed consolidated financial statements include all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and the results of operations of the Company. All such adjustments are of normal and recurring nature. The results of operations of the Company for the nine months ended March 31, 2022 may not be indicative of results that may be expected for the year ended June 30, 2022.

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

As of March 31, 2022 and June 30, 2021, the Company’s uninsured bank balances were mainly maintained at financial institutions located in the PRC and Hong Kong. The uninsured bank balances were $47,409,020 and $44,346,744 as of March 31, 2022 and June 30, 2021, respectively. The Company had no insured bank balances as of March 31, 2022 and June 30, 2021.

Accounts Receivable

Accounts receivable is recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business, but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on Management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. From November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales agents. As of March 31, 2022 and June 30, 2021, the balances of accounts receivable were $67,317 and $2,407,261, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts, and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. The Company has determined that an allowance of $50,376 and $60,394 was appropriate as of March 31, 2022 and June 30, 2021, respectively.

Advances to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials or to service providers for services relating to construction plans for its plants, equipment, and production lines for Good Manufacturing Practice (“GMP”) upgrading and records these payments as advances to suppliers. As of March 31, 2022 and June 30, 2021, advances to suppliers amounted to $222,347 and $218,307, respectively.

Inventory

Inventory consists of raw materials, work in progress, and finished goods or manufactured products.

Inventory is stated at the lower of either cost or market value and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. Other subsidiaries of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor costs and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory, as well as inventory the value of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. The inventory allowance in the amounts of $nil and $nil were provided for as of March 31, 2022 and June 30, 2021, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment”, and FASB ASC Topic 205, “Presentation of Financial Statements”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve Management’s estimates on asset useful life and future cash flows. Actual useful life and cash flows could be different from those estimated by Management, which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. As of March 31, 2022 and June 30, 2021, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other”. Intangible assets deemed to have indefinite life are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve Management’s estimates of asset useful life and future cash flows. Significant judgment of Management is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, the Company could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets, for the nine months ended March 31, 2022 and 2021, respectively.

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

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by Management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, there was no impairments recorded for construction in progress, for the nine months ended March 31, 2022 and 2021, respectively.

Revenue Recognition

The Company recognizes revenue in the amount to which it expects to be entitled when control of the products or services is transferred to its customers based on any contract. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products or services are transferred to its customers while performance obligation are completed. For most of the Company’s products net sales, control transfers when products are shipped and transaction price are determined. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when control of the products or services is transferred to its customers that reflects the performance obligations are properly allocated and satisfied with transaction price. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience for the nine months ended March 31, 2022 and 2021, respectively.

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

Value Added Tax

The Provisional Regulations of the PRC Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994, revised on January 1, 2009 and further revised on November 19, 2017. Under the regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax (“VAT”) is imposed on goods sold in, or imported into, the PRC and on processing, repair and replacement services provided within the PRC.

VAT payable in the PRC is charged on an aggregated basis at a rate of 11% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. As of March 31, 2022 and June 30, 2021, VAT payables were $32,177 and $34,697, respectively.

Sales-Related Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual aggregate VAT as taxes for the purposes of maintaining and building cities and educational facilities, included as sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. Sales-related taxes were $nil and $64,867 for the nine months ended March 31, 2022 and 2021, respectively.

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

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the nine months ended March 31, 2022 and 2021, the Company had no potential dilutive common stock equivalents outstanding.

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

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable were $67,317 and $2,407,261, and net of allowances for doubtful accounts amounted to $50,376 and $60,394, as of March 31, 2022 and June 30, 2021, respectively.

NOTE 4 - INVENTORY

Inventory consisted of following:

	March 31,	June 30,
	2022	2021
Raw Materials	$225,114	$251,989
Supplies and Packing Materials	95,414	93,452
Work-in-Progress	397,884	273,924
Finished Goods	143,126	142,274
Total	$861,538	$761,639

The inventory allowance in the amounts of $nil and $nil was provided for as of March 31, 2022 and June 30, 2021, respectively.

NOTE 5 - CONSTRUCTION IN PROGRESS

Construction in progress from the continuing operations of the Company consisted of the following:

	March 31,	June 30,
	2022	2021
Plant - HLJ Huimeijia	$605,886	$560,910
Total	$605,886	$560,910

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for construction of the HLJ Huimeijia plant. The estimated total cost of construction was approximately $1.86 million (RMB 12,800,000). As of March 31, 2022, 75.8% of construction has been completed, $1,515,134 (RMB 9,702,644) has been recorded as costs of construction in progress and construction in progress at an amount of $992,652 (RMB 6,356,767) has been completed and converted into property, plant and equipment.

NOTE 6 - PROPERTY, PLANTS AND EQUIPMENT

Property, plants and equipment consisted of the following:

	March 31,	June 30,
	2022	2021
Building, Warehouses and Improvements	$4,169,861	$4,094,105
Machinery and Equipment	1,936,161	1,900,986
Office Equipment	82,795	81,291
Vehicles	230,136	225,955
Others	1,017,153	998,674
Less: Accumulated Depreciation	(4,010,869)	(3,671,106)
Total	$3,425,237	$3,629,905

Depreciation expenses were $260,224 and $423,813 for the nine months ended March 31, 2022 and 2021, respectively. Depreciation expenses charged to operations were $260,224 and 104,635 for the nine months ended March 31, 2022 and 2021, respectively. Depreciation expenses charged to cost of goods sold were $ nil and $319,178 for the nine months ended March 31, 2022 and 2021, respectively.

NOTE 7 - INTANGIBLE ASSETS

The following is a summary of intangible assets from the continuing operations of the Company:

	March 31, 2022	June 30, 2021
Land Use Rights – Humankind	$999,792	$981,630
Health Supplement Product Patents – Humankind	4,732,384	4,646,408
Pharmaceutical Patents - HLJ Huimeijia	412,375	404,883
Land Use Rights - HLJ Huimeijia	683,843	671,419
Less: Accumulated Amortization	(5,209,016)	(4,740,824)
Total	$1,619,378	$1,963,516

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

Amortization expenses were $364,219 and $361,132 for the nine months ended March 31, 2022 and 2021, respectively.

NOTE 8 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun, consisted of the following:

	March 31, 2022	June 30, 2021
Mr. Xin Sun	$7,420,423	$8,043,544
Mr. Kai Sun	36,887	36,217
Total	$7,457,310	$8,079,761

These loans are unsecured, non-interest bearing, and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun is a PRC citizen and a family member of Mr. Xin Sun, the CEO of the Company.

NOTE 9 - INCOME TAXES

(a) Corporate income taxes

United States

China Health US was organized in the United States. China Health US had no taxable income for US income tax purposes for the nine months ended March 31, 2022 and 2021. As of March 31, 2022, China Health US had a net operating loss carry forward for United States income tax purposes. Net operating loss carry forwards is available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and the continued losses of its US entity. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the nine months ended March 31, 2022 and 2021. Management reviews this valuation allowance periodically and makes adjustments accordingly.

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

The provision for income taxes of the Company consisted of the following for the three and nine months ended March 31, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Current provision:
USA	$-	$-	$-	$-
PRC		98,003	-	716,938
Total current provision	-	98,003	-	716,938
Deferred provision:	-	-	-	-
USA	-	-	-	-
PRC	-	-	-	-
Total deferred provision	-	-	-	-
Total provision for income taxes	$-	$98,003	$-	$716,938

Significant components of deferred tax assets of the Company were as follows:

	March 31,	June 30,
	2022	2021
Deferred tax assets
Net operating loss carry forward	$1,228,476	$1,018,253
Allowances for doubtful accounts	(12,594)	(15,100)
Valuation allowance	(1,212,894)	(1,000,220)
Total	$2,988	$2,933

(b) Uncertain tax positions

There were no unrecognized tax benefits as of March 31, 2022 and June 30, 2021. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the nine months ended March 31, 2022 and 2021, the Company did not incur any interest or penalties arising from its tax payments.

NOTE 10 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings (loss) per common share are determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the nine months ended March 31, 2022 and 2021, the Company had no potential dilutive common stock equivalents outstanding.

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

For the three and nine months ended March 31, 2022 and 2021, the Company did not have potential dilutive shares. The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

Net income/(loss) attributable to China Health Industries Holdings	$(278,922)	$102,032	$(873,833)	$1,557,767

Net income/(loss) per share:
Basic & diluted	$(0.0043)	$0.0016	$(0.0133)	0.0238
Weighted average shares outstanding:
Basic & diluted	65,539,737	65,539,737	65,539,737	65,539,737

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

The Company had no rental commitment as of March 31, 2022.

NOTE 12 - MAJOR SUPPLIERS AND CUSTOMERS

For the nine months ended March 31, 2022, the Company had no suppliers due to them being temporarily out of production.

For the nine months ended March 31, 2021, the Company had three suppliers that in the aggregate accounted for 78% of the Company’s purchases, with each supplier accounting for 40%, 22%, and 16%, respectively.

For the nine months ended March 31, 2022, the Company had no customers due to the enterprise Transformation and the COVID-19.

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

The following tables present summary information by segment for the three and nine months ended March 31, 2022 and 2021, respectively:

	For the Three Months Ended March 31, 2022				For the Three Months Ended March 31, 2021
	HLJ				HLJ
	Huimeijia	Humankind	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$1	-	$-	$1	$189	$778,486	$-	$778,675
Cost of revenues	7	-	-	7	766	291,550	-	292,316
Gross profit (loss)	(6)	-	-	(6)	(577)	486,936	-	486,359
Interest income(expense)	260	36,803	-	37,063	2	35,684	1	35,687
Depreciation and amortization	15,496	164,029	-	179,525	15,931	139,696	-	155,627
Income tax	-	-	-	-	-	98,003	-	98,003
Net income (loss)	(74,766)	(172,092)	(32,064)	(278,922)	(65,793)	170,533	(2,708)	102,032
Total capital expenditures	-	-	-	-	2,174	-	-	2,174
Total assets	$3,610,569	52,185,187	(1,561,950)	$54,233,806	$3,533,409	$51,264,133	$(1,308,606)	$53,488,936

	For the Nine Months Ended March 31, 2022				For the Nine Months Ended March 31, 2021
	HLJ				HLJ
	Huimeijia	Humankind	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$269	$-	$-	$269	$13,403	$6,047,070	$-	$6,060,473
Cost of revenues	1,762	-	-	1,762	54,426	2,484,003	-	2,538,429
Gross profit (loss)	(1,493)	-	-	(1,493)	(41,023)	3,563,067	-	3,522,044
Interest income(expense)	265	118,429	1	118,695	5	102,079	6	102,090
Depreciation and amortization	46,227	493,260	-	539,487	57,850	407,917	-	465,767
Income tax	-	-	-	-	-	716,938	-	716,938
Net income (loss)	(203,215)	(465,123)	(205,495)	(873,833)	(237,739)	1,980,124	(184,618)	1,557,767
Total capital expenditures	-	-	-	-	13,540	-	-	13,540
Total assets	$3,610,569	52,185,187	(1,561,950)	$54,233,806	$3,533,409	$51,264,133	$(1,308,606)	$53,488,936

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

We have developed the following products that are derived from hemp and obtained business license to manufacture and sell these products. We began to sell these products since May 2018. Hemp Oil, Hemp Protein Powder, Hemp Polypeptide and Collagen Peptide are sold through Humankind, other cosmetics are sold through HLJ Huimeijia. The revenue of the Hemp Oil, Hemp Protein Powder, Hemp Polypeptide and Collagen Peptide accounted for 0.00% and 99.78 % for the nine-month periods ended March 31, 2022 and 2021, respectively.

Serial No.	Name
1	Hemp Oil
2	Hemp Protein Powder
3	Hemp Polypeptide
4	Collagen Peptide
5	Natural Hemp Essence Repair Lotion
6	Natural Hemp Revitalizing Essence
7	Natural Hemp Anti-aging Brightening Eye Cream
8	Natural Hemp Frozen Age Nourishing Cream

Our business is conducted through our sales agents and sales personnel. We sell our products directly to end customers through our own sales personnel as well as our sales agents, operating primarily in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing and Gansu, where most of our revenues are generated. Sales by agents in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing, and Gansu provinces accounted for $nil of our total sales, respectively, for the nine months ended March 31, 2022. The decrease in Humankind’s sales revenues was primarily due to Humankind’s enterprise transformation. The company is using existing materials researching and developing new products. Due to the COVID-19, the research process is slow and unpredictable, which could be completed by the end of calendar year of 2022 (“Transformation”). Although we do not currently sell our products online, we expect to do so in the future.

Results of Operations

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

The following table summarizes the top lines of the results of our operations for the three months ended March 31, 2022 and 2021, respectively:

	For the Three Months Ended
	March 31,	March 31,
	2022	2021	Variance	%
Revenues	$1	$778,675	$(778,674)	(100.00)%
Humankind	-	778,486	(778,486)	(100.00)%
HLJ Huimeijia	1	189	(188)	(99.47)%
Cost of Goods Sold	$7	$292,316	$(292,309)	(100.00)%
Humankind	-	291,550	(291,550)	(100.00)%
HLJ Huimeijia	7	766	(759)	(99.09)%
Gross Profit	$(6)	$486,359	$(486,365)	(100.00)%
Humankind	-	486,936	(486,936)	(100.00)%
HLJ Huimeijia	(6)	(577)	571	(98.96)%

Revenue

Total revenues decreased by $778,674 or 100.00% for the three months ended March 31, 2022, as compared to the same period in 2021. The decrease in revenues was primarily due to a decrease of $778,486 or 100.00% in Humankind’s revenues, and a decrease of $188 in HLJ Huimeijia’s revenues for the three months ended March 31, 2022 as compared to the same period in 2021. The decrease in Humankind’s sales revenues was primarily due to Humankind’s enterprise Transformation, also sales were not smooth under COVID-19.

Our total cost of goods sold decreased by $292,309 or 100.00% for the three months ended March 31, 2022 as compared to the same period in 2021. The decrease in Humankind’s sales revenues was primarily due to Humankind’s enterprise Transformation, also sales were not smooth under COVID-19.

Our gross margin decreased by $486,365 or 100.00% for the three months ended March 31, 2022 as compared to the same period in 2021. This decrease was mainly due to the COVID-19 spread world-wide, Humankind was temporarily out of production. As the operation of Humankind was temporarily stopped, no revenue and cost of goods sold were generated.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product lines for the three months ended March 31, 2022 and 2021 respectively:

	For the Three Months Ended
	March 31, 2022			March 31, 2021
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Hemp Oil	-	$-	-%	13,636	$305,698	38.77%
Collagen Peptide	-	-	-%	4,252	60,367	7.66%
Hemp Polypeptide	-	-	-%	10,589	240,408	30.49%
Hemp Protein Powder	-	-	-%	13,375	181,810	23.06%
HLJ Huimeijia			-
Muskiness Bone Strengthener Paste	-	-	-%	-	77	0.01%
Dampness dispelling pain ointment	-	-	-%	-	39	0.00%
Refining Cream dogskin	-	-	-%	-	30	0.00%
Indometacin and Furazolidone Suppositories	-	-	-%	-	44	0.01%
ShangBiTongDing	-	-	-%	-	-	%
Total	-	$-	-%	41,852	$788,473	100.00%

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2022 and 2021, respectively:

	For the Three Months Ended
	March 31, 2022	March 31, 2021	Variance	%
Operating Expenses
Selling, general and administrative	$136,397	$166,236	$(29,839)	(17.95)%
Depreciation and amortization	179,525	155,627	23,898	15.36%
Total Operating Expenses	$315,922	$321,863	$(5,941)	(1.84)%

Total operating expenses for the three months ended March 31, 2022 were $5,941or 1.84% lower than those in the corresponding period in 2021. The decrease in operating expenses was primarily attributable to decrease of $29,839 or 17.95% in selling, general and administrative expenses, and increase in depreciation and amortization. The decrease in selling, general and administrative expenses was mainly due to lower staff cost. The increase in depreciation and amortization was mainly due to nil depreciation and amortization happen in Cost of Goods Sold.

Interest Income and Interest Expense

Interest income was $37,063 for the three months ended March 31, 2022, as compared to $35,687 for the three months ended March 31, 2021. This increase of $1,376, or 3.86%, was mainly due to the increased average balance of bank deposits compared with the same period of 2021.

Interest expense was $nil for the three months ended March 31, 2022 and for the three months ended March 31, 2021.

Income Taxes

Income taxes decreased by $98,003, or 100%, from $98,003 for the three months ended March 31, 2021 to nil for the three months ended March 31, 2022. The decrease in income taxes was mainly due to the decrease of the Company’s gross profit in the amount of $486,365, from the gross profit of $486,359 for the three months ended March 31, 2021 to the gross loss of $6 for the three months ended March 31, 2022.

Net Income (loss) and Net Income (loss) Per Share

Net loss was $278,922 for the three months ended March 31, 2022 as compared to $102,032 net income for the three months ended March 31, 2021. This decrease of $380,954 in net income was primarily attributable to a decrease of sales and profits in Humankind.

Net loss per share was $0.0043 for the three months ended March 31, 2022 and $0.0016 net income per share for the three months ended March 31, 2021, respectively. This net loss per share was primarily a result of the aforementioned decrease in net profit.

Nine months ended March 31, 2022 compared to the nine months ended March 31, 2021

The following table summarizes the top lines of the results of our operations for the nine months ended March 31, 2022 and 2021, respectively:

	For the Nine Months Ended
	March 31,	March 31,
	2022	2021	Variance	%
Revenues	$269	$6,060,473	$(6,060,204)	(100.00)%
Humankind	-	6,047,070	(6,047,070)	(100.00)%
HLJ Huimeijia	269	13,403	(13,134)	(97.99)%
Cost of Goods Sold	$1,762	$2,538,429	$(2,536,667)	(99.93)%
Humankind	-	2,484,003	(2,484,003)	(100.00)%
HLJ Huimeijia	1,762	54,426	(52,664)	(96.76)%
Gross Profit	$(1,493)	$3,522,044	$(3,523,537)	(100.04)%
Humankind	-	3,563,067	(3,563,067)	(100.00)%
HLJ Huimeijia	(1,493)	(41,023)	39,530	(96.36)%

Revenue

Total revenues decreased by $6,060,204 or 100.00% for the nine months ended March 31, 2022, as compared to the same period in 2021. The decrease in revenues was primarily caused by a decrease in Humankind’s revenues, and a decrease in HLJ Huimeijia’s revenues for the nine months ended March 31, 2022 as compared to the same period in 2021. The decrease in Humankind’s sales revenues was primarily due to Humankind’s enterprise Transformation, also no sales under COVID-19.

Our total cost of goods sold decreased by $2,536,667 or 99.93% for the nine months ended March 31, 2022 as compared to the same period in 2021. This decrease was mainly due to the COVID-19 spread world-wide, Humankind was temporarily out of production.

Our gross margin decreased by $3,523,537 or 100.04% for the nine months ended March 31, 2022 as compared to the same period in 2021. This change was consistent with the change of sales and costs in Humankind. The decrease in gross profit was primarily due to the enterprise Transformation and the COVID-19. As the operation of Humankind was temporarily stopped, no revenue and cost of goods sold were generated.

Sales by Product Line

The following table summarizes the breakdown of our sales by major product lines for the nine months ended March 31, 2022 and 2021  respectively:

	For the Nine Months Ended
	March 31, 2022			March 31, 2021
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Hemp Oil	-	-	-%	102,969	2,134,751	34.85%
Collagen Peptide	-	-	-%	49,929	621,693	10.15%
Hemp Polypeptide	-	-	-%	93,541	1,938,647	31.65%
Hemp Protein Powder	-	-	-%	113,855	1,416,847	23.13%
HLJ Huimeijia
Muskiness Bone Strengthener Paste	223	18	6.69%	39,481	5,403	0.09%
Dampness dispelling pain ointment	1,852	154	57.25%	19,638	2,774	0.05%
Refining Cream dogskin	788	65	24.16%	15,850	2,150	0.04%
Indometacin and Furazolidone Suppositories	383	32	11.90%	21,335	3,077	0.04%
ShangBiTongDing	-	-	-	-	-	-%
Enema Glycerini and Essence repair liquid	-	-	-	-	-	-%
Total	3,246	269	100.00%	456,598	$6,125,342	100.00%

Operating Expenses

The following table summarizes our operating expenses for the nine months ended March 31, 2022 and 2021, respectively:

	For the Nine Months Ended
	March 31, 2022	March 31, 2021	Variance	%
Operating Expenses
Selling, general and administrative	$484,056	$883,527	$(399,471)	(45.21)%
Depreciation and amortization	539,487	465,767	73,720	15.83%
Total Operating Expenses	$1,023,543	$1,349,294	$(325,751)	(24.14)%

Total operating expenses for the nine months ended March 31, 2022 were $325,751 or 24.14% lower than those in the same period in 2021. The decrease in operating expenses was primarily attributable to decrease of $399,471 or 45.21% in selling, general and administrative expenses. The decrease in selling, general and administrative expenses was mainly due to the lower staff cost.

Interest Income and Interest Expense

Interest income was $118,695 for the nine months ended March 31, 2022, as compared to $102,090 for the nine months ended March 31, 2021. This increase of $16,605, or 16%, was mainly due to the increased average balance of bank deposits compared with the same period of 2021.

Interest expense was $nil for the nine months ended March 31, 2022 and for the nine months ended March 31, 2021.

Income Taxes

Income taxes decreased by $716,938, or 100%, from $716,938 for the nine months ended March 31, 2021 to $nil for the nine months ended March 31, 2022. The decrease in income taxes was mainly due to the decrease of the Company’s gross profit in the amount of $3,523,537, from the gross profit of $3,522,044 for the nine months ended March 31, 2021 to the gross loss of $1,493 for the nine months ended March 31, 2022.

Net Income and Net Income Per Share

Net loss was $873,833 for the nine months ended March 31, 2022, as compared to $ 1,557,767 net income for the nine months ended March 31, 2021. This decrease of $2,431,600 in net loss was primarily attributable to a decrease of sales and profits in Humankind.

Net loss per share was $0.0133 for the nine months ended March 31, 2022 and net income per share was $0.0238 for the nine months ended March 31, 2021, respectively. This decrease was primarily a result of the aforementioned decrease in net profit.

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

The following table summarizes our cash and cash equivalents positions, our working capital, and our cash flow activities as of March 31, 2022 and June 30, 2021 and for the nine months ended March 31, 2022 and 2021:

	March 31, 2022	June 30, 2021
Cash and cash equivalents	$47,409,020	$44,346,744
Working capital	$39,076,197	$38,617,377
Inventories	$861,538	$761,639

	For the Nine Months ended March 31,
	2022	2021
Cash provided by (used in):
Operating activities	$2,971,902	$3,089,788
Investing activities	$-	$(13,540)
Financing activities	$-	$-

For the nine months ended March 31, 2022, our net increase in cash and cash equivalents totaled $3,062,276, which total was comprised of net cash provided by operating activities in the amount of $2,971,902, and the positive effect of prevailing exchange rates on our cash position of $90,374.

For the nine months ended March 31, 2021, our net increase in cash and cash equivalents totaled $5,043,671, which total was comprised of net cash provided by operating activities in the amount of $3,089,788, net cash used in investing activities in the amount of $13,540 and the effect of prevailing exchange rates on our cash position of $1,967,423.

Our working capital as of March 31, 2022 was $39,076,197, compared to working capital of $38,617,377 as of June 30, 2021. This increase of $458,820 or 1% was primarily attributable to the increase of cash and cash equivalents in the amount of $3,062,276, and decrease of net account receivable in the amount of $2,329,926.

Net cash provided by operating activities was $2,971,902 for the nine months ended March 31, 2022, primarily attributable to net loss in the amount of $873,833 and a decrease of accounts receivable in the amount of $2,282,640. The positive effect of exchange rate changes on cash and cash equivalents in the amount of $90,374 for the nine months ended March 31, 2022 was mainly a result of the effect of the valuation of the RMB against the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 6.4566 to 1 and 6.3393 to 1 as of June 30, 2021 and March 31, 2022, respectively, and the average exchange rate from USD to RMB was 6.4038 for the nine months ended March 31, 2022.

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

Related Party Debts

We had related party debts in the amount of $7,457,310 as of March 31, 2022, as compared to $8,079,761 as of June 30, 2021, a decrease of $622,451 or 8%. Our related party debts mainly consist of a loan from Mr. Xin Sun, the CEO of the Company. The loan is unsecured, non-interest bearing, and has no fixed terms of repayment. There was no written agreement for the loan. See Note 8.

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

There have been no material changes during the three months ended March 31, 2022 in the Company’s significant accounting policies to those previously disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2021.

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

At the conclusion of the period ended March 31, 2022, the Company carried out an evaluation, under the supervision and with the participation of Management, including the Company’s principal executive and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Company’s principal executive and principal financial officer concluded that, due to the material weakness in the Company’s internal controls over financial reporting as discussed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2021, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Changes in Internal Controls over Financial Reporting

No changes in the Company’s internal controls over financial reporting have come to Management’s attention during the quarter ended March 31, 2022 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

/s/ Xin Sun
By:	Xin Sun
Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Date:	May 10, 2022

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).