Form 10-K
period 2022-06-30
China Health Industries Holdings, Inc.
filed 2022-09-15
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of December 31, 2021 was approximately $5,436,329 (45,032,549 shares of common stock held by non-affiliates) based upon the closing price of the common stock on such date.

As of September 15, 2022, there were 65,539,737 shares of common stock, par value $0.0001 issued and outstanding.

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

As of June 30, 2022, the Company’s corporate structure was as follows:

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

We sell our products directly to end customers through our own sales personnel as well as our sales agents, operating primarily in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing and Gansu, where most of our revenues are generated. However, there is no such sales for the fiscal year 2022,which was primarily due to Humankind’s enterprise transformation, and the lock down of factory due to COVID-19. Humankind is using existing materials to research and develop new products. Humankind decided to transform the primary business to CBD extractive project, because the government intended to support the company research in CBD aspect. However, by the end of fiscal year 2022, the support guidelines had not been published. Although the research process is slow and unpredictable due to the zero-case policy and periodic quarantines caused by COVID-19 resurgence, we expect the CBD extractive project to be completed by the end of calendar year of 2022 (“Transformation”). We do not currently sell our products online, but we expect to do so in the future.

There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as such, the extent of the business disruption and the related financial impact cannot be reasonably estimated at this time.

Products

We are licensed to sell our products, including our medical drugs, only in the PRC.

(i) Hemp Derivative Products

We have developed the following products that are derived from hemp and obtained business license to manufacture and sell these products. We have begun to sell these products since May 2018. Hemp Oil, Hemp Protein Powder, Hemp Polypeptide and Collagen Peptide are sold through Humankind. Other products are sold through HLJ Huimeijia. The revenue of the Hemp Oil, Hemp Protein Powder and Hemp Polypeptide accounted for nil and 89.88% of the total revenues for the fiscal year of 2022 and 2021, respectively.

Serial No.	Name
1	Hemp Oil
2	Hemp Protein Powder
3	Hemp Polypeptide
4	Collagen Peptide
5	Natural Hemp Essence Repair Lotion
6	Natural Hemp Revitalizing Essence
7	Natural Hemp Anit-aging Brightening Eye Cream
8	Natural Hemp Frozen Age Nourishing Cream

(ii) Health Products

Our “QunLe” brand Sailuozhi soft capsule, a supplement made from frog oil, soybean isoflavone, procyanidine (made from grape seeds) and vitamin E, is for freckle removal and skin moisture. “QunLe” brand Sailuozhi soft capsulechanged name to “QunLe” brand Frog Oil, Soybean Isoflavone and Vitamin E Soft Capsul, register number is G20070356, which expired on April 6, 2026.

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

Pursuant to a technology transfer agreement dated January 18, 2013 (the “2013 Technology Transfer Agreement”), we purchased 12 health products from Guangzhou Aoda Biology Beauty Healthy Technology Co., Ltd, a non-affiliated party. These twelve products are the following:

-	Dr. Xiao Brand Honeysuckle Pearl Capsule (Guo Shi Jian Zi G20100656), which is designed to be effective in acne removal;

-	Dr. Xiao Brand Multivitamin Tablet (Guo Shi Jian Zi G20080176), which is a multivitamin and mineral supplement;

-	Dr. Xiao Brand Zhengdian Capsule (Guo Shi Jian Zi 20070261), which is designed to be effective in relieving eyestrain;

-	Dr. Xiao Brand Shengui Capsule (Guo Shi Jian Zi G20080297), which is designed to be effective in increasing bone density;

-	Dr. Xiao Brand Multivitamin Tablet (Woman) (Guo Shi Jian Zi G20070338), which is an iron and multivitamin supplement;

-	Dr. Xiao Brand Shikong Soft Capsule (Guo Shi Jian Zi 20080096), which is designed to be effective in improving memory;

-	Dr. Xiao Brand Huangjingdanggui Tablet (Guo Shi Jian Zi G20080201), which is designed to be effective in improving nutritional anemia and chloasma;

-	Dr. Xiao Brand Xingxing Soft Capsule (Guo Shi Jian Zi G20080080), which is designed to be effective in improving memory;

-	Dr. Xiao Brand Vitamin A Fish Oil Soft Capsule (Guo Shi Jian Zi G20080406), which is designed to be effective in relieving eyestrain;

-	Dr. Xiao Brand Colon Cleanser Granules (Guo Shi Jian Zi G20060061), which is designed to be effective in relaxing bowels and promoting the discharge of lead;

-	Dr. Xiao Brand Jianli Soft Capsule (Guo Shi Jian Zi G20050710), which is designed to be effective in increasing immunity and relieving physical fatigue; and

-	LB Brand Xinpin Capsule (Guo Shi Jian Zi G20050770), which is designed to be effective in dispelling chloasma.

The major suppliers of raw materials for our products who exceeded 10% of our total purchases in the fiscal years 2022 and 2021 are the following:

		Purchases
		(in U.S.	% of
	Name of Supplier	Dollars)	Purchases
FY2022	nil
FY2021	Shanxi Yuanshengtai Biotechnology Co. LTD	947,682	39.63%
	Harbin Qianjin Packaging and Printing Co. LTD	524,996	21.95%
	Wudi Zhenkang Biotechnology Co. LTD	391,795	16.38%

In the year ended June 30, 2022, the Company had no suppliers due to its being temporarily out of production. The Company typically signs monthly purchase orders with its major suppliers. All purchase orders with our other suppliers are on similar terms. We shall remit payment to a supplier’s account no later than three business days after receiving raw materials. A supplier shall deliver raw materials no later than three business days after receiving a purchase order. The cost of delivery is borne by the supplier.

(iii) Medical Drugs

HLJ Huimeijia has 21 products with approval numbers issued by the NMPA as following:

	English Name	Efficacy
1	Enema Glycerini	Lubricating laxative. Used for constipation.

2	UmguentumAcidi Borici Camphoratum	Dermerethistica. Used for chilblain.

3	Ge Hong Beriberi Water	Dehumidification insecticide. Used for tinea pedis and tinea manuum caused by damp toxin brewing and binding, and other skin diseases caused by enzyme.

4	Pelvic Inflammation Suppository	Heat-clearing and detoxifying; activating blood to promote menstruation disperse swelling and relieve pain. Used for toxin and blood stasis stagnation in the uterus, distending pain in the lower abdomen, irregular menses, algomenorrhea and leukorrhagia, as well as pelvic inflammation and annexitis with the aforementioned symptoms.

5	Injury and Paralysis Tincture	Warm channel and expelling cold, promoting blood circulation to arrest pain. Used to relieve pain caused by traumatic injury and sprain.

6	Indometacin and Furazolidone Suppositories	Anti – inflammatory painkiller. Used to treat acute hemorrhoid, including internal hemorrhoids, external hemorrhoids, mixed hemorrhoids, anal fissure or archosyrinx and relieve pain; Used to ease pain after the operation of anal fissure, archosyrinx or hemorrhoids.

7	Injury and Rheumatism Relieving Paste	Dispelling rheumatism and relieving pain. Used for headache, rheumatalgia, neuralgia, sprain and muscular soreness.

8	Refining GouPi Cream	Relaxing tendon, invigorating the circulation of blood, dissipating cold and relieving pain. Used for arthralgia and myalgia, acute contusion, sprain, rheumatalgia, arthralgia, hypochondriac pain, muscular soreness, etc.

9	Muskiness Pain Relieving Paste	Expelling wind and removing dampness, relaxing the tendons and unblocking collateral. Used for rheumatic arthralgia, low back cold pain, traumatic injury, etc.

	English Name	Efficacy
10	Muskiness Bone Strengthener Paste	Analgesia and anti-inflammatory. Used for rheumatalgia, arthralgia, backache, neuralgia, muscular soreness, sprain and contusion.

11	Matrine Suppositories	Antibacterial and antiphlogistic drugs. Used for trichomonas and candida vaginitis, chronic cervicitis, pelvic inflammation, etc.

12	Ethacriding Lactate Solution	Disinfectant and preservative drug. Used for disinfection of traumatic and disinfected wounds.

13	Triamcinolone Acetonide and Neomycin Paste	Used for neurodermatitis circumscripta and chronic eczema. Also used for small-scale psoriasis.

14	Double – Coptis Suppository	Course wind and resolving the exterior, heat-clearing and detoxifying. Used for influenza caused by affection of exogenous wind-heat, with symptoms of fever, cough and sore throat. Also used for upper respiratory tract infections and pneumonia, with symptoms of fever, cough and sore throat.

15	Methylrosanilinium Chloride Solution	Disinfectant and preservative drug.

16	Iodine Tincture	Disinfectant and preservative drug.

17	Mercurochrome Solution	Disinfectant and preservative drug.

18	Hydrogen Peroxide Solution	Disinfectant and preservative drug.

19	Halcinonide Cream	Grucocorticoid. External use drug only to be used on the skin. Used for dermatoneuritis and psoriasis.

20	Compound Fluocinonide Tincture	Grucocorticoid. Used for dermatoneuritis and psoriasis.

21	Policresulen Vaginal Suppository	Anti-microbial and hemostasis drug.

Distribution

Most of our products are sold to sales agents. In the fiscal year of 2021, our sales network covered 5 provinces and 2 municipalities in China and our products were mainly sold in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing, Gansu, and Heilongjiang provinces or cities. In the fiscal year of 2022, because of COVID-19 influence and the Transformation, we did not sell our products to sales agents.

E-business

We are in the process of building the infrastructure to conduct our business over the internet. A B2C e-business call and sales center has been established and will become an integral part of our distribution channel in the future. We have employed graduates from Tsinghua University, Harbin Industry University and Harbin Engineering University to develop the ERP (Enterprise Resource Planning), CRM (Customer Relationship Management) and Office Automation software (“OA Software”) for our e-business. The OA Software has been used in our daily operation. The Company plans to sell its products via internet in the fiscal year of 2023.

Our Customers

We sell most of our products to sales agents, who are our customers. The sales agents sell the products to the end users.

Our customers who contributed more than 10% of our consolidated revenues during the past two fiscal years are as follows:

		Sales
		(in U.S.	Percent of
Name	Products Sold	Dollars)	Sales
FY2022	nil
FY2021
Libin Wang	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	1,478,558	22.53%
Yufeng Shen	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	1,185,711	18.07%
Zhongying Shen	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	1,054,214	16.06%
Suqin Zhang	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	819,996	12.49%
Guangmin Meng	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	761,259	11.60%

In the year end June 30, 2022, the Company had no customers due to the Transformation and the COVID-19.

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

We plan to open chain stores of up to 100 stores within the next 24 months; establish our oversea sales to North America, South Asia and European Union; acquire pharmaceuticals to enhance marketing network and production capacity and increase investment in research and development of CBD drugs and hemp-based products.

The Future

Within the next ten years, our goals are to:

1. Increase product coverage in target markets to achieve 20%-30% coverage

Our target market is the health industry market. Presently, we believe that our product coverage is approximately 0.2%. We plan to open distribution stores in different provinces of China to expand our coverage. We also plan to sell our products through B2C websites to our customers.

2. Develop to be among top 500 companies in the medicine, health product, health industry in the PRC

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

4. Enter into the international market and create an internationally famous brand

Currently, our products are sold under the brand names “Qunle”, “Kindlink”, “Huimeijia” and “Dr. Xiao” in the PRC. Our goal is eventually to establish stable sales abroad in countries such as the United States of America, Russia, and Eastern Europe and South-east Asian countries.

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

Driven by the change of consumer treatment to prevention, the promotion of health awareness, the refinement of health needs and the pursuit of high-quality health products, the market scale of health products in China broke through RMB100 billion (USD16.2 billion) in 2014 and nearly RMB150 billion (USD22.2 billion) in 2017. Qianzhan Industry Research Institute in China predicted that the market scale of health products in China will reach RMB 243.5 billion (USD37.7 billion) in 2025.

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

Competition in the Healthcare Products Industry

We believe our competitors are:

Harbin DaZhong Pharmaceutical Co., Ltd. (Located in Harbin, Heilongjiang Province);

Tsinghua Unisplendour Corporation Limited (Located in Weihai City, Shandong Province);

Heilongjiang Tianlong Pharmaceuticals Co., Ltd (Located in Heilongjiang Province);

HPGC Renmintongtai Pharmaceuticals Co., Ltd (Located in Heilongjiang Province); and

Yunnan Hansu Biotechnology Co., Ltd. (Located in Yunnan Province).

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

Intellectual Property

We received a patent (200610010394.4) for our “Qunle” brand Sailuozhi soft capsule from the National Bureau of Intellectual Property. We had initially applied for and used the trade name of “RunChao” soft capsules, but the trade name was changed to “Qunle”, and the change was approved by the National Bureau of Intellectual Property. The expiration date for “Qunle” is May 12, 2030.

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

As of the date of this report, we have registered the following 14 trademarks(1):

	Certificate
Trademark	No.	Category	Registrant	Valid Term
“Qunle”	3896026	No.5: Food preparations adapted for medical purposes; Albuminous milk; Dietetic beverages adapted for medical purposes; Milk sugar; Diabetic bread; Albuminous foodstuffs for medical purposes; Food for babies; Dietetic substances adapted for medical use; Nutritional additives for medical purposes	Humankind	7/7/2016 to 7/6/2026

“Wangzu”	4857905	No.30: Molasses for food; Honey; pollen healthy grease; tortoise tuchahoe paste; breed columbine extract; helix alga; non-medical nutrition liquid; non-medical nutrition powder; non-medical nutrition capsule; sugar candy bird’s nest	Humankind	5/14/2018 to 5/13/2028

“Kindlink”	3236981	No.5: Food preparations adapted for medical purposes; Dietetic substances adapted for medical use	Humankind	12/7/2013 to 12/06/2023

“Huimeijia”	5280303	No.5: Medicine for human consumption; Medical nutrition capsule; Fibres (Edible plant) [non-nutritive]; Injection; Raw material drug; Troche; suppository; Food preparations adapted for medical purposes; Dietetic foods adapted for medical purposes; Dietetic substances adapted for medical use	Humankind	7/21/2019 to 7/20/2029

“Huide”	5280304	No.5: Medicines for human consumption; Medical nutrition capsule; Fibres (Edible plant) [non-nutritive]; Injection; Raw material drug; Troche; suppository; Food preparations adapted for medical purposes; Dietetic foods adapted for medical purposes; Dietetic substances adapted for medical use	Humankind	7/21/2019 to 7/20/2029

“KDLK”	3230404	No.5: Food preparations adapted for medical purposes; Dietetic foods adapted for medical purposes; Dietetic substances adapted for medical use	Humankind	9/28/2013 to 9/27/2023

“dr.xiao”	5176731	No.5: Disinfectant; Medicines for veterinary purposes; Insecticide; Sanitary napkin; Medicine health bag; Dental lacquer	Humankind	8/14/2019 to 8/13/2029

“dr.xiao”	1610828	No.30: non-medical nutrition liquid; non-medical nutrition cream; non-medical nutrition powder; Honey; non-medical nutrition capsule; non-medical nutrition gum; Candy for food; Spirulina (non-medical nutrient); Candy; Pollen healthy grease	Humankind	7/28/2021 to 7/27/2031

“DaLeNing”	5053772	No.5: Medicine for human; Chinese patent drugs; Suppository; Tincture; Water aqua; Paste; Liniment; Medical lotion; Patch; Chemical pharmaceuticals preparations	HLJ Huimeijia	5/7/2019 to 5/6/2029

“Xuedu”	5053657	No.5: Medicine for human; Chinese patent drugs; Suppository; Tincture; Water aqua; Paste; Liniment; Medical lotion; Patch; Chemical pharmaceuticals preparations	HLJ Huimeijia	5/7/2019 to 5/6/2029

“Xuedu” with an image	642099	No.5: Paste	HLJ Huimeijia	5/21/2013 to 5/20/2023

“Tai Yan Li”	10014001	No.30: Honey, spirulina (non-medical), non-medical nutrient solution, non-medical nutrient lotion, non-medical nutrient powder, non-medical nutrient capsule, pastry, cereal, flour product.	Humankind	11/28/2012 to 11/27/2022

“Tai Yan Li”	10013969	No.3: Cleanser lotion, soup, anti -bacterial hand soup, cleanser, cosmetics, conditioning gel, polish, essential oil.	Humankind	11/28/2012 to 11/27/2022

“Luo Qian’	8358643	No.3: essential oil, fragrance essential oil, nourishing essential oil, cosmetic mask, cosmetic tools, cosmetics, cosmetic cleanser, perfume, weight-losing cosmetics, banishing essence.	Humankind	6/14/2021 to 6/13/2031

(1)	The trademarks listed here have been spelt in Pinyin for the U.S. readers’ convenience. The original trademarks are in Chinese characters.

We have the right to use the following patents under the approval of National Bureau of Intellectual Property:

Patent
Categories	Name	Inventor/Designer	Patent No.	Duration	Owner
Invention Patent	Runchao Soft Capsule and Its Manufacturing Method	Xin Sun	ZL200610010394.4	August 10, 2006- August 9, 2026	Xin Sun*

Utility Patent	Heating System in Compression Coaster with Coating Wheels	ZhengJiang Huang	ZL201220485432.2	September 22, 2012- September 21, 2022	HLJ Huimeijia

Design Patent	Packing Box for Pain- relieving Ointment	Jianjun Wang	ZL201230448116.3	September 19, 2012- September 18, 2022	HLJ Huimeijia

Design Patent	Packing Box for Nasal Mucus-releiving Ointment	Jianjun Wang	ZL201230448676.9	September 19, 2012- September 18, 2022	HLJ Huimeijia

Design Patent	Packing Box for Gou Pi Plaster	Jianjun Wang	ZL201230447952.X	September 19, 2012- September 18, 2022	HLJ Huimeijia

Design Patent	Packing Box for Tendons and Bones Strengthening Musk Ointment	Jianjun Wang	ZL201230448670.1	September 19, 2012- September 18, 2022	HLJ Huimeijia

Design Patent	Packing Box for Pain- relieving Musk Ointment	Jianjun Wang	ZL201230448010.3	September 19, 2012- September 18, 2022	HLJ Huimeijia

*	Mr. Sun verbally authorized the Company the right to use the patent.

The following is a list of our patent applications:

The applicant of all the following patents is Humankind, with their inventor being Mr. Xin Sun. In March 2017, we submitted the below patent applications which are currently in the reviewing process and pending for approval.

Serial No.	Name	Application	Technology Field
1	Cannabidiol (CBD) Cataplasmata	Cannabidiol (CBD) is used for relieving muscle pain and its preparation method.	The invention belongs to the research and application field of industrial hemp and relates to a kind of cataplasmata, in particular to Cannabidiol (CBD) which is used for relieving muscle pain and its preparation method.

2	Cannabidiol (CBD) Suspension	Cannabidiol (CBD) Suspension is used for treating arthritis and its preparation method.	The invention relates to the field of pharmaceutical preparations, in particular to a kind of Cannabidiol (CBD) Suspension which is used for treating arthritis and its preparation method.

3	Cannabidiol (CBD) Gel	Cannabidiol (CBD) Gel has the effect of relieving nervous headache and its preparation method.	The invention relates to gel preparations for medicine, in particular to a kind of Cannabidiol (CBD) Gel which has the effect of relieving nervous headache and its preparation method.

4	Cannabidiol (CBD) Paste	Cannabidiol (CBD) Paste has the effect of relieving swelling and pain and its preparation method.	The invention relates to the field of medicine, in particular to a kind of Cannabidiol (CBD) Paste which has the effect of relieving swelling and pain and its preparation method.

5	Cannabidiol (CBD) Soft Capsule	Cannabidiol (CBD) Soft Capsule has the effect of improving diabetes and its preparation method.	The invention relates to the field of soft capsule, in particular to a kind of Cannabidiol (CBD) Soft Capsule which has the effect of improving diabetes and its preparation method.

6	Cannabidiol (CBD) Suppository	Cannabidiol (CBD) Suppository has the effect of heat sterilization and its preparation method.	The invention relates to the field of medicine, in particular to a kind of Cannabidiol (CBD) Suppository which has the effect of heat sterilization and its preparation method.

7	Cannabidiol (CBD) Plaster	Cannabidiol (CBD) Rubber Plaster has the effect of treating old bone disease and its preparation method.	The invention relates to the field of medical plaster, in particular to a kind of Cannabidiol (CBD) Rubber Plaster which has the effect of treating old bone disease and its preparation method.

8	Cannabidiol (CBD) Rubber Plaster	Cannabidiol (CBD) Rubber Plaster has the effect of dispelling wind and eliminating dampness and its preparation method.	The invention relates to the field of medical plaster, in particular to a kind of Cannabidiol (CBD) Rubber Plaster which has the effect of dispelling wind and eliminating dampness and its preparation method.

9	Cannabidiol (CBD) Liquid Pharmaceutical Preparations	Cannabidiol (CBD) Liquid Pharmaceutical Preparations has the anti-anxiety effect and its preparation method.	The invention relates to the field of liquid pharmaceutical preparations, in particular to a kind of Cannabidiol (CBD) Liquid Pharmaceutical Preparations which has the anti-anxiety effect and its preparation method.

10	Moisturizing Cream with Hemp Seed Oil	Moisturizing Cream with Hemp Seed Oil and its preparation method.	The invention relates to the field of cosmetics, in particular to a kind of Moisturizing Cream which contains hemp seed oil and its preparation method.

The laws governing our business are as follows:

●	Drug administration law of the PRC enacted August 27, 2019

●	Healthcare registration and administration law, enacted January 7, 2005

●	Measures for the Administration of Pharmaceutical Trade License, enacted January 4, 2004

●	Measures for the Supervision Over and Administration of Pharmaceutical Production, enacted May 8, 2004

●	Food Safety Law of the PRC, enacted June 1, 2009

●	Regulation on the Implementation of the Food Safety Law of the PRC, enacted July 20, 2009

●	Regional regulation: Heilongjiang Regional Medicinal Materials Resource Protection Bylaw, enacted January 8, 2005

●	Good Manufacturing Practice (GMP) Amendment, enacted January 17, 2011

●	Hemp Industry 3-year Special Action Plan of Heilongjiang Province (2018-2020) and

●	Hemp Legislation of Heilongjiang Province in May 2017.

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

Employees

As of June 30, 2022, we have 45 full-time employees including 6 officers, 9 administrators, 13 workers, 7 technicians, 5 marketing personals and 5 accountants. Besides, we have 12 sales persons as part-time employees. We believe that we are in compliance with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees.

Item 1A. Risk Factors.

We are a smaller reporting company and therefore this item is not applicable to us.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

There is no private land ownership in PRC. Enterprises and individuals can pay the government a fee to obtain a right to use a piece of land for commercial purpose or residential purpose for an initial period of 50 years or 70 years, respectively. The land use right can be sold, purchased, and exchanged in the market. The land use right of a successor owner will be reduced by the amount of time consumed by the predecessor owner.

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

As of September 15, 2022, we had approximately 502 shareholders of record of our common stock, such number of holders does not include street name holders who hold shares by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have not paid dividends on our common stock and do not anticipate to pay such dividends in the foreseeable future. We will rely on dividends from Humankind for our funds and PRC regulations may limit the amount of funds distributed to us from Humankind, which will affect our ability to declare any dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

On March 27, 2015 the Board of Directors (the “Board”) adopted the Company’s 2015 Equity Incentive Plan (the “Plan”), which became effective as of such date. The total number of authorized shares under the Plan is 6,000,000 shares of common stock.

The following table summarizes the number of shares of our common stock authorized for issuance under our Plan as of June 30, 2022.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	2,700,000	(1)
Total			2,700,000

(1)	The Company granted an aggregate of 3.3 million shares of restricted shares to its CEO and an employee on March 30, 2015. The shares of the Company are quoted on the OTC Markets. As a result, no security holders’ approval is required for the Company’s adoption of an equity compensation plan.

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

We have developed the following products that are derived from hemp and obtained business license to manufacture and sell these products. We have begun to sell these products since May 2018. Hemp Oil, Hemp Protein Powder, Hemp Polypeptide and Collagen Peptide are sold through Humankind. Other products are sold through HLJ Huimeijia. The revenue of the Hemp Oil, Hemp Protein Powder and Hemp Polypeptide accounted for $nil and 89.88% of the total revenues for the fiscal year of 2022 and 2021, respectively.

Serial No.	Name
1	Hemp Oil
2	Hemp Protein Powder
3	Hemp Polypeptide
4	Collagen Peptide
5	Natural Hemp Essence Repair Lotion
6	Natural Hemp Revitalizing Essence
7	Natural Hemp Anit-aging Brightening Eye Cream
8	Natural Hemp Frozen Age Nourishing Cream

We sell our products directly to end customers through our own sales personnel as well as our sales agents, operating primarily in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing and Gansu, where most of our revenues are generated. For the fiscal year 2022, we did not sell products to sales agents, because our sale activities were limited by the COVID-19 resurgence, and our productivity was limited due to enterprise Transformation. Although we do not currently sell our products online, we expect to do so in the future.

2023 Outlook

Overall, we anticipate our total revenues for the year ended June 30, 2023 to reach to $5.2 million, with growth in all categories of our product sales, including the anticipated revenue from Humankind for approximately $1.5 million, and from HLJ Huimeijia for approximately $3.7 million. The gross profit margin for the year ended June 30, 2023 is expected to be approximately 60%, and we estimate our overall net profit margin for the year ended June 30, 2023 to be approximately 20%. There is, however, no assurance that we will reach these projections.

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

Results of Operations

The following table summarizes the top lines of the results of our operations for the years ended June 30, 2022 and 2021, respectively:

	June 30, 2022	June 30, 2021	Variance	%
Revenues	$267	$6,492,720	(6,492,453)	(100.0)%
Humankind	-	6,475,966	(6,475,966)	(100.0)%
HLJ Huimeijia	267	16,754	(16,487)	(98.4)%
Cost of Goods Sold	$1,748	$2,850,729	(2,848,981)	(99.9)%
Humankind	-	2,754,413	(2,754,413)	(100.0)%
HLJ Huimeijia	1,748	96,316	(94,568)	(98.2)%
Gross Profit/(Loss)	$(1,481)	$3,641,991	(3,643,472)	(100.0)%
Humankind	-	3,721,553	(3,721,553)	(100.0)%
HLJ Huimeijia	(1,481)	(79,562)	78,081	98.1%

Revenue

Total revenues of the Company decreased by $6,492,453 or 100.0%, for the year ended June 30, 2022 as compared to the year ended June 30, 2021. The decrease in revenues was primarily due to a decrease of $6,475,966 or 100.0% in Humankind’s revenues for the year ended June 30, 2022 as compared to the year ended June 30, 2021.The decrease in Humankind’s sales revenues was primarily due to Humankind’s enterprise Transformation and COVID-19 resurgence. Humankind is using existing materials to research and develop new products. Humankind decided to transform the primary business to CBD extractive project, because the government intended to support the company research in CBD aspect. However, by the end of fiscal year 2022, the support guidelines had not been published. Although the research process is slow and unpredictable due to the zero-case policy and periodic quarantines caused by COVID-19 resurgence, we expect it to be completed by the end of calendar year of 2022 (“Transformation”). We do not currently sell our products online, but we expect to do so in the future.

Our total cost of sales decreased by $2,848,981 or 99.9% for the year ended June 30, 2022 as compared to the year ended June 30, 2021. The decrease in the overall cost of sales was attributable to a decrease of $2,754,413 or 100.0% in Humankind’s cost of sales in 2022 as compared to the year ended June 30, 2021. The decrease in Humankind’s sales revenues was primarily due to Humankind’s enterprise Transformation, also sales were not smooth because of factory shut down under COVID-19.

Our gross profit decreased by $3,643,472 from $3,641,991 for the year ended June 30, 2021 to gross loss $1,481 for the year ended June 30, 2022.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the years ended June 30, 2022 and 2021, respectively:

	June 30, 2022			June 30, 2021
	Quantity	Sales	%	Quantity	Sales	%
	(Unit)	US$	of	(Unit)	US$	of
Humankind
Propolis and Black Ant Capsule	-	-	-	-	-	-
Waterlilies Soft Capsule (Sailuozhi)	-	-	-	-	-	-
Hemp Oil	-	$-	-	110,781	$2,288,807	35.0%
Collagen Peptide	-	-	-	51,632	640,779	9.9%
Hemp Polypeptide	-	-	-	98,873	2,042,666	31.5%
Hemp Protein Powder	-	-	-	121,245	1,503,714	23.2%
HLJ Huimeijia	-	-	-			-
Natural Hemp Cosmetics	-	-	-			-
Muskiness Bone Strengthener Paste	223	18	6.7%	108,496	10,016	0.2%
ShangBiTongDing	-	-	-			-
Indometacin and Furazolidone Suppositories	383	32	12.1%	20	16	-
Enema Glycerini	-	-	-	-	-	-
Ge Hong Beriberi Water	-	-	-	-	-	-
UmguentumAcidi Borici Camphoratum	-	-	-	-	-	-
Injury and Rheumatism Relieving Paste	1,852	152	56.9%	26,838	3,375	0.1%
Refining GouPi Cream	788	65	24.3%	30,550	3,347	0.1%
Natural Hemp supplies	-	-	-	-	-	-
Total		$267	100.0%		$6,492,720	100.0%

Operating Expenses

The following table summarizes our operating expenses for the years ended June 30, 2022 and 2021, respectively:

	June 30, 2022	June 30, 2021	Variance	%
Operating Expenses
Selling, general and administrative	$934,927	$1,168,385	(233,458)	(20.0)%
Depreciation and amortization	711,515	609,698	101,817	16.7%
Total Operating Expenses	$1,646,442	$1,778,083	(131,641)	(7.4)%

Total operating expenses for the year ended June 30, 2022 declined by $131,641 or 7.4%, as compared to the corresponding period in 2021. The decrease in operating expenses was primarily attributable to a decrease of $233,458 or 20.0% in selling, general and administrative expenses. The decrease in selling, general and administrative expenses was mainly due to the decrease of revenue, the employees' salaries decreased, and the related expenses decreased accordingly.

Interest Income and Interest Expenses

Interest income was $157,860 for the year ended June 30, 2022, as compared to $137,485 for the year ended June 30, 2021. This increase of $20,375, or 14.8%, was primarily due to the increased deposits in the bank compared with the year ended June 30, 2021.

Interest expense was $nil for the year ended June 30, 2022, and for the year ended June 30, 2021.

Other Income

Other income was $1,139,746 expense for the year ended June 30, 2022, as compared to $20,972 for the year ended June 30, 2021. This increase of $1,118,774 or 5,334.6%, was primarily due to revenue earned by the transfer of one of Huimeijia’s production technique. This technique transfer would not affect future production of Huimeijia.

Income Taxes

Income taxes decreased by $727,527, or 99.6%, from $730,461 for the year ended June 30, 2021 to $2,934 for the year ended June 30, 2022. This decrease of income tax expense incurred in the fiscal year ended June 30, 2022 was primarily due to the decrease of net profits before income taxes.

Net Income (Loss) and Net Income per Share

Net loss after provision for income taxes decreased to $353,950, a decrease of $1,645,072 for the year ended June 30, 2022, as compared to net income of $1,291,122 for the year ended June 30, 2021. This decrease was mainly because of the COVID-19 resurgence in China and Humankind was temporarily out of production.

Net loss per share was $0.0054 for the year ended June 30, 2022 and net income per share was $0.0197 for the year ended June 30, 2021. This decrease was primarily a result of the above decrease in net income from the Company’s operations.

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

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of the fiscal years ended June 30, 2022 and 2021:

	2022	2021
For the years ended June 30:
Cash and cash equivalent	$44,789,999	$44,346,744

Working capital	$37,652,693	$38,617,377

Inventories, net	$521,229	$761,639

For the years ended June 30:

Cash provided by (used in):

	2022	2021
Operating activities	$2,115,726	$5,556,694

Investing activities	$-	$(13,655)

Financing activities	$-	$-

Cash and cash equivalents increased by $443,255 from $44,346,744 as of June 30, 2021 to $44,789,999 as of June 30, 2022.

Our working capital as of June 30, 2022 was $37,652,693, compared to working capital of $38,617,377 as of June 30, 2021. This decrease of $964,684 or 2.5% was primarily attributable to the decrease in accounts receivable in the amount of $2,337,300 and the decrease in amounts due to related parties in the amount of $1,320,000.

Net cash provided by operating activities was $2,115,726 for the year ended June 30, 2022, compared to $5,556,694 for the year ended June 30, 2021. The decrease of $3,440,968 in the net cash provided by operating activities was primarily attributable to a decrease of $1,645,072 in net income, $2,018,597 in amounts due to related parties, and $379,006 in accounts receivable, offset by increase of taxes payable in the amount of $233,264 and advance from customers in the amount of $330,983. Other items had no significant changes.

Net cash used in investing activities was $nil for the year ended June 30, 2022, compared to $13,655 for the year ended June 30, 2021, primarily due to the decrease of expenditure in construction in progress in the amount of $5,073 and purchase of property, plant and equipment in the amount of $8,582.

Net cash provided by financing activities was $nil for both years ended June 30, 2022 and 2021.

Other than as described in this report, we have no present agreements or commitments with respect to any material acquisitions of businesses, products, product rights or technologies or any other material capital expenditures. However, we will continue to evaluate acquisitions of, and/or investments in, products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments. We may not be able to obtain such financing on commercially reasonable terms, if at all. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our shareholders, in the case of equity financing.

Related Party Debts

We had related party debts of $6,759,761 as of June 30, 2022, as compared to $8,079,761 as of June 30, 2021, a decrease of $1,320,000 or 16.3%. The amount of related party debts mainly consists of a loan from Mr. Xin Sun, the CEO of the Company. The loan is unsecured and non-interest bearing and has no fixed terms of repayment. There was no written agreement for the loan. See Note 9.

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
China Health Industries Holdings, Inc.

Opinion of the Financial Statements

We have audited the accompanying consolidated balance sheets of China Health Industries Holdings, Inc. and its subsidiaries (the “Company”) as of June 30, 2022 and 2021, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2022 and 2021 and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Inventory

Inventories consist of growing and processed plants and oils and are valued at the lower of cost or net realizable value. In evaluating whether inventories are stated at lower of cost or net realizable value, management considers such factors as inventories in hand, estimated time to sell such inventories and current market conditions. Write-offs for inventory obsolescence are recorded when, in the opinion of management, the value of specific inventory items has been impaired.

Our audit procedures to address the Company’s valuation of inventory included the following, among others. We updated to our understanding of the Company’s inventory process, observations of year end quantities, and the testing of the cultivation, manufacturing and processing costs allocated to the various stages of inventory during the year. We also tested the Company’s net realizable values across each inventory and the assumptions used.

Impairment of long-lived assets

The carrying value of long-lived assets are reviewed when facts and circumstances suggest that the assets may be impaired or that the amortization period may need to be changed. The Company considers internal and external factors relating to each asset, including cash flows, local market developments, industry trends and other publicly available information. If these factors and the projected undiscounted cash flows of the Company over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be adjusted to the fair market value

Our audit procedures relating to the Company’s assessment of impairment of long-lived assets included the following, among others. We evaluated the methodologies and tested the significant assumptions and underlying data used by the Company. Such testing included assessing the reasonableness of the undiscounted cash flow projections used by the Company in their assessment of impairment in comparison with historical data and the Company’s assumptions used for the projections.

/s/ Centurion ZD CPA & Co.
Centurion ZD CPA & Co.

We have served as the Company’s auditor since 2017.

Hong Kong, China

September 15, 2022

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Audited)

	June 30, 2022	June 30, 2021
ASSETS

Current assets
Cash and cash equivalents	$44,789,999	$44,346,744
Accounts receivable, net	9,567	2,346,867
Inventory	521,229	761,639
Other receivables, net	31,778	32,850
Advances to suppliers	214,915	218,307
Prepayments	30,004	24,466
Total current assets	$45,597,492	$47,730,873

Property, plants and equipment, net	3,158,021	3,629,905
Intangible assets, net	1,412,603	1,963,516
Construction in progress	579,402	560,910
Deferred tax assets	-	2,933
Prepayments – Non-Current	-	-
Total assets	$50,747,518	$53,888,137
LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued expenses	334,972	406,821
Other payables	82,323	81,449
Advances from customers	472,307	150,504
Related party debts	6,759,761	8,079,761
Wages payable	162,431	218,602
Taxes payable	133,005	176,359
Total current liabilities	$7,944,799	$9,113,496

Equity
Common stock, ($0.0001 par value per share, 300,000,000 shares authorized, and 65,539,737 shares issued and outstanding as of June 30, 2022 and June 30, 2021, respectively)	6,554	6,554
Additional paid-in capital	521,987	521,987
Accumulated other comprehensive income	538,820	2,156,792
Statutory reserves	38,679	38,679
Retained earnings	41,696,679	42,050,629
Total stockholders’ equity	$42,802,719	$44,774,641
Total equity	$42,802,719	$44,774,641

Total liabilities and equity	$50,747,518	$53,888,137

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Audited)

	For the Year Ended
	June 30, 2022	June 30, 2021

REVENUE	$267	$6,492,720

COST OF GOODS SOLD	1,748	2,850,729

GROSS PROFIT/(LOSS)	(1,481)	3,641,991

OPERATING EXPENSES
Selling, general and administrative expenses	934,927	1,168,385
Depreciation and amortization expenses	711,515	609,698
Total operating expenses	1,646,442	1,778,083

(LOSS)/INCOME FROM OPERATIONS	(1,647,923)	1,863,908

OTHER INCOME/(EXPENSES)
Interest income	157,860	137,485
Interest expense	-	-
Other income, net	1,139,746	20,972
Bank charges	(699)	(782)
Total other income, net	1,296,907	157,675

(LOSS)/INCOME BEFORE INCOME TAXES	(351,016)	2,021,583

Provision for income taxes	(2,934)	(730,461)

NET (LOSS)/INCOME	(353,950)	1,291,122

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Audited) (CONTINUED)

	For the Year Ended
	June 30, 2022	June 30, 2021
Foreign currency translation adjustment	(1,617,972)	3,815,533
COMPREHENSIVE (LOSS)/INCOME	(1,971,922)	$5,106,655

Net (loss)/income per share:

Net (loss)/income per share Basic & diluted	(0.0054)	$0.0197

Weighted average shares outstanding:
Basic & diluted	65,539,737	65,539,737

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Audited)

	Common Shares		Additional Paid-in	Retained	Statutory	Accumulated Other Comprehensive	Total Stockholders’	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Reserve	Income (loss)	Equity	Interest	Equity

Balance, June 30, 2020	65,539,737	$6,554	$521,987	40,759,507	38,679	(1,658,741)	39,667,986	-	39,667,986

Net income				1,291,122			1,291,122	-	1,291,122
Other comprehensive income - Translation adjustment						3,815,533	3,815,533	-	3,815,533

Balance, June 30, 2021	65,539,737	$6,554	$521,987	42,050,629	38,679	2,156,792	44,774,641	-	44,774,641

Net loss				(353,950)			(353,950)	-	(353,950)

Other comprehensive loss - Translation adjustment						(1,617,972)	(1,617,972)	-	(1,617,972)
Balance, June 30, 2022	65,539,737	6,554	521,987	41,696,679	38,679	538,820	42,802,719	-	42,802,719

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

	For the Year Ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities
Net (loss)/income attributable to China Health Industries Holdings	$(353,950)	$1,291,122

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	830,545	878,794
Provision for doubtful accounts	(9,556)	(13,666)
Deferred taxes gain	2,860	3,334
Changes in operating assets and liabilities:
Inventory	215,391	118,743
Accounts receivable	2,288,077	2,667,083
Other receivables	(114)	2,383
Advance to suppliers and prepaid expenses	(11,024)	26,980
Accounts payables and accrued expenses	(57,912)	(36,554)
Advance from customers and other payables	358,179	12,368
Amounts due to related parties	(1,057,059)	961,538
Wages payable	(48,844)	(81,300)
Taxes payable	(40,867)	(274,131)
Net cash provided by operating activities	$2,115,726	$5,556,694

Cash Flows from Investing Activities
Withdraw of short term investment	-	-
Purchase of property, plant and equipment	-	(8,582)
Expenditure in construction in progress	-	(5,073)
Disposal of property, plant and equipment	-	-
Proceeds from short term investment	-	-
Proceeds from disposal of subsidiary	-	-
Net cash (used in)/provided by investing activities	-	(13,655)

Cash Flows from Financing Activities
Proceed from related party debts	-	-
Payment of short term loans	-	-
Net cash (used in)/provided by financing activities	-	-
Effect of exchange rates change on cash and cash equivalents	(1,672,471)	2,731,231

Net increase in cash and cash equivalents	443,255	8,274,270

Cash and cash equivalents, beginning of period	44,346,744	36,072,474
Cash and cash equivalents, end of period	$44,789,999	$44,346,744
Supplemental disclosure of cash flow information
Interest paid	$-	$-
Taxes paid	$-	$973,420
Non-cash activities:
Loan from related party for the construction of a facility	$-	$618,827

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

On November 22, 2013, Humankind completed the acquisition of Heilongjiang Huimeijia Pharmaceutical Co., Ltd. (“HLJ Huimeijia”) for a total purchase price of $16,339,869 (RMB100,000,000). HLJ Huimeijia was founded on October 30, 2003, and is engaged in the manufacturing and distribution of tincture, ointments, rubber paste (including hormones), topical solution, suppositories, liniment (including traditional Chinese medicine extractions), enemas and oral liquids. HLJ Huimeijia’s predecessor is Heilongjiang Xue Du Pharmaceutical Co., Ltd., which has established its brand name in the market through its supply of high quality medical products. HLJ Huimeijia is categorized as a “high and new technology” enterprise by the Science Technology Department in Heilongjiang Province. HLJ Huimeijia has 21 products which have been approved by, and have received approval numbers issued by, the National Medical Products Administration (the “NMPA”). In addition, HLJ Huimeijia is the holder of one patent for utility models, five patents for external design and three trademarks in China, including the Chinese brand name of “Xue Du” which has an established reputation among customers in northeastern China.

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

As of June 30, 2022, the Company’s corporate structure was as follows:

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

For the purpose of presenting these financial statements, the Company’s assets and liabilities with functional currency of HKD are expressed in USD at the exchange rate on the balance sheet date, which was 7.8472 and 7.7658 as of June 30, 2022 and June 30, 2021, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which was 7.8049 and 7.7563 for the years ended June 30, 2022 and 2021, respectively. For Renminbi currency, the Company’s assets and liabilities are expressed in USD at the exchange rate on the balance sheet date, which was 6.6981 and 6.4566 as of June 30, 2022 and June 30, 2021, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which was 6.4554 and 6.6221 for the years ended June 30, 2022 and 2021, respectively.

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

As of June 30, 2022, and 2021, the Company’s uninsured bank balance was mainly maintained at financial institutions located in the PRC and Hong Kong, totaled $44,789,999 and $44,346,744, respectively. The Company has no insured bank balance as of June 30, 2022 and 2021, respectively.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. From November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales agents, whereas the payment terms for sales agents before November 1, 2013 were thirty (30) day. Due to COVID-19, the company extended its credit policy to 180 days this year. As of June 30, 2022 and 2021, the balances of accounts receivable were $9,567 and $2,346,867, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. As of June 30, 2022, and 2021, the balances of allowance for doubtful accounts were $48,769 and $60,394 respectively.

Advance to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials, or service providers for services relating to construction plans for our plant, equipment and production lines for the GMP upgrading, and records these payments as advance to suppliers. The decrease in the amount of advance to suppliers is due to fluctuation of exchange rate. As a result, as of June 30, 2022, and 2021, advance to suppliers amounted to $214,915 and $218,307, respectively.

Inventory

Inventory consists of raw materials, work in progress and finished goods of manufactured products.

Inventory is stated at lower of cost or market and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other entities of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor cost and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory as well as inventory the value of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. The inventory allowance with an amount of $nil and $nil were provided for the years ended June 30, 2022, and 2021, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment,” and FASB ASC Topic 205, “Presentation of Financial Statements.” The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of June 30, 2022, and 2021, the Company has not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant judgment by management is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. Based on such evaluations, there were no impairments recorded for intangible assets for the years ended June 30, 2022 and 2021, respectively.

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

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by Management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there were no impairments recorded for construction in progress, for the years ended June 30, 2022 and June 30, 2021, respectively. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

Revenue Recognition

The Company recognizes revenue at the amount to which it expects to be entitled when control of the products or services is transferred to its customers based on any contract which has been identified. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products or services are transferred to its customers while performance obligation are identified and completed. For most of the Company’s products net sales, control transfers when products are shipped and transaction price are determined. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when control of the products or services is transferred to its customers that reflects the performance obligations are properly allocated and satisfied with transaction price determined. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience for the years ended June 30, 2022 and 2021, respectively.

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

As a result of the implementation of FIN 48 (ASC 740-10), the Company undertook a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48 (ASC 740-10). The Company recognized no material adjustments to liabilities or shareholders’ equity as a result of the implementation. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

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

Value Added Tax

The Provisional Regulations of the PRC Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994 and revised on January 1, 2009. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax (“VAT”) is imposed on goods sold in, or imported into, the PRC and on processing, repair and replacement services provided within the PRC.

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 16% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 16% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. As of June 30, 2022 and June 30, 2021, VAT payables were $29,835 and $34,697, respectively.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the years ended June 30, 2022 and 2021, the Company had no potential dilutive common stock equivalents outstanding.

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

NOTE 3 - ASSETS SALE

On December 24, 2014, Humankind entered into a stock transfer agreement (the “Agreement”) with Xiuzheng Pharmaceutical Group Co., Ltd a company incorporated under the laws of the People’s Republic of China and located in Jilin province (“Xiuzheng Pharmacy” or the “Buyer”), and Mr. Xin Sun, the CEO of the Company, and Huimeijia, pursuant to which, Humankind and Mr. Xin Sun (the “Equity Holders”), shall sell their respective equity interests in Huimeijia to Xiuzheng Pharmacy. The transfer of the 100% equity interests of Huimeijia to the Buyer was for a total cash consideration of RMB 8,000,000 (approximately $1,306,186) to the Equity Holders.

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

NOTE 4 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable amounted to $9,567 and $2,346,867 net of allowance for doubtful accounts amounting to $48,769 and $60,394 as of June 30, 2022 and 2021, respectively.

NOTE 5 - INVENTORIES

Inventory consists of following:

	June 30, 2022	June 30, 2021
Raw Materials	$213,055	$251,989
Supplies and Packing Materials	90,303	93,452
Work-in-Progress	82,412	273,924
Finished Goods	135,459	142,274
Total	$521,229	$761,639

The finished goods produced for wholesale are sold out and cannot be refilled because of the lockdown of factory plant. In addition, the finished goods produced for retail cannot be sold because of the lockdown of the retail store. The inventory allowance with an amount of $nil and $nil were provided for the years ended June 30, 2022 and 2021, respectively.

NOTE 6 - CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:

	June 30, 2022	June 30, 2021
Plant - HLJ Huimeijia	$579,402	$560,910
Total	$579,402	$560,910

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for construction of the HLJ Huimeijia plant. The estimated total cost of construction was approximately $1.86 million (RMB 12,800,000).  As of June 30, 2022, 77.9% of construction has been completed, $1,448,567 (RMB9,702,644) has been recorded as costs of construction in progress and construction in progress at an amount of $949,040 (RMB6,356,767) has been completed and converted into property, plant and equipment.

NOTE 7 - PROPERTY, PLANTS AND EQUIPMENT

Property, plants and equipment consisted of the following:

	June 30, 2022	June 30, 2021
Building, Warehouses and Improvements	$3,946,492	$4,094,105
Machinery and Equipment	1,832,446	1,900,986
Office Equipment	78,360	81,291
Vehicles	217,808	225,955
Others	962,667	998,674
Less Accumulated Depreciation	(3,879,752)	(3,671,106)
Total	$3,158,021	$3,629,905

Depreciation expense was $344,919 and $393,168 for the years ended June 30, 2022 and 2021, respectively. Depreciation expense charged to operations was $344,919 and $124,073 for the years ended June 30, 2022 and 2021, respectively. Depreciation expense charged to cost of goods sold was $nil and $269,095 for the years ended June 30, 2022 and 2021, respectively.

NOTE 8 - INTANGIBLE ASSETS

The following is a summary of intangible assets:

	June 30, 2022	June 30, 2021
Land Use Rights – Humankind	$946,237	$981,630
Health Supplement Product Patents – Humankind	4,478,882	4,646,408
Pharmaceutical Patents - HLJ Huimeijia	390,285	404,883
Land Use Rights - HLJ Huimeijia	647,211	671,419
Less: Accumulated Amortization	(5,050,012)	(4,740,824)
Intangible Assets, net, Held for Continuing Operations	$1,412,603	$1,963,516

There is no private land ownership in PRC.. Enterprises and individuals can pay the government a fee to obtain the right to use a piece of land for commercial purposes or residential purposes for an initial period of 50 years or 70 years, respectively. The land use right can be sold, purchased, and exchanged in the market. The successor owner of the land use right will have the right to use the land for the time remaining on the initial period. The patent has amortized life of 10 years.

Amortization expense charged to operations was $485,625 and $485,625 for the years ended June 30, 2022 and 2021, respectively.

NOTE 9 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun consisted of the following:

	June 30, 2022	June 30, 2021
Mr. Xin Sun	$6,724,850	$8,043,544
Mr. Kai Sun	34,911	36,217
Related Party Debts, Held for Continuing Operations	$6,759,761	$8,079,761

These loans are unsecured and non-interest bearing and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun, a director of Humankind, is a PRC citizen and a family member of Mr. Xin Sun, the CEO of the Company.

NOTE 10 - INCOME TAXES

(a) Corporate income taxes

China Health US was incorporated in the State of Arizona on July 11, 1996. After the Company had acquired the business of China Health HK through the acquisition of all the share capital of China Health HK under a share exchange agreement dated December 31, 2008, it became a holding company and did not conduct any substantial operations or business of its own in the State of Delaware and in the U.S.

The Company also does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries, either owned directly or indirectly, because it was elected to indefinitely reinvest such earnings outside the U.S to support non-U.S. liquidity needs to fund operations and growth of its foreign subsidiaries and acquisitions.

United States

China Health US had no taxable income for U.S. corporate income tax purposes for the years ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and 2021, China Health US had $1,793,042 and $1,569,209 in net operating loss carry forwards available to offset future taxable income, respectively. The federal corporate net operating loss carryover is expired in 20 taxable years following the taxable year of the loss. If not utilized, the federal net operating loss for the fiscal years 2022 and 2021 in an amount of $223,833 and $187,462, respectively, will begin to expire in the years 2041 and 2040, respectively. Management believes that it is more likely than not that the benefits from these accumulated net operating losses will not be realized in the future due to the Company’s operating history and the continued losses of its U.S. operation. Accordingly, the Company has provided a full valuation allowance on the deferred tax assets under its U.S. entity.

Hong Kong

China Health Industries Holdings Limited (“China Health HK”) was incorporated in Hong Kong on July 20, 2007 and is subject to Hong Kong profits taxation on its business activities conducted in Hong Kong and income sourced in Hong Kong. As of June 30, 2022, and 2021, China Health Hong Kong had $11,030 and $10,588 in net operating loss carry forwards available to offset future taxable income, respectively. Net operating losses of Hong Kong can generally be carried forward indefinitely. The Company believes that it is more likely than not that these accumulated net operating losses will not be utilized in the future due to the fact that the Company does not have and probably will not have any business operations in HK. Therefore, the Company had provided full valuation allowance for the deferred tax assets arising from the losses in Hong Kong during the years ended June 30, 2022, and 2021, amounting $441 and $489, respectively. Accordingly, there is no net deferred tax assets under this entity.

People’s Republic of China

Under the EIT Law, the standard EIT rate is 25%. The PRC subsidiaries of the Company are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

The provision for income taxes consisted of the following for the years ended June 30, 2022 and 2021:

As of June 30, 2022, and 2021, taxes payable consists of:

	June 30, 2022	June 30, 2021
Income tax payable	$23,839	$28,895
Value-added tax payable	29,835	34,697
Other taxes payable	79,331	112,767
Total	$133,005	$176,359

A reconciliation between the Company’s actual provision for income taxes and the provision at the statutory rate is as follows:

	June 30, 2022	June 30, 2021
Pre-tax book income	$(351,016)	$2,021,583
Federal statutory rate	21%	21%
Income tax computed at U.S. federal statutory rate	(73,714)	424,532
Non-deductible staff welfare	-	-
Foreign rate differential	(7,874)	392,435
Change in valuation allowance	84,522	(86,506)
Total provision for income taxes	$2,934	$730,461

The Company’s effective tax rate was 0.8% and 36.1% for the years ended June 30, 2022 and 2021, respectively.

The provision for income taxes on income consists of the following for the years ended June 30, 2022 and 2021:

Provision for income taxes consisted of:

	For the Years Ended
	June 30,
	2022	2021
Current provision:
Domestic	$-	$-
Foreign	-	727,588
Total current provision	-	727,588
Deferred provision:
Domestic	-	-
Foreign	2,934	2,873
Total deferred provision	2,934	2,873
Total provision for income taxes	$2,934	$730,461

Significant components of deferred tax assets were as follows:

	June 30, 2022	June 30, 2021
Deferred tax assets
Net operating loss carry forward	$1,096,936	$1,018,253
Allowance for doubtful accounts	(12,192)	(15,100)
Valuation allowance	(1,084,744)	(1,000,220)
Deferred tax assets, net	$-	$2,933

(b) Uncertain tax positions

There were no unrecognized tax benefits as of June 30, 2022 and 2021, respectively. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. There was no interests and penalties arising from its tax payments for the years ended June 30, 2022.

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

For the years ended June 30, 2022, and 2021, the Company does not have potential dilutive shares. The following table sets forth the computation of basic and diluted net income per share:

	For the Years Ended
	June 30,	June 30,
	2022	2021
Net income/(loss)	$(353,950)	$1,291,122

Net income/(loss) per share:

Net income (loss) per share Basic & diluted	$(0.0054)	$0.0197

Weighted average shares outstanding:
Basic & diluted	65,539,737	65,539,737

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company’s assets are located in the PRC and revenues are derived from operations in the PRC.

In terms of industry regulations and policies, the economy of the PRC has been transitioning from a planned economy to market oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reforms, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in the PRC is still owned by the Chinese government. For example, there is no private land ownership in PRC and all land is leased by government to business entities or individuals through the government’s granting of Land Use Rights. The granting process is typically based on government policies at the time of granting and can be lengthy and complex. This process may adversely affect the Company’s future manufacturing expansions. The Chinese government also exercises significant control over the PRC’s economic growth through the allocation of resources and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures.

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

The Company had no rental commitment as of June 30, 2022.

NOTE 13 - MAJOR SUPPLIERS AND CUSTOMERS

For the year ended June 30, 2022, the Company had no suppliers due to its being temporarily out of production. For the year ended June 30, 2021, the Company had three suppliers that in aggregate accounted for approximately 78% of the Company’s purchases, with each supplier accounting for 40%, 22% and 16%, respectively.

For the year ended June 30, 2022, the Company had no customers due to the enterprise Transformation and the COVID-19 resurgence. For the year ended June 30, 2021, the Company had six customers that in aggregate accounted for 91% of the Company’s total sales, with each customer accounting for 23%, 18%, 16%, 13%, 12%, and 9%, respectively.

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

The following tables present summary information by segment for the years ended June 30, 2022 and 2021, respectively:

		For the Year Ended June 30, 2022					For the Year Ended June 30, 2021
	HLJ			Consolidated	HLJ			Consolidated
	Huimeijia	Humankind	Others	operations	Huimeijia	Humankind	Others	operations
Revenues	$267	$-	$-	$267	$16,754	$6,475,966	$-	$6,492,720
Cost of revenues	1,748	-	-	1,748	96,316	2,754,413	-	2,850,729
Gross profit (loss)	(1,481)	-	-	(1,481)	(79,562)	3,721,553	-	3,641,991
Interest income	322	157,536	2	157,860	9	137,468	8	137,485
Interest expense	-	-	-	-	-	-	-	-
Depreciation and amortization	60,962	650,553	-	711,515	62,239	547,459	-	609,698
Income tax	-	2,934	-	2,934	-	730,461	-	730,461
Net income (loss)	509,990	(637,666)	(226,274)	(353,950)	(386,910)	1,865,983	(187,951)	1,291,122
Total capital expenditures	-	-	-	-	5,074	8,582	-	13,656
Total assets	$2,994,826	$47,724,803	$27,889	$50,747,518	$3,453,342	$50,347,870	$86,925	$53,888,137

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there are no additional items required to disclose.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 in Internal Control—Integrated Framework. Our management has implemented and tested our internal control over financial reporting based on these criteria and did not identify any significant deficiencies and material weaknesses as of June 30, 2022. However, based on the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience, our management has considered this as a material weakness and determined that as of June 30, 2022, the internal control over financial reporting was not effective.

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

Name	Age	Position

Xin Sun	56	Chairman (sole director), Chief Executive Officer, Chief Financial Officer and Treasurer

Biography

Mr. Xin Sun, age 56, has been serving as our Chairman of Board of Directors, Chief Executive Officer and Chief Financial Officer since 2009. From 1988 to 1991, he was the Production Manager at Ha Yao Group Sanchine Medicine Joint-Stock Company Ltd. From 1991 to 1994, he was the District Director for the Northeast District of China for Pfizer Pharmaceuticals Limited. Thereafter, he spent one year as the Director of Marketing for Ha Yao Group Sanchine Medicine Joint-Stock Company Ltd. From 1996 to 2002, he was the Chief Executive Officer of a company he founded, Heilongjiang Bijie Chemical Industry Co., Ltd., which is no longer in existence. From 2003 to the present, he has been the President and Chief Executive Officer of Humankind. Mr. Sun is also President and General Manager of Huimeijia. Mr. Xin Sun attended Jia Mu Si Medical College with a major in Pharmacy from 1984 to 1988. He obtained his Masters of Business Administration from Renmin University of China in 2004. Mr. Sun attended the Doctor of Business Administration program in Business Institute of Pennsylvania since September 2018 and received a doctor’s degree in 2019.

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

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to the shareholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. Our sole director believes that there are general requirements for service on the Board that are applicable to all directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The existing board member considers the qualifications of director and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by the shareholders, the Board will consider the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors it determines are pertinent in light of the current needs of the Board.

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

Based solely on our review of the copies of such reports, we believe that, with respect to the fiscal year ended June 30, 2022, there is no triggering event for the filing of any report under Section 16(a) by our sole officer and director, or by any of the persons known to us to own more than ten percent of our common stock.

Meetings of Our Board of Directors

The Board held no meetings; however, the Board had resolved matters in written consent one time during the fiscal year ended June 30, 2022.

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

Director Compensation

We did not compensate our director for the fiscal year ended June 30, 2022. Going forward, however, we intend to implement a market-based director compensation program.

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

Article Seven of our Articles of Incorporation provides that no director shall be personally liable to the Company or the shareholders for monetary damages for any breach of fiduciary duty by such person in his or her capacity as a director. Notwithstanding the foregoing sentence, a director shall be liable to the extent provided by applicable law, (i) for breach of his or her duty of loyalty to the Company or the shareholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) pursuant to Section 174 of the Delaware General Corporation law, or (iv) for any transaction from which he or she derived an improper personal benefit. No amendment to or repeal of this provision shall apply to or have any effect on the liability or alleged liability of any director of the Company for or with respect to any acts or omissions of such director occurring prior to such amendment.

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

The effect of indemnification may be to limit the rights of the Company and the shareholders (through shareholders’ derivative suits on behalf of the Company) to recover monetary damages and expenses against a director for breach of fiduciary duty.

Directors and Officers of Humankind

The following table sets forth certain information as of June 30, 2022 concerning the directors and executive officers of Humankind:

Directors and Executive Officers	Position/Title	Age
Xin Sun	Chairman, Chief Financial Officer, Treasurer	56
Baosen Ma	President, Secretary, Director	54
Kai Sun	Director	51

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

SUMMARY COMPENSATION TABLE

(all figures in US Dollars)

						Non-Equity	Non-qualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Xin Sun, Chief Executive Officer,	2022	9,016	-	-	N/A	N/A	N/A	N/A	9,016
Chief Financial Officer	2021	31,327	-	-	N/A	N/A	N/A	N/A	31,327

Employment Agreements

We have no employment agreement with our sole principal executive officer, Mr. Xin Sun.

Equity Compensation Plan Information

The following table sets forth information regarding grants of awards and outstanding equity awards to Named Executive Officer during the year ended June 30, 2022:

Grants of Plan-Based Awards

		Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or	All other option awards: Number of securities underlying	Exercise or base price of option	Grant date fair value of stock and
Name	Grant date	Threshold($)	Target($)	Maximum($)	Threshold(#)	Target(#)	Maximum(#)	units (#)	options (#)	awards ($/Sh)	option awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

Xin Sun, Chief Executive Officer, Chief Financial Officer	-	-	-	-	-	-	-	-	-	-	$-

Outstanding Equity Awards at Fiscal Year-End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options(#) exercisable	Number of securities underlying unexercised options(#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options(#)	Option exercise price($)	Option expiration date	Number of shares or units of stock that have not vested(#)	Market value of shares or units of stock that have not vested(#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested(#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Xin Sun, Chief Executive Officer, Chief Financial Officer	-	-	-	-	-	-	-	-	-

Option Exercises and Stock Vested

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
(a)	(b)	(c)	(d)	(e)

Xin Sun, Chief Executive Officer, Chief Financial Officer	-	-	-	-

Director’s and Officer’s Liability Insurance

We currently do not have insurance insuring directors and officers against liability; however, we are in the process of investigating the availability of such insurance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than five percent of any class of voting securities, (ii) our director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of September 15, 2022.

The address of the beneficial owner listed below is Harbin Humankind Biology Technology Co. Limited, 3199-1 Longxiang Road, Songbei District, Harbin, Heilongjiang Province, PRC.

		Amount and Nature of
Title of Class	Name	Beneficial Owner	Percent of Class (1)

Common Stock	Xin Sun, Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer	20,507,188	31.3%

Common Stock	All officers and directors as a group (1 person)	20,507,188	31.3%

(1)	Based on 65,539,737 total issued and outstanding shares of the Company as of September 15, 2022. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of September 15, 2022 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

Mr. Xin Sun has the sole power to vote and dispose all shares of common stock listed opposite his name. Mr. Sun did not and does not own any options or convertible securities.

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

The amounts due to related parties are used to support the normal business operation of the Company, the related cash flows are classified as operating activities. The total amounts due to Mr. Sun were $6,724,850 and $8,043,544 as of June 30, 2022 and June 30, 2021, respectively.

There were no interested imputed on the loans for the fiscal years 2022 and 2021, respectively.

Item 14. Principal Accountant Fees and Services.

We were billed by CENTURION ZD CPA & CO., our independent public accountants for the following professional services it performed for us during the fiscal year ended June 30, 2022 and 2021, as set forth in the table below:

		Audit-
	Audit	Related	Tax	Other
	Fees	Fees	Fees	Fees
2022	$140,000	-	-	-

2021	$140,000	-	-	-

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

Pre-Approval Policies and Procedures

All of the services rendered to us by our independent registered public accountants were pre-approved by the Board.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:

3.1	Articles of Incorporation.		Exhibit 3.1 of the Company’s Registration Statement on Form 10-SB filed with the SEC on December 1, 2004.

3.2	By-laws.		Exhibits 3.2 of the Company’s Registration Statement on Form 10-SB filed with the SEC on December 1, 2004.

3.3	Certificate of Amendment, dated May 11, 2005.		Exhibits 3.3 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

3.4	Certificate of Amendment, dated November 12, 2008.		Exhibit 3.4 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

3.5	Certificate of Amendment, dated February 11, 2009.		Exhibit 3.5 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

4.1	Specimen of Common Stock Certificate		Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the SEC on September 29, 2014.

4.2	Description of Securities Registered Pursuant to Section 12 of the Exchange Act.	X

10.1	English Translation of Land Use Agreement, dated June 7, 2004, between Harbin Humankind Biology Technology Co. Limited and Harbin City, Daochu District, Songbei Township, Jinxin Village.		Exhibit 10.3 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.2	English Translation of Cooperative Agreement, dated September 17, 2008, between Harbin Humankind Biology Technology Co. Limited and the Commercial Bureau of Qing’an County.		Exhibit 10.5 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.3	English Translation of Land Purchase Agreement, dated July 7, 2009, between Harbin Humankind Biology Technology Co. Limited and Harbin Songbei District Construction and Development Management Committee.		Exhibit 10.6 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.4	English Translation of Technology Transfer Agreement, dated October 12, 2007, between Harbin Humankind Biology Technology Co. Limited and Beijing Jindelikang Bio- Technology Co., Ltd.		Exhibit 10.7 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.5	English Translation of Health Food Technology Transfer Agreement, dated January 18, 2013 by and between Harbin Humankind Biology Technology Co., Limited and Guangzhou Aoda Biology Beauty Healthy Technology Co., Ltd.	Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013.

10.6	English Translation of Stock Transfer Agreement, dated April 10, 2013, by and between Stockholder of Heilongjiang Huimeijia Pharmaceuticals Co., Ltd, Liyuan Sun and Harbin Humankind Biology Technology Co., Limited. and its addendum dated June 18, 2013.	Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013.

10.7	English Translation of Stock Transfer Agreement, dated April 10, 2013, by and between Stockholder of Heilongjiang Huimeijia Pharmaceuticals Co., Ltd, Wenbin Zhang and Harbin Humankind Biology Technology Co., Limited. and its addendum dated June 18, 2013.	Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013.

10.8	English Translation of Stock Transfer Agreement dated December 24, 2014, by and among Harbin Humankind Biology Technology Co., Limited., Xin Sun, Harbin Huimeijia Medicine Company, and Xiuzheng Pharmaceutical Group Co., Ltd.	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2014.

10.9	English Translation of the Supplementary Agreement dated February 9, 2015, by and among Harbin Humankind Biology Technology Co., Limited., Xin Sun, Harbin Huimeijia Medicine Company, and Xiuzheng Pharmaceutical Group Co., Ltd.	Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 13, 2015.

10.10	China Health Industries Holdings, Inc. 2015 Equity Incentive Plan, effective as of March 27, 2015	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2015.

10.11	Form of the Restricted Stock Award Agreement	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2015.

21.1	List of Subsidiaries.		Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2018.

23.1	Consent of the Independent Publicly Registered Accountants	x

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

32.1	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	x

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

	By:	/s/ Xin Sun
Date: September 15, 2022	Name:	Xin Sun
	Title:	Chief Executive Officer (principal executive officer)

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

Date: September 15, 2022