Form 10-Q
period 2022-09-30
China Health Industries Holdings, Inc.
filed 2022-11-04
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, there were 65,539,737 shares of common stock, $0.0001 par value per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022 (Unaudited)	June 30, 2022 (Audited)
ASSETS

Current assets
Cash and cash equivalents	$42,120,164	$44,789,999
Accounts receivable, net	9,008	9,567
Inventory	469,101	521,229
Other receivables, net	28,661	31,778
Advances to suppliers	202,435	214,915
Prepayments	23,523	30,004
Total current assets	$42,852,892	$45,597,492

Property, plants and equipment, net	2,938,630	3,158,021
Intangible assets, net	1,217,092	1,412,603
Construction in progress	550,150	579,402
Prepayments – Non-Current	-	-
Deferred tax assets	-	-
Total assets	$47,558,764	$50,747,518

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued expenses	$309,491	$334,972
Other payables	79,665	82,323
Advances from customers	1,454,918	472,307
Related party debts	5,619,063	6,759,761
Wages payable	127,032	162,431
Taxes payable	133,132	133,005
Total current liabilities	$7,723,301	$7,944,799

Equity
Common stock, ($0.0001 par value per share, 300,000,000 shares authorized, 65,539,737 and 65,539,737 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively)	6,554	6,554
Additional paid-in capital	521,987	521,987
Accumulated other comprehensive income	(1,971,991)	538,820
Statutory reserves	38,679	38,679
Retained earnings	41,240,234	41,696,679
Total stockholders’ equity	$39,835,463	$42,802,719

Total liabilities and equity	$47,558,764	$50,747,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended
	September 30, 2022	September 30, 2021

REVENUE	$-	$266

COST OF GOODS SOLD	-	(1,744)

GROSS PROFIT (LOSS)	-	(1,478)

OPERATING EXPENSES
Selling, general and administrative expenses	334,846	255,073
Depreciation and amortization expenses	155,877	179,950
Total operating expenses	490,723	435,023

LOSS FROM OPERATIONS	(490,723)	(436,501)

OTHER INCOME/(EXPENSES)
Interest income	34,483	41,034
Interest expenses	-	-
Other income, net	-	481,302
Bank charges	(205)	(165)
Total other income, net	34,278	522,171

INCOME(LOSS) BEFORE INCOME TAXES	(456,445)	85,670

Provision for income taxes	-	(107,057)

NET LOSS	(456,445)	(21,387)

Foreign currency translation adjustment	(2,510,811)	92,842

COMPREHENSIVE INCOME (LOSS)	$(2,967,256)	$71,455

Net loss per share:

Basic & diluted earnings per share	$(0.0070)	$(0.0003)

Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	65,539,737	65,539,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Shares		Additional Paid-in	Retained	Statutory	Accumulated Other Comprehensive	Total Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Reserve	Income (loss)	Equity	Interest	Equity

Balance, June 30, 2021	65,539,737	$6,554	$521,987	42,050,629	38,679	2,156,792	44,774,641	-	44,774,641

Net income	-	-	-	(21,387)	-	-	(21,387)	-	(21,387)
Other comprehensive loss - Translation adjustment	-	-	-	-	-	92,842	92,842	-	92,842
Balance, September 30, 2021	65,539,737	$6,554	$521,987	$42,029,242	$38,679	$2,249,634	$44,846,096	$-	$44,846,096

Balance, June 30, 2022	65,539,737	6,554	521,987	41,696,679	38,679	538,820	42,802,719	-	42,802,719

Net loss	-	-	-	(456,445)	-	-	(456,445)	-	(456,445)

Other comprehensive loss - Translation adjustment	-	-	-	-	-	(2,510,811)	(2,510,811)	-	(2,510,811)
Balance, September 30, 2022	65,539,737	6,554	521,987	41,240,234	38,679	(1,971,991)	39,835,463	-	39,835,463

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	September 30,	September 30,
	2022	2021
Cash Flows from Operating Activities
Net loss from operations	$(456,445)	$(21,387)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expenses	155,877	210,060
Provisions for doubtful accounts	-	(7,479)
Deferred taxes loss/(gain)	-	-
Changes in operating assets and liabilities,
Accounts receivable	-	1,646,539
Other receivables	1,309	(921)
Inventory	22,518	(4,677)
Advances to suppliers and prepaid expenses	4,836	3,665
Accounts payables and accrued expenses	(2,387)	(471,032)
Advances from customers and other payables	1,099,342	41,259
Amounts due to related parties	(803,414)	813,111
Wages payable	(26,903)	(32,258)
Taxes payable	(12,267)	102,732
Net cash (used in)/provided by operating activities	(17,534)	2,279,612

Cash Flows from Investing Activities
Purchases of property, plants and equipment	-	-
Expenditures in construction in progress	-	-
Disposal of property, plant and equipment	-	-
Net cash (used in)/provided by investing activities	-	-

Cash Flows from Financing Activities
Proceeds from related party debts	-	-
Net cash (used in)/provided by financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	(2,652,301)	(684,679)

Net increase/(decrease) in cash and cash equivalents	(2,669,835)	1,594,933

Cash and cash equivalents, beginning balance	44,789,999	44,346,744

Cash and cash equivalents, closing balance	42,120,164	45,941,677

Supplemental cash flow information
Cash paid for income taxes	$-	$4,156
Cash paid for interest expenses	$-	$-

Non-cash activities:
Loan from related party for the construction of a facility	$-	$-

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

As of September 30, 2022, the Company’s corporate structure was as follows:

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and Management believes that the disclosures are sufficient so that the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022. These unaudited condensed consolidated financial statements include all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and the results of operations of the Company. All such adjustments are of a normal and recurring nature. The results of operations of the Company for the three months ended September 30, 2022 may not be indicative of results that may be expected for the year ended June 30, 2023.

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

As of September 30, 2022 and June 30, 2022, the Company’s uninsured bank balances were mainly maintained at financial institutions located in the PRC and Hong Kong. The uninsured bank balances were $42,120,164 and $44,789,999 as of September 30, 2022 and June 30, 2022, respectively. The Company had no insured bank balances as of September 30, 2022 and June 30, 2022.

Accounts Receivable

Accounts receivable is recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business, but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on Management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. From November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales agents. As of September 30, 2022 and June 30, 2022, the balances of accounts receivable were $54,929 and $58,336, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts, and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. The Company has determined that an allowance of $45,921 and $48,769 was appropriate as of September 30, 2022 and June 30, 2022, respectively.

Advances to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials or to service providers for services relating to construction plans for its plants, equipment and production lines for GMP upgrading, and records these payments as advances to suppliers. As of September 30, 2022 and June 30, 2022, advances to suppliers amounted to $202,435 and $214,915, respectively.

Inventory

Inventory consists of raw materials, work in progress, and finished goods or manufactured products.

Inventory is stated at the lower of either cost or market value and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other subsidiaries of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor costs and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory, as well as inventory the value of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. The inventory allowance in the amounts of $nil and $nil were provided for as of September 30, 2022 and June 30, 2022, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment”, and FASB ASC Topic 205, “Presentation of Financial Statements”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve Management’s estimates on asset useful life and future cash flows. Actual useful life and cash flows could be different from those estimated by Management, which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. As of September 30, 2022 and June 30, 2022, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other”. Intangible assets deemed to have indefinite life are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve Management’s estimates of asset useful life and future cash flows. Significant judgment of Management is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, the Company could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets, for the three months ended September 30, 2022 and 2021, respectively.

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

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by Management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, there was no impairments recorded for construction in progress, for the three months ended September 30, 2022 and 2021, respectively. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

Revenue Recognition

The Company recognizes revenue at the amount to which it expects to be entitled when control of the products or services is identified in any contract and transferred to its customers. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products or services are transferred to its customers while performance obligation are completed. For most of the Company’s products net sales, control transfers when products are shipped and transaction price are determined. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when control of the products or services is transferred to its customers that reflects the performance obligations are properly allocated with transaction price and satisfied in the contract. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience for the three months ended September 30, 2022 and 2021, respectively.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 16% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 16% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. As of September 30, 2022 and June 30, 2022, VAT payables were $29,540 and $29,835, respectively.

Sales-Related Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual aggregate VAT paid by the Company as taxes for the purposes of maintaining and building cities and educational facilities, which fees are included as sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. Sales-related taxes were $nil and $nil for the three months ended September 30, 2022 and 2021, respectively.

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

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the three months ended September 30, 2022 and 2021, the Company had no potential dilutive common stock equivalents outstanding.

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

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable was $54,929 and $58,336, net of allowances for doubtful accounts amounting to $45,921 and $48,769, as of September 30, 2022 and June 30, 2022, respectively.

NOTE 4 - INVENTORY

Inventory consisted of following:

	September 30,	June 30,
	2022	2022
Raw Materials	$165,819	$213,055
Supplies and Packing Materials	84,408	90,303
Work-in-Progress	97,295	82,412
Finished Goods	121,579	135,459
Total	$469,101	$521,229

The inventory allowance in the amounts of $nil and $nil was provided for as of September 30, 2022 and June 30, 2022, respectively.

NOTE 5 - CONSTRUCTION IN PROGRESS

Construction in progress from the continuing operations of the Company consisted of the following:

	September 30,	June 30,
	2022	2022
Plant - HLJ Huimeijia	$550,150	$579,402
Total	$550,150	$579,402

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for construction of the HLJ Huimeijia plant. The estimated total cost of construction was approximately $1.86 million (RMB 12,800,000). As of September 30, 2022, 77.9% of construction has been completed, $1,363,976 (RMB 9,702,644) has been recorded as costs of construction in progress and construction in progress at an amount of $893,620 (RMB 6,356,767) has been completed and converted into property, plant and equipment.

NOTE 6 - PROPERTY, PLANTS AND EQUIPMENT

Property, plants and equipment consisted of the following:

	September 30,	June 30,
	2022	2022
Building, Warehouses and Improvements	$3,716,033	$3,946,492
Machinery and Equipment	1,727,590	1,832,446
Office Equipment	73,784	78,360
Vehicles	205,089	217,808
Others	906,451	962,667
Less: Accumulated Depreciation	(3,690,317)	(3,879,752)
Total	$2,938,630	$3,158,021

Depreciation expenses was $38,544 and $88,654 for the three months ended September 30, 2022 and 2021, respectively. Depreciation expenses charged to operations was $38,544 and $55,687 for the three months ended September 30, 2022 and 2021, respectively. Depreciation expenses charged to cost of goods sold was $nil and $ nil for the three months ended September 30, 2022 and 2021, respectively.

NOTE 7 - INTANGIBLE ASSETS

The following is a summary of intangible assets from the continuing operations of the Company:

	September 30, 2022	June 30, 2022
Land Use Rights – Humankind	$890,980	$946,237
Health Supplement Product Patents – Humankind	4,217,333	4,478,882
Pharmaceutical Patents - HLJ Huimeijia	367,494	390,285
Land Use Rights - HLJ Huimeijia	609,417	647,211
Less: Accumulated Amortization	(4,868,132)	(5,050,012)
Total	$1,217,092	$1,412,603

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

Amortization expenses was $117,333 and $121,406 for the three months ended September 30, 2022 and 2021, respectively.

NOTE 8 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun, consisted of the following:

	September 30, 2022	June 30, 2022
Mr. Xin Sun	$5,586,190	$6,724,850
Mr. Kai Sun	32,873	34,911
Total	$5,619,063	$6,759,761

These loans are unsecured, non-interest bearing, and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun is a PRC citizen and a family member of Mr. Xin Sun, the CEO of the Company.

NOTE 9 - INCOME TAXES

(a) Corporate income taxes

United States

China Health US was organized in the United States. China Health US had no taxable income for US income tax purposes for the three months ended September 30, 2022 and 2021. As of September 30, 2022 China Health US had a net operating loss carry forward for United States income tax purposes. Net operating loss carry forwards are available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and the continued losses of its US entity. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the three months ended September 30, 2022 and 2021. Management reviews this valuation allowance periodically and makes adjustments accordingly.

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

The provision for income taxes of the Company consisted of the following for the three months ended September 30, 2022 and 2021:

	For the Three Months Ended
	September 30,
	2022	2021
Current provision:	-	-
USA	$-	$-
PRC	-	107,057
Total current provision	-	107,057
Deferred provision:	-	-
USA	-	-
PRC	-	-
Total deferred provision	-	-
Total provision for income taxes	$-	$107,057

Significant components of deferred tax assets of the Company were as follows:

	September 30,	June 30,
	2022	2022
Deferred tax assets
Net operating loss carry forward	$1,210,228	$1,096,936
Allowances for doubtful accounts	(11,480)	(12,192)
Valuation allowance	(1,198,748)	(1,084,744)
Total	$-	$-

(b) Uncertain tax positions

There were no unrecognized tax benefits as of September 30, 2022 and June 30, 2022. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the three months ended September 30, 2022 and 2021, the Company did not incur any interest or penalties arising from its tax payments.

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

For the three months ended September 30, 2022 and 2021, the Company did not have potential dilutive shares. The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended
	September 30,
	2022	2021

Net loss	$(456,445)	$(21,387)

Net loss per share:

Net loss per share basic & diluted	(0.0070)	(0.0003)

Weighted average shares outstanding:
Basic & diluted	65,539,737	65,539,737

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

The Company had no rental commitment as of September 30, 2022.

NOTE 12 - MAJOR SUPPLIERS AND CUSTOMERS

For the three months ended September 30, 2022 and 2021, the Company had no suppliers due to the Company being temporarily out of production.

Humankind is using existing materials to research and develop new products. Humankind decided to transform the primary business to CBD extractive project, because the government intended to support the company research in CBD aspect (“Transformation”) including various industrial and biological application. Therefore, for the three months ended September 30, 2022 and 2021, the Company had no customers due to the enterprise Transformation and the COVID-19.

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

The following table presents summary information by segment for the three months ended September 30, 2022 and 2021, respectively:

	For the Three Months Ended September 30, 2022				For the Three Months Ended September 30, 2021
	HLJ				HLJ
	Huimeijia	Humankind	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$-	$-	$-	$-	$266	$-	$-	$266
Cost of revenues	-	-	-	-	(1,744)	-	-	(1,744)
Gross profit (loss)	-	-	-	-	(1,478)	-	-	(1,478)
Interest income	304	34,173	6	34,483	3	41,030	1	41,034
Depreciation and amortization	89,158	66,719	-	155,877	15,479	164,471	-	179,950
Income tax	-	-	-	-	-	107,057	-	107,057
Net income (loss)	(267,929)	(168,136)	(20,380)	(456,445)	(73,353)	202,773	(150,807)	(21,387)
Total capital expenditures	-	-	-	-	-	-	-	-
Total assets	$44,660,219	$2,870,082	$28,463	$47,558,764	$3,423,241	$51,664,803	$(1,483,858)	$53,604,186

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

We have developed the following products that are derived from hemp and obtained business license to manufacture and sell these products. We began to sell these products since May 2018. Hemp Oil, Hemp Protein Powder, Hemp Polypeptide and Collagen Peptide are sold through Humankind, Other cosmetics are sold through HLJ Huimeijia. The revenue of the Hemp Oil, Hemp Protein Powder, Hemp Polypeptide and Collagen Peptide accounted for 0.00% and 0.00% for the three-month periods ended September 30, 2022 and 2021, respectively.

Serial No.	Name
1	Hemp Oil
2	Hemp Protein Powder
3	Hemp Polypeptide
4	Collagen Peptide
5	Natural Hemp Essence Repair Lotion
6	Natural Hemp Revitalizing Essence
7	Natural Hemp Anit-aging Brightening Eye Cream
8	Natural Hemp Frozen Age Nourishing Cream

Our business model is to sell our products directly to end customers through our own sales personnel as well as our sales agents, operating primarily in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing and Gansu, where most of our revenues are used to be generated. Because of COVID-19 affect influence and the “Transformation of the Company”, we did not sell our product to sales agents for the three months ended September 30, 2022. Humankind is using existing materials to research and develop hemp related products. Humankind decided to transform the primary business to Cannabidiol (“CBD”) extractive project, following the government’s guidance in expanding the use of hemps into cosmetics, food, or daily uses. The Company will also receive the government’s sponsorship in R&D expenses to support the company research in CBD aspect, including various industrial and biological application. However, by the end of fiscal year 2022, the support guidelines had not been published. Although the research process is slow and unpredictable due to the zero-case policy and periodic quarantines caused by COVID-19 resurgence, we expect the CBD extractive project to start generating revenue and finally balance our investment in the hemp related products by 2024 (“Transformation”).

Results of Operations

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

The following table summarizes the top lines of the results of our operations for the three months ended September 30, 2022 and 2021, respectively:

	September 30,	September 30,
	2022	2021	Variance	%
Revenues	$-	$266	$(266)	-100.00%
Humankind	-	-	-
HLJ Huimeijia	-	266	(266)	-100.00%
Cost of Goods Sold	$-	$1,744	$(1,744)	-100.00%
Humankind	-	-	-
HLJ Huimeijia	-	1,744	(1,744)	-100.00%
Gross Profit	$-	$(1,478)	$1,478	-100.00%
Humankind	-	-	-
HLJ Huimeijia	-	(1,478)	1,478	-100.00%

Revenue

Total revenues decreased by $266 or 100.00% for the three months ended September 30, 2022, as compared to the same period in 2021. The decrease in Humankind’s sales revenues was primarily due to Humankind’s enterprise Transformation and COVID-19 resurgence. Humankind is using existing materials to research and develop hemp related products. Humankind decided to transform the primary business to Cannabidiol (“CBD”) extractive project, following the government’s guidance in expanding the use of hemps into cosmetics, food, or daily uses. The Company will also receive the government’s sponsorship in R&D expenses to support the company research in CBD aspect, including various industrial and biological application. However, by the end of fiscal year 2022, the support guidelines had not been published. Although the research process is slow and unpredictable due to the zero-case policy and periodic quarantines caused by COVID-19 resurgence, we expect the CBD extractive project to start generating revenue and finally balance our investment in the hemp related products by 2024 (“Transformation”).

Our total cost of goods sold decreased by $1,744 or 100.00% for the three months ended September 30, 2022 as compared to the same period in 2021. The decrease in Humankind’s sales revenues was primarily due to Humankind’s enterprise Transformation, also sales were not smooth because of factory shut down under COVID-19. Our gross margin decreased by $1,478 or 100.00% for the three months ended September 30, 2022 as compared to the same period in 2021. This change was consistent with the change of sales and costs in HLJ Huimeijia and Humankind. The decrease in Humankind’s sales revenues was primarily due to Humankind’s enterprise Transformation, also sales were not smooth because of factory shut down under COVID-19.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product lines for the three months ended September 30, 2022 and 2021 respectively:

	September 30, 2022			September 30, 2021
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Hemp Oil	-	$-	-%	-	$-	-%
Collagen Peptide	-	-	-%	-	-	-%
Hemp Polypeptide	-	-	-%	-	-	-%
Hemp Protein Powder	-	-	-%	-	-	-%
HLJ Huimeijia
Muskiness Bone Strengthener Paste	-	-	-%	223	18	6.87%
Dampness dispelling pain ointment	-	-	-%	1,852	152	57.05%
Refining Cream dogskin	-	-	-%	788	65	24.28%
Indometacin and Furazolidone Suppositories	-	-	-%	383	31	11.80%
ShangBiTongDing	-	-	-%	-	-	-%
Enema Glycerini	-	-	-%	-	-	-%
Essence repair liquid	-	-	-%	-	-	-%
Total	-	$-	-%	3,246	$266	100.00%

Operating Expenses

The following table summarizes our operating expenses for the three months ended September 30, 2022 and 2021, respectively:

	September 30, 2022	September 30, 2021	Variance	%
Operating Expenses
Selling, general and administrative	$334,846	$255,073	$79,773	31.27%
Depreciation and amortization	155,877	179,950	(24,073)	(13.38)%
Total Operating Expenses	$490,723	$435,023	$55,700	12.80%

Total operating expenses for the three months ended September 30, 2022 were $55,700 or 12.80% higher than those in the corresponding period in 2021. The increase in operating expenses was primarily attributable to increase of $79,773 or 31.27% in selling general and administrative expenses, which is mainly due to non-production expense and the legal and professional fee which increased due to the exchange rate.

Interest Income and Interest Expense

Interest income was $34,483 for the three months ended September 30, 2022, as compared to $41,034 for the three months ended September 30, 2021. This decrease of $6,551, or 15.96% was mainly due to the decreased average balance of bank deposits compared with the same period of 2022 with 2021.

Interest expense was $nil for the three months ended September 30, 2022, as compared to $nil for the three months ended September 30, 2021.

Income Taxes

Income taxes decreased by $107,057 or 100.00%, from $107,057 for the three months ended September 30, 2021 to $nil for the three months ended September 30, 2022. The decrease in income taxes was primarily due to the decrease of net profits before income taxes.

Net Income and Net Income Per Share

Net loss was $456,445 for the three months ended September 30, 2022, as compared to $21,387 net loss for the three months ended September 30, 2021. This increase of $435,058 in net loss was primarily attributable to the decrease of other income, net of $481,302.

Net loss per share was $0.0070 for the three months ended September 30, 2022 and $0.0003 net loss per share for the three months ended September 30, 2021, respectively. This increase was primarily a result of the aforementioned increase in net loss.

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

The following table summarizes our cash and cash equivalents positions, our working capital, and our cash flow activities as of September 30, 2022 and June 30, 2022 and for the three months ended September 30, 2022 and 2021:

	September 30, 2022	June 30, 2022
Cash and cash equivalents	$42,120,164	$44,789,999
Working capital	$35,129,591	$37,652,693
Inventories	$469,101	$521,229

	For the Three Months ended September 30,
	2022	2021
Cash provided by (used in):
Operating activities	$(17,534)	$2,279,612
Investing activities	$-	$-
Financing activities	$-	$-

For the three months ended September 30, 2022, our net decrease in cash and cash equivalents totaled $2,669,835, which total was comprised of net cash provided by operating activities in the amount of $(17,534) and the effect of prevailing exchange rates on our cash position of $(2,652,301).

For the three months ended September 30, 2021, our net increase in cash and cash equivalents totaled $1,594,933, which total was comprised of net cash provided by operating activities in the amount of $2,279,612, and the effect of prevailing exchange rates on our cash position of $(684,679).

Our working capital at September 30, 2022 was $35,129,591, compared to working capital of $37,652,693 at June 30, 2022. This decrease of $2,523,102 or 6.70% was primarily attributable to the decrease of cash and cash equivalents $2,669,835.

Net cash used in operating activities was $17,534 for the three months ended September 30, 2022, primarily attributable to net loss in the amount of $456,445 with adjustments of $155,877 of depreciation and amortization expenses, a decrease of account receivable in the amount of $1,646,539 and a decrease of amount due to related parties in the amount of $1,616,525, which offset by the increase of advance from customers in the amount of $ 1,058,083. The negative effect of exchange rate changes on cash and cash equivalents in the amount of 2,652,301 for the three months ended September 30, 2022 was mainly a result of the effect of the valuation of the RMB against the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 6.6981 to 1 and 7.1135 to 1 as of June 30, 2022 and September 30, 2022, respectively, and the average exchange rate from USD to RMB was 6.8520 for the three months ended September 30, 2022.

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

Related Party Debts

We had related party debts in the amount of $5,619,063 as of September 30, 2022, as compared to $6,759,761 as of June 30, 2022, a decrease of $1,140,698 or 16.87%. Our related party debts mainly consist of a loan from Mr. Xin Sun, the CEO of the Company. The loan is unsecured, non-interest bearing, and has no fixed terms of repayment. There was no written agreement for the loan. See Note 8.

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

There have been no material changes during the three months ended September 30, 2022 in the Company’s significant accounting policies to those previously disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2022.

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

At the conclusion of the period ended September 30, 2022, the Company carried out an evaluation, under the supervision and with the participation of Management, including the Company’s principal executive and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Company’s principal executive and principal financial officer concluded that, due to the material weakness in the Company’s internal controls over financial reporting as discussed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2022, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Changes in Internal Controls over Financial Reporting

No changes in the Company’s internal controls over financial reporting have come to Management’s attention during the quarter ended September 30, 2022 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

/s/ Xin Sun
By:	Xin Sun
Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Date:	November 4, 2022