Form 10-K/A
period 2022-06-30
China Health Industries Holdings, Inc.
filed 2023-02-24
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

i

EXPLANATORY NOTE

On September 15, 2022, China Health Industries Holdings, Inc. filed an Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed with the Securities and Exchange Commission (the “SEC”) to provide the information in response to the comments, derived from the SEC’s sample comment letter to China-based issuers and not related to financial statements, received from the SEC as a result of the SEC’s review of the Original Form 10-K.

This Amendment does not modify or update the disclosures presented in the Original Form 10-K or in the previously filed exhibits to the Original Form 10-K in any way. This Amendment speaks as of the date of the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K. As such, this Amendment should be read in conjunction with any other filings made by the Company with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Form 10-K.

PART I

Item 1. Business.

China Health Industries Holdings, Inc. (“China Health US”, “we”, “our”, or “us”) is a Delaware holding company with operations conducted by our subsidiaries in PRC. By investing in the securities of us, you are holding the common stock of the Delaware holding company, under no circumstance will you have any shares of any of our PRC subsidiaries.

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

Cash Transfer

For the years ended June 30, 2022 and 2021, there is no cash transfer between China Health US and China Health HK.

We have not paid dividends on our common stock and do not anticipate to pay such dividends in the foreseeable future. We will rely on dividends from Humankind for our funds and PRC regulations may limit the amount of funds distributed to us from Humankind, which will affect our ability to declare any dividends.

China Health US may encounter several limitations related to cash transfer among its PRC subsidiaries, the holding company and its investors. Any funds we transfer to the PRC subsidiaries, either as a shareholder loan or as an increase in registered capital, are subject to permission and approval by or registration with relevant governmental authorities in China. According to the relevant PRC regulations on foreign invested enterprises in China, capital contributions to our PRC subsidiaries are subject to the registration with the State Administration for Market Regulation or its local counterpart and registration with a local bank authorized by SAFE. In addition, (i) any foreign loan procured by our PRC subsidiaries is required to be registered with the SAFE or its local branches and (ii) any of our PRC subsidiaries may not procure loans which exceed the difference between its total investment amount and registered capital or, as an alternative, only procure loans subject to the calculation approach and limitation as provided by the People’s Bank of China. As a holding company with no operations, our ability to distribute dividends largely depends on the distribution from our PRC subsidiaries. In addition, if China Health US is determined to be a PRC resident enterprise for enterprise income tax purposes, we could be subject to PRC tax at a rate of 25% on our worldwide income, which could materially reduce our net income, and we may be required to withhold a 10% withholding tax from dividends we pay to our shareholders that are non-resident enterprises, including the holders of our ordinary shares, and non-resident enterprise shareholders (including our ordinary shareholders) may be subject to PRC tax at a rate of 10% on gains realized on the sale or other disposition of ordinary shares, if such income is treated as sourced from within China. An “indirect transfer” of PRC assets, including a transfer of equity interests in an unlisted non-PRC holding company of a PRC resident enterprise, by non-PRC resident enterprises may be re-characterized and treated as a direct transfer of the underlying PRC assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

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

Legal and Operation Risks Associated with Being Based in or Having the Majority of the Company’s Operations in China

China Health US’s PRC subsidiaries (as defined below) face various legal and operational risks and uncertainties related to doing business in China. These risks could result in a material adverse change in the Company’s business operations and cause the value of such securities to significantly decline or be worthless.

The PRC subsidiaries were formed under and are governed by the laws of the PRC. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference, but have limited precedential value. As a significant part of our business is conducted in China, our operations are principally governed by PRC laws and regulations. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to us. In addition, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other PRC government authorities (including local government authorities), thus making strict compliance with all regulatory requirements impractical, or in some circumstances impossible. Considering PRC administrative and court authorities have discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to predict the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, could materially and adversely affect our business and impede our ability to continue our operations.

Furthermore, if China adopts more stringent standards with respect to environmental protection or corporate social responsibilities, we may incur increased compliance costs or become subject to additional restrictions in our operations. Intellectual property rights and confidentiality protections in China may also not be as effective as in the United States or other countries. In addition, we cannot predict the effects of future developments in the PRC legal system on our business operations, including the promulgation of new laws, or changes to existing laws or the interpretation or enforcement thereof. These uncertainties could limit the legal protections available to us and our investors, including you. Moreover, any litigation in China may be protracted and result in substantial costs and diversion of our resources and management attention.

China Health US’s corporate structure as a Delaware holding company with operations primarily conducted by its subsidiaries in China involves unique risks to investors. Chinese regulatory authorities could disallow this structure, which cause the incapability to continue operation without changing the corporate structure or switching the business focus. This may in turn cause the value of the securities to significantly decline or even become worthless. According to the Foreign Investment Law in China, the State Council shall promulgate or approve a list of special administrative measures for market access of foreign investments, or the Negative List. The Foreign Investment Law grants national treatment to foreign-invested entities, except for those foreign-invested entities that operate in industries specified as either “restricted” or “prohibited” from foreign investment in the Negative List. The Foreign Investment Law provides that foreign-invested entities operating in “restricted” or “prohibited” industries will require market entry clearance and other permissions or approvals from relevant PRC government authorities. On December 27, 2021, the National Development and Reform Commission of China (“NDRC”) and the Ministry of Commerce (“MOFCOM”) jointly issued the Special Administrative Measures for Foreign Investment Access (Negative List) (2021 Edition), and the Special Administrative Measures for Foreign Investment Access in Pilot Free Trade Zones (Negative List) (2021 Edition), effective January 1, 2022. As a company operating its business in pharmaceutical manufacture and distribution, which are not included in the 2021 Negative List, China Health US believes its business is not subject to any ownership restrictions. However, since the Negative List has been adjusted and updated almost on an annual basis in the recent years, we cannot assure you that the aforementioned business segments will continuously be beyond the “prohibited” category, which may significantly limit or completely hinder your ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. The PRC government will also establish a foreign investment information reporting system, according to which foreign investors or foreign-invested enterprises shall submit investment information to the competent department for commerce concerned through the enterprise registration system and the enterprise credit information publicity system, and a security review system under which the security review shall be conducted for foreign investment affecting or likely affecting the state security.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Furthermore, recent statements made by the Chinese government have indicated an intent to increase the government’s oversight and control over offerings of companies with significant operations in China that are to be conducted in foreign markets, as well as foreign investment in China-based issuers like us. Our ability to operate in China may be harmed by changes in its laws and regulations. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties. As such, our business segments may be subject to various government and regulatory interference in the provinces in which they operate. We may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. The Chinese government may intervene or influence our operations at any time with little advance notice, which could result in a material change in our operations and in the value of our ordinary shares. Any actions by the Chinese government to exert more oversight and control over transaction that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

On December 24, 2021, the China Securities Regulatory Commission, or the “CSRC”, published draft regulations (the “Draft Rules”) on domestic enterprises issuing securities and being listed overseas. The Draft Rules lay out specific filing requirements for overseas listing and offering by PRC domestic companies and include unified regulation management and strengthening regulatory coordination. On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which will take effect on March 31, 2023. The Trial Measures supersede the Draft Rules and clarified and emphasized several aspects, which include but are not limited to: (1) criteria and exemptions to determine whether an issuer will be required to go through the filing procedures under the Trial Measures; (2) a negative list of types of issuers banned from listing or offering overseas, such as issuers whose affiliates have been recently convicted of bribery and corruption; (3) issuers’ compliance with web security, data security, and other national security laws and regulations; (4) issuers’ filing and reporting obligations, such as obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and obligation after offering or listing overseas to report to the CSRC material events including change of control or voluntary or forced delisting of the issuer. Because the Company’s shares have been trading on the over-the-counter market, the Trial Measures do not impose additional regulatory burden on us beyond the obligation to report to the CSRC any future offerings of our securities, or material events such as a change of control. As the Trial Measures are newly issued, there remains uncertainty as to how it will be interpreted or implemented. Therefore, there is uncertainty that if we are subject to such filing requirements under the Trial Measures, we will be able to get clearance from the CSRC in a timely fashion.

Permissions and Approvals

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severe and Lawful Crackdown on Illegal Securities Activities, which was available to the public on July 6, 2021. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection. Moreover, on January 4, 2022, thirteen PRC regulatory agencies, namely, the Cyberspace Administration of China (“CAC”), the NDRC, the Ministry of Industry and Information Technology, the Ministry of Public Security, the Ministry of State Security, the Ministry of Finance, MOFCOM, China State Administration for Market Regulation (“SAMR”), the China Securities Regulatory Commission (“CSRC”), the People’s Bank of China, the National Radio and Television Administration, National Administration of State Secrets Protection Network Data Security (draft for public comments), and the National Cryptography Administration, jointly adopted and published the Measures for Cybersecurity Review (2021), which became effective on February 15, 2022. The Measures for Cybersecurity Review (2021) required that, among others, in addition to “operator of critical information infrastructure”, any “operator of network platform” holding personal information of more than one million users which seeks to list in a foreign stock exchange should also be subject to cybersecurity review. As of the date of this annual report, (i) the Company does not hold personal information of over one million users; (ii) the Company does not involve data processing activities that affect or may affect national security, and (iii) the Company has not been informed by any PRC governmental authority of any requirement that it file for a cybersecurity review; therefore, based on the foregoing, the Company believes it is not required to pass cybersecurity review of CAC. However, we cannot assure you that the Company will remain fully compliant with all new regulatory requirements of these opinions or any future implementation rules on a timely basis, or at all and any failure to comply with applicable laws and obligations could have a material and adverse effect on our business, our trading, our financial condition, and our results of operations.

As of the date of this annual report, the Company has obtained all the approvals and permissions required to operate business in the relevant industry. A list of permissions and approvals is below:

No.	Name of Certificate/License	Issued Entity	Issuing Authority	Issuance Date	Expiration Date
1	Certificate of Good Manufacturing Practices for Pharmaceutical Products	Heilongjiang Huimeijia Pharmaceutical Co., Ltd.	Heilongjiang Food and Drug Administration	April 25, 2018	April 24, 2023
2	Food Manufacturing Certificate	Harbin Humankind Biology Technology Co., Limited	Heilongjiang Harbin New District Administrative Examination and Approval Bureau	December 6, 20212	December 5, 2026
3	Food Distribution License	Harbin Humankind Biology Technology Co., Limited	Heilongjiang Harbin New District Administrative Examination and Approval Bureau	February 14, 2019	February 13, 2024

However, if China Health US or its PRC subsidiaries i) do not maintain such permissions or approvals; (ii) inadvertently conclude that such permissions or approvals are not required; or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals, we may have to spend great efforts and expenses to obtain such clearance, otherwise it may materially and adversely affect our business, operating results, financial condition and the value of our ordinary shares, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless.

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

PCAOB and Auditor’s Regulation

On April 21, 2020, SEC released a joint statement highlighting the risks associated with investing in companies based in or have substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets. On May 18, 2020, Nasdaq filed three proposals with the SEC to (i) apply minimum offering size requirement for companies primarily operating in “Restrictive Market”, (ii) adopt a new requirement relating to the qualification of management or board of director for Restrictive Market companies, and (iii) apply additional and more stringent criteria to an applicant or listed company based on the qualifications of the Company’s auditors.

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act (the “HFCAA”) requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the Company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the Company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a national securities exchange or in the over the counter trading market in the U.S. On December 18, 2020, the HFCAA was signed into law. The HFCAA has since then been subject to amendments by the U.S. Congress and interpretations and rulemaking by the SEC.

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which proposes to reduce the period of time for foreign companies to comply with PCAOB audits from three to two consecutive years, thus reducing the time period before the securities of such foreign companies may be prohibited from trading or delisted. On December 29, 2022, the Accelerating Holding Foreign Companies Accountable Act was signed into law.

On December 16, 2021, PCAOB announced the PCAOB HFCAA determinations relating to the PCAOB’s inability to inspect or investigate completely registered public accounting firms headquartered in mainland China of the PRC or Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in the PRC or Hong Kong. The inability of the PCAOB to conduct inspections of auditors in China made it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections, which could cause existing and potential investors in issuers operating in China to lose confidence in such issuers’ procedures and reported financial information and the quality of financial statements.

Our auditor, Centurion ZD CPA & Co., the independent registered public accounting firm that issues the audit report included herein, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess our auditor’s compliance with the applicable professional standards. Our auditor is headquartered in Hong Kong, and was listed as an account firm subject to the Hong Kong determination in the PCAOB’s HFCAA Determination Report dated December 2021 (the “PCAOB 2021 Determinations”), as an accounting firm the PCAOB is unable to inspect or investigate completely.

On August 26, 2022, the PCAOB announced and signed a Statement of Protocol (the “Protocol”) with the China Securities Regulatory Commission and the Ministry of Finance of the People’s Republic of China (together, the “PRC Authorities”). The Protocol provides the PCAOB with: (1) sole discretion to select the firms, audit engagements and potential violations it inspects and investigates, without any involvement of Chinese authorities; (2) procedures for PCAOB inspectors and investigators to view complete audit work papers with all information included and for the PCAOB to retain information as needed; (3) direct access to interview and take testimony from all personnel associated with the audits the PCAOB inspects or investigates.

On October 21, 2022, the SEC issued its updated “Conclusive list of issuers identified under the HFCAA” (the “List”) indicating that those companies are now formally subject to the trading prohibition provisions if they remain on the List for two consecutive years, which we are included. As of the date of this transition report, more than 170 public companies have been listed in as issuers identified under the AHFCAA, including us. As we have been conclusively identified on October 21, 2022, if we continue to be so identified on the list until October 21, 2024, the SEC will be required under the HFCAA to prohibit the trading of our securities on a national securities exchange and in the over-the-counter market.

On December 15, 2022, the PCAOB announced in its 2022 HFCAA Determination Report (the “2022 Report”) its determination that the PCAOB was able to secure complete access to inspect and investigate audit firms in the People’s Republic of China (PRC), and the PCAOB Board voted to vacate previous determinations to the contrary. According to the 2022 Report, this determination was reached after the PCAOB had thoroughly tested compliance with every aspect of the Protocol necessary to determine complete access, including on-site inspections and investigations in a manner fully consistent with the PCAOB’s methodology and approach in the U.S. and globally. According to the 2022 Report, the PRC Authorities had fully assisted and cooperated with the PCAOB in carrying out the inspections and investigations according to the Protocol, and have agreed to continue to assist the PCAOB’s investigations and inspections in the future. Thus the PCAOB has vacated the PCAOB 2021 Determinations, including the determination that the PCAOB is unable to inspect or investigate completely our auditor. The PCAOB may reassess its determinations and issue new determinations consistent with the HFCAA at any time.

Further developments related to the HFCAA could add uncertainties to our offering. Although PCAOB has now temporarily confirm the capability to inspect the auditors firms in PRC, and thus the AHFCAA and the List will not affect our listing, we cannot assure you that will always be the case and what further actions the SEC, the PCAOB or the stock exchanges will take to address these issues and what impact such actions will have on U.S. companies that have significant operations in the PRC and have securities listed on a U.S. stock exchange (including a national securities exchange or over-the-counter stock market). In addition, any additional actions, proceedings, or new rules resulting from these efforts to increase U.S. regulatory access to audit information could create uncertainty for investors, the market price of our ordinary shares could be adversely affected, and trading of our securities could become prohibited if we or our auditor are unable to meet the PCAOB inspection requirement. Such a trading prohibitions would substantially impair your ability to sell or purchase our ordinary shares when you wish to do so, and would have negative impacts on trading our ordinary shares, including decrease in trading price, increase in price volatility, decrease in trading volume and liquidity, and loss of trading venues.

Enforceability

China Health US is a Delaware holding company with its operation in PRC conducted by its PRC subsidiaries, with substantially all of the Company’s assets located there. In addition, all Company’s senior executive officers, all reside within China for a significant portion of the time and most are PRC nationals. As a result, it may be difficult for the shareholders to effect service of process upon China Health US or those persons inside China.

Shareholder claims that are common in the United States, including securities law class actions and fraud claims, generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the local authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such regulatory cooperation with the securities regulatory authorities in the Unities States have not been efficient in the absence of mutual and practical cooperation mechanism.

As China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States and many other countries and regions, recognition and enforcement in China of judgments of a court in any of these non-PRC jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult or impossible. As a result, it may be difficult to enforce against us or them judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. It may also be difficult for a shareholder to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and these persons located in China.

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

Pre-Approval Policies and Procedures

All of the services rendered to us by our independent registered public accountants were pre-approved by the Board.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:

3.1	Articles of Incorporation.		Exhibit 3.1 of the Company’s Registration Statement on Form 10-SB filed with the SEC on December 1, 2004.

3.2	By-laws.		Exhibits 3.2 of the Company’s Registration Statement on Form 10-SB filed with the SEC on December 1, 2004.

3.3	Certificate of Amendment, dated May 11, 2005.		Exhibits 3.3 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

3.4	Certificate of Amendment, dated November 12, 2008.		Exhibit 3.4 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

3.5	Certificate of Amendment, dated February 11, 2009.		Exhibit 3.5 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

4.1	Specimen of Common Stock Certificate		Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the SEC on September 29, 2014.

4.2	Description of Securities Registered Pursuant to Section 12 of the Exchange Act.		Exhibit 4.2 of the Company’s Annual Report on Form 10-K filed with the SEC on September 15, 2022.

10.1	English Translation of Land Use Agreement, dated June 7, 2004, between Harbin Humankind Biology Technology Co. Limited and Harbin City, Daochu District, Songbei Township, Jinxin Village.		Exhibit 10.3 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.2	English Translation of Cooperative Agreement, dated September 17, 2008, between Harbin Humankind Biology Technology Co. Limited and the Commercial Bureau of Qing’an County.		Exhibit 10.5 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.3	English Translation of Land Purchase Agreement, dated July 7, 2009, between Harbin Humankind Biology Technology Co. Limited and Harbin Songbei District Construction and Development Management Committee.		Exhibit 10.6 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.4	English Translation of Technology Transfer Agreement, dated October 12, 2007, between Harbin Humankind Biology Technology Co. Limited and Beijing Jindelikang Bio- Technology Co., Ltd.		Exhibit 10.7 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.5	English Translation of Health Food Technology Transfer Agreement, dated January 18, 2013 by and between Harbin Humankind Biology Technology Co., Limited and Guangzhou Aoda Biology Beauty Healthy Technology Co., Ltd.	Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013.

10.6	English Translation of Stock Transfer Agreement, dated April 10, 2013, by and between Stockholder of Heilongjiang Huimeijia Pharmaceuticals Co., Ltd, Liyuan Sun and Harbin Humankind Biology Technology Co., Limited. and its addendum dated June 18, 2013.	Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013.

10.7	English Translation of Stock Transfer Agreement, dated April 10, 2013, by and between Stockholder of Heilongjiang Huimeijia Pharmaceuticals Co., Ltd, Wenbin Zhang and Harbin Humankind Biology Technology Co., Limited. and its addendum dated June 18, 2013.	Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013.

10.8	English Translation of Stock Transfer Agreement dated December 24, 2014, by and among Harbin Humankind Biology Technology Co., Limited., Xin Sun, Harbin Huimeijia Medicine Company, and Xiuzheng Pharmaceutical Group Co., Ltd.	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2014.

10.9	English Translation of the Supplementary Agreement dated February 9, 2015, by and among Harbin Humankind Biology Technology Co., Limited., Xin Sun, Harbin Huimeijia Medicine Company, and Xiuzheng Pharmaceutical Group Co., Ltd.	Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 13, 2015.

10.10	China Health Industries Holdings, Inc. 2015 Equity Incentive Plan, effective as of March 27, 2015	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2015.

10.11	Form of the Restricted Stock Award Agreement	Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2015.

21.1	List of Subsidiaries.		Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2018.

23.1	Consent of the Independent Publicly Registered Accountants		To be filed by amendment.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

32.1	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	x

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

	By:	/s/ Xin Sun
Date: February 24, 2023	Name:	Xin Sun
	Title:	Chief Executive Officer (principal executive officer)

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

Date: February 24, 2023