Form 10-K/A
period 2022-06-30
China Health Industries Holdings, Inc.
filed 2023-04-10
CIK 1309057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

i

EXPLANATORY NOTE

On September 15, 2022, China Health Industries Holdings, Inc. (the “Company”) filed an Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “Original Form 10-K”) and on February 24, 2023, the Company filed an Amendment No. 1 to the Original Form 10-K (the “Amended Form 10-K”). This Amendment No. 2 on Form 10-K/A (this “Amendment”) is being filed with the Securities and Exchange Commission (the “SEC”) to provide the information in response to the comments, derived from the SEC’s sample comment letter to China-based issuers and not related to financial statements, received from the SEC as a result of the SEC’s review of the Amended Form 10-K.

This Amendment does not modify or update the disclosures presented in the Original Form 10-K, the Amended 10-K or in the previously filed exhibits to the Original Form 10-K in any way. This Amendment speaks as of the date of the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K. As such, this Amendment should be read in conjunction with any other filings made by the Company with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Form 10-K.

PART I

Item 1. Business.

China Health Industries Holdings, Inc. (“China Health US”, “we”, “our”, or “us”) is not a Chinese operating Company, but a Delaware holding company. Our operations are solely conducted through our subsidiaries in PRC. By investing in the securities of us, you are holding the common stock of the Delaware holding company, under no circumstance will you have any shares of any of our operating PRC subsidiaries.

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

Cash Transfer

For the years ended June 30, 2022 and 2021, there is no cash transfer among China Health US, China Health HK, or any of our PRC subsidiaries.

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

Our Customers

We sell most of our products to sales agents, who are our customers. The sales agents sell the products to the end users.

Our customers who contributed more than 10% of our consolidated revenues during the past two fiscal years are as follows:

		Sales	Percent of
Name	Products Sold	(in U.S. Dollars)	Sales
FY2022	nil
FY2021
Libin Wang	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	1,478,558	22.53%
Yufeng Shen	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	1,185,711	18.07%
Zhongying Shen	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	1,054,214	16.06%
Suqin Zhang	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	819,996	12.49%
Guangmin Meng	Hemp Oil, Hemp Protein Powder, Hemp Polypeptide, Collagen Peptide	761,259	11.60%

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

As of the date of this report, we have registered the following 14 trademarks(1):

Trademark	Certificate No.	Category	Registrant	Valid Term
“Qunle”	3896026	No.5: Food preparations adapted for medical purposes; Albuminous milk; Dietetic beverages adapted for medical purposes; Milk sugar; Diabetic bread; Albuminous foodstuffs for medical purposes; Food for babies; Dietetic substances adapted for medical use; Nutritional additives for medical purposes	Humankind	7/7/2016 to 7/6/2026

“Wangzu”	4857905	No.30: Molasses for food; Honey; pollen healthy grease; tortoise tuchahoe paste; breed columbine extract; helix alga; non-medical nutrition liquid; non-medical nutrition powder; non-medical nutrition capsule; sugar candy bird’s nest	Humankind	5/14/2018 to 5/13/2028

“Kindlink”	3236981	No.5: Food preparations adapted for medical purposes; Dietetic substances adapted for medical use	Humankind	12/7/2013 to 12/06/2023

“Huimeijia”	5280303	No.5: Medicine for human consumption; Medical nutrition capsule; Fibres (Edible plant) [non-nutritive]; Injection; Raw material drug; Troche; suppository; Food preparations adapted for medical purposes; Dietetic foods adapted for medical purposes; Dietetic substances adapted for medical use	Humankind	7/21/2019 to 7/20/2029

“Huide”	5280304	No.5: Medicines for human consumption; Medical nutrition capsule; Fibres (Edible plant) [non-nutritive]; Injection; Raw material drug; Troche; suppository; Food preparations adapted for medical purposes; Dietetic foods adapted for medical purposes; Dietetic substances adapted for medical use	Humankind	7/21/2019 to 7/20/2029

“KDLK”	3230404	No.5: Food preparations adapted for medical purposes; Dietetic foods adapted for medical purposes; Dietetic substances adapted for medical use	Humankind	9/28/2013 to 9/27/2023

“dr.xiao”	5176731	No.5: Disinfectant; Medicines for veterinary purposes; Insecticide; Sanitary napkin; Medicine health bag; Dental lacquer	Humankind	8/14/2019 to 8/13/2029

“dr.xiao”	1610828	No.30: non-medical nutrition liquid; non-medical nutrition cream; non-medical nutrition powder; Honey; non-medical nutrition capsule; non-medical nutrition gum; Candy for food; Spirulina (non-medical nutrient); Candy; Pollen healthy grease	Humankind	7/28/2021 to 7/27/2031

“DaLeNing”	5053772	No.5: Medicine for human; Chinese patent drugs; Suppository; Tincture; Water aqua; Paste; Liniment; Medical lotion; Patch; Chemical pharmaceuticals preparations	HLJ Huimeijia	5/7/2019 to 5/6/2029

“Xuedu”	5053657	No.5: Medicine for human; Chinese patent drugs; Suppository; Tincture; Water aqua; Paste; Liniment; Medical lotion; Patch; Chemical pharmaceuticals preparations	HLJ Huimeijia	5/7/2019 to 5/6/2029

“Xuedu” with an image	642099	No.5: Paste	HLJ Huimeijia	5/21/2013 to 5/20/2023

“Tai Yan Li”	10014001	No.30: Honey, spirulina (non-medical), non-medical nutrient solution, non-medical nutrient lotion, non-medical nutrient powder, non-medical nutrient capsule, pastry, cereal, flour product.	Humankind	11/28/2012 to 11/27/2022

“Tai Yan Li”	10013969	No.3: Cleanser lotion, soup, anti -bacterial hand soup, cleanser, cosmetics, conditioning gel, polish, essential oil.	Humankind	11/28/2012 to 11/27/2022

“Luo Qian’	8358643	No.3: essential oil, fragrance essential oil, nourishing essential oil, cosmetic mask, cosmetic tools, cosmetics, cosmetic cleanser, perfume, weight-losing cosmetics, banishing essence.	Humankind	6/14/2021 to 6/13/2031

(1)	The trademarks listed here have been spelt in Pinyin for the U.S. readers’ convenience. The original trademarks are in Chinese characters.

We have the right to use the following patents under the approval of National Bureau of Intellectual Property:

Patent
Categories	Name	Inventor/Designer	Patent No.	Duration	Owner
Invention Patent	Runchao Soft Capsule and Its Manufacturing Method	Xin Sun	ZL200610010394.4	August 10, 2006- August 9, 2026	Xin Sun*

Utility Patent	Heating System in Compression Coaster with Coating Wheels	ZhengJiang Huang	ZL201220485432.2	September 22, 2012- September 21, 2022	HLJ Huimeijia

Design Patent	Packing Box for Pain- relieving Ointment	Jianjun Wang	ZL201230448116.3	September 19, 2012- September 18, 2022	HLJ Huimeijia

Design Patent	Packing Box for Nasal Mucus-releiving Ointment	Jianjun Wang	ZL201230448676.9	September 19, 2012- September 18, 2022	HLJ Huimeijia

Design Patent	Packing Box for Gou Pi Plaster	Jianjun Wang	ZL201230447952.X	September 19, 2012- September 18, 2022	HLJ Huimeijia

Design Patent	Packing Box for Tendons and Bones Strengthening Musk Ointment	Jianjun Wang	ZL201230448670.1	September 19, 2012- September 18, 2022	HLJ Huimeijia

Design Patent	Packing Box for Pain- relieving Musk Ointment	Jianjun Wang	ZL201230448010.3	September 19, 2012- September 18, 2022	HLJ Huimeijia

*	Mr. Sun verbally authorized the Company the right to use the patent.

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

On December 15, 2022, the PCAOB announced in its 2022 HFCAA Determination Report (the “2022 Report”) its determination that the PCAOB was able to secure complete access to inspect and investigate audit firms in the People’s Republic of China (PRC), and the PCAOB Board voted to vacate previous determinations to the contrary. According to the 2022 Report, this determination was reached after the PCAOB had thoroughly tested compliance with every aspect of the Protocol necessary to determine complete access, including on-site inspections and investigations in a manner fully consistent with the PCAOB’s methodology and approach in the U.S. and globally. According to the 2022 Report, the PRC Authorities had fully assisted and cooperated with the PCAOB in carrying out the inspections and investigations according to the Protocol, and have agreed to continue to assist the PCAOB’s investigations and inspections in the future. Thus the PCAOB has vacated the PCAOB 2021 Determinations, including the determination that the PCAOB is unable to inspect or investigate completely our auditor. The PCAOB may reassess its determinations and issue new determinations consistent with the HFCAA at any time. We cannot assure you that the PRC Authorities will continue to fully assist the PCAOB in the future. The PRC Authorities may, in the future, prevent or hinder the PCAOB from continuing to inspect or investigate, either partially or completely, accounting firms headquartered in mainland China or Hong Kong, in which case we may get delisted from the OTC Market if PCAOB determines that it is not able to fully inspect and investigate our auditors for two consecutive years if we do not in time engage an alternative auditor fully subject to PCAOB inspection and investigation.

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

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

	By:	/s/ Xin Sun
Date: April 10, 2023	Name:	Xin Sun
	Title:	Chief Executive Officer (principal executive officer)

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

Date: April 10, 2023