Form 10-Q
period 2023-03-31
China Health Industries Holdings, Inc.
filed 2023-05-10
CIK 1309057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, there were 65,539,737 shares of common stock, $0.0001 par value per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023 (Unaudited)	June 30, 2022 (Audited)
ASSETS

Current assets
Cash and cash equivalents	$43,336,642	$44,789,999
Accounts receivable, net	9,331	9,567
Inventory	399,160	521,229
Other receivables, net	28,926	31,778
Advances to suppliers	207,717	214,915
Prepayments	17,922	30,004
Total current assets	$43,999,698	$45,597,492

Property, plants and equipment, net	2,904,725	3,158,021
Intangible assets, net	1,026,537	1,412,603
Construction in progress	573,416	579,402
Prepayments – Non-Current	-	-
Deferred tax assets	-	-
Total assets	$48,504,376	$50,747,518

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued expenses	$304,961	$334,972
Other payables	83,414	82,323
Advances from customers	169,891	472,307
Related party debts	5,770,209	6,759,761
Wages payable	111,403	162,431
Taxes payable	145,717	133,005
Total current liabilities	$6,585,595	$7,944,799

Equity
Common stock, ($0.0001 par value per share, 300,000,000 shares authorized, 65,539,737 and 65,539,737 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively)	6,554	6,554
Additional paid-in capital	521,987	521,987
Accumulated other comprehensive (loss) income	(527,688)	538,820
Statutory reserves	38,679	38,679
Retained earnings	41,879,249	41,696,679
Total stockholders’ equity	$41,918,781	$42,802,719
Total liabilities and equity	$48,504,376	$50,747,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022

REVENUE	$21,416	$1	$54,066	$269

COST OF GOODS SOLD	(19,083)	(7)	(48,728)	(1,762)

GROSS PROFIT	2,333	(6)	5,338	(1,493)

OPERATING EXPENSES
Selling, general and administrative expenses	152,627	136,397	710,946	484,056
Depreciation and amortization expenses	179,171	179,525	527,413	539,487
Total operating expenses	(331,798)	(315,922)	(1,238,359)	(1,023,543)

LOSS- FROM OPERATIONS	(329,465)	(315,928)	(1,233,021)	(1,025,036)

OTHER INCOME/(EXPENSES)
Interest income	26,847	37,063	87,376	118,695
Interest expense	-	-	-	-
Other income/(expenses), net	12,426	142	1,328,680	33,024
Bank charges	(96)	(199)	(465)	(516)
Total other income, net	39,177	37,006	1,415,591	151,203

INCOME/(LOSS) BEFORE INCOME TAXES	(290,288)	(278,922)	182,570	(873,833)

Provision for income taxes	-	-	-	-

NET INCOME/(LOSS)	(290,288)	(278,922)	182,570	(873,833)

Foreign currency translation gain (loss)	177,887	237,473	(1,066,508)	828,878

COMPREHENSIVE INCOME (LOSS)	(112,401)	(41,449)	(883,938)	(44,955)
Basic & diluted earnings (loss) per share	$(0.0044)	$(0.0043)	$0.0028	$(0.0133)
Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	65,539,737	65,539,737	65,539,737	65,539,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2023 AND 2022
(Unaudited)

	Common Shares		Additional Paid-in	Retained	Statutory	Accumulated Other Comprehensive Income	Total Stockholders’	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Reserve	(loss)	Equity	Interest	Equity

Balance, June 30, 2021	65,539,737	$6,554	$521,987	$42,050,629	$38,679	$2,156,792	$44,774,641	$-	$44,774,641

Net loss	-	-	-	(873,833)	-	-	(873,833)	-	(873,833)
Other comprehensive loss - Translation adjustment	-	-	-	-	-	828,878	828,878	-	828,878
Balance, March 31, 2022	65,539,737	$6,554	$521,987	$41,176,796	$38,679	$2,985,670	$44,729,686	$-	$44,729,686

Balance, June 30, 2022	65,539,737	$6,554	$521,987	$41,696,679	$38,679	$538,820	$42,802,719	$-	$42,802,719

Net income	-	-	-	182,570	-	-	182,570	-	182,570

Other comprehensive loss - Translation adjustment	-	-	-	-	-	(1,066,508)	(1,066,508)	-	(1,066,508)
Balance, March 31, 2023	65,539,737	$6,554	$521,987	$41,879,249	$38,679	$(527,688)	$41,918,781	$-	$41,918,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 3 1, 2023 AND 2022
(Unaudited)

	Common Shares		Additional Paid-in	Retained	Statutory	Accumulated Other Comprehensive Income	Total Stockholders’	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Reserve	(loss)	Equity	Interest	Equity

Balance, December 31, 2021	65,539,737	$6,554	$521,987	$41,455,718	$38,679	$2,748,197	$44,771,135	$-	$44,771,135

Net loss	-	-	-	(278,922)	-	-	(278,922)	-	(278,922)
Other comprehensive loss - Translation adjustment	-	-	-	-	-	237,473	237,473	-	237,473
Balance, March 31, 2022	65,539,737	$6,554	$521,987	$41,176,796	$38,679	$2,985,670	$44,729,686	$-	$44,729,686

Balance, December 31, 2022	65,539,737	$6,554	$521,987	$42,169,537	$38,679	$(705,575)	$42,031,182	$-	$42,031,182

Net loss	-	-	-	(290,288)	-	-	(290,288)	-	(290,288)

Other comprehensive loss - Translation adjustment	-	-	-	-	-	177,887	177,887	-	177,887
Balance, March 31, 2023	65,539,737	$6,554	$521,987	$41,879,249	$38,679	$(527,688)	$41,918,781	$-	$41,918,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	March 31,	March 31,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$182,570	$(873,833)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expenses	527,413	624,443
Provisions for doubtful accounts	-	(10,659)
Deferred taxes loss/(gain)
Changes in operating assets and liabilities,
Accounts receivable	-	2,282,640
Other receivables	2,117	(6)
Inventory	108,165	(82,142)
Advances to suppliers and prepaid expenses	13,109	(11,573)
Accounts payables and accrued expenses	(17,633)	(64,442)
Advances from customers and other payables	(242,894)	1,112,417
Amounts due to related parties	(41,682)	54,746
Wages payable	(46,571)	(50,673)
Taxes payable	5,202	(9,016)
Net cash provided by operating activities	489,796	2,971,902

Cash Flows from Investing Activities
Purchases of property, plants and equipment	-	-
Expenditures in construction in progress	-	-
Disposal of property, plant and equipment	-	-
Net cash (used in)/provided by investing activities	-	-

Cash Flows from Financing Activities
Proceeds from related party debts	-	-
Net cash (used in)/provided by financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	(1,943,153)	90,374

Net increase/(decrease) in cash and cash equivalents	(1,453,357)	3,062,276

Cash and cash equivalents, beginning balance	44,789,999	44,346,744

Cash and cash equivalents, closing balance	43,336,642	47,409,020

Supplemental cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest expenses	$-	$-

Non-cash activities:
Loan from related party for the construction of a facility	$-	$-

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

As of March 31, 2023, the Company’s corporate structure was as follows:

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and Management believes that the disclosures are sufficient so that the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022. These unaudited condensed consolidated financial statements include all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and the results of operations of the Company. All such adjustments are of normal and recurring nature. The results of operations of the Company for the nine months ended March 31, 2023 may not be indicative of results that may be expected for the year ended June 30, 2023.

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

As of March 31, 2023 and June 30, 2022, the Company’s uninsured bank balances were mainly maintained at financial institutions located in the PRC and Hong Kong. The uninsured bank balances were $43,336,642 and $44,789,999 as of March 31, 2023 and June 30, 2022, respectively. The Company had no insured bank balances as of March 31, 2023 and June 30, 2022.

Accounts Receivable

Accounts receivable is recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business, but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on Management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. From November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales agents. As of March 31, 2023 and June 30, 2022, the balances of accounts receivable were $56,896 and $58,336, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts, and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. The Company has determined that an allowance of $47,565 and $48,769 was appropriate as of March 31, 2023 and June 30, 2022, respectively.

Advances to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials or to service providers for services relating to construction plans for its plants, equipment and production lines for Good Manufacturing Practice (“GMP”) upgrading, and records these payments as advances to suppliers. As of March 31, 2023 and June 30, 2022, advances to suppliers amounted to $207,717 and $214,915, respectively.

Inventory

Inventory consists of raw materials, work in progress, and finished goods or manufactured products.

Inventory is stated at the lower of either cost or market value and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. Other subsidiaries of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor costs and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory, as well as inventory the value of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. The inventory allowance in the amounts of $nil and $nil were provided for as of March 31, 2023 and June 30, 2022, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment”, and FASB ASC Topic 205, “Presentation of Financial Statements”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve Management’s estimates on asset useful life and future cash flows. Actual useful life and cash flows could be different from those estimated by Management, which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. As of March 31, 2023 and June 30, 2022, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other”. Intangible assets deemed to have indefinite life are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve Management’s estimates of asset useful life and future cash flows. Significant judgment of Management is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, the Company could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets, for the nine months ended March 31, 2023 and 2022, respectively.

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

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by Management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, there was no impairment recorded for construction in progress, for the nine months ended March 31, 2023 and 2022, respectively. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

Revenue Recognition

The Company recognizes revenue in the amount to which it expects to be entitled when control of the products or services is transferred to its customers based on any contract. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products or services are transferred to its customers while performance obligation are completed. For most of the Company’s products net sales, control transfers when products are shipped and transaction price are determined. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when control of the products or services is transferred to its customers that reflects the performance obligations are properly allocated and satisfied with transaction price. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience for the nine months ended March 31, 2023 and 2022, respectively.

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

Value Added Tax

The Provisional Regulations of the PRC Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994, revised on January 1, 2009, and further revised on November 19, 2017. Under the regulations and the Implementing Rules of the PRC Concerning Value Added Tax, value added tax (“VAT”) is imposed on goods sold in, or imported into, the PRC and on processing, repair and replacement services provided within the PRC.

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 16% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 16% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. As of March 31, 2023 and June 30, 2022, VAT payables were $30,534 and $29,835, respectively.

Sales-Related Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual aggregate VAT as taxes for the purposes of maintaining and building cities and educational facilities, included as sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. Sales-related taxes were $nil and $nil for the nine months ended March 31, 2023 and 2022, respectively.

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

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the nine months ended March 31, 2023 and 2022, the Company had no potential dilutive common stock equivalents outstanding.

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

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable were $56,896 and $58,336, and net of allowances for doubtful accounts amounted to $47,565 and $48,769, as of March 31, 2023 and June 30, 2022, respectively.

NOTE 4 - INVENTORY

Inventory consisted of following:

	March 31,	June 30,
	2023	2022
Raw Materials	$119,990	$213,055
Supplies and Packing Materials	87,430	90,303
Work-in-Progress	3,136	82,412
Finished Goods	188,604	135,459
Total	$399,160	$521,229

The inventory allowance in the amounts of $nil and $nil was provided for as of March 31, 2023 and June 30, 2022, respectively.

NOTE 5 - CONSTRUCTION IN PROGRESS

Construction in progress from the continuing operations of the Company consisted of the following:

	March 31,	June 30,
	2023	2022
Plant - HLJ Huimeijia	$573,416	$579,402
Total	$573,416	$579,402

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for construction of the HLJ Huimeijia plant. The estimated total cost of construction was approximately $1.86 million (RMB 12,800,000). As of March 31, 2023, 71.36% of construction has been completed, $1,329,984 (RMB 9,133,796) has been recorded as costs of construction in progress and construction in progress at an amount of $764,882 (RMB 5,252,904) has been completed and converted into property, plant and equipment.

NOTE 6 - PROPERTY, PLANTS AND EQUIPMENT

Property, plants and equipment consisted of the following:

	March 31,	June 30,
	2023	2022
Building, Warehouses and Improvements	$3,849,088	$3,946,492
Machinery and Equipment	1,788,371	1,832,446
Office Equipment	76,426	78,360
Vehicles	79,314	217,808
Others	938,907	962,667
Less: Accumulated Depreciation	(3,827,381)	(3,879,752)
Total	$2,904,725	$3,158,021

Depreciation expenses were $179,555 and $260,224 for the nine months ended March 31, 2023 and 2022, respectively. Depreciation expenses charged to operations were $179,555 and $260,224 for the nine months ended March 31, 2023 and 2022, respectively. Depreciation expenses charged to cost of goods sold were $nil and $nil for the nine months ended March 31, 2023 and 2022, respectively.

NOTE 7 - INTANGIBLE ASSETS

The following is a summary of intangible assets from the continuing operations of the Company:

	March 31, 2023	June 30, 2022
Land Use Rights – Humankind	$922,882	$946,237
Health Supplement Product Patents – Humankind	4,368,338	4,478,882
Pharmaceutical Patents - HLJ Huimeijia	380,652	390,285
Land Use Rights - HLJ Huimeijia	631,238	647,211
Less: Accumulated Amortization	(5,276,573)	(5,050,012)
Total	$1,026,537	$1,412,603

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

Amortization expenses were $347,858 and $364,219 for the nine months ended March 31, 2023 and 2022, respectively.

NOTE 8 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun, consisted of the following:

	March 31, 2023	June 30, 2022
Mr. Xin Sun	$5,736,159	$6,724,850
Mr. Kai Sun	34,050	34,911
Total	$5,770,209	$6,759,761

These loans are unsecured, non-interest bearing, and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun is a PRC citizen and a family member of Mr. Xin Sun, the CEO of the Company.

NOTE 9 - INCOME TAXES

(a) Corporate income taxes

United States

China Health US was organized in the United States. China Health US had no taxable income for US income tax purposes for the nine months ended March 31, 2023 and 2022. As of March 31, 2023, China Health US had a net operating loss carry forward for United States income tax purposes. Net operating loss carry forwards are available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and the continued losses of its US entity. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the nine months ended March 31, 2023 and 2022. Management reviews this valuation allowance periodically and makes adjustments accordingly.

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

The provision for income taxes of the Company consisted of the following for the nine months ended March 31, 2023 and 2022:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Current provision:
USA	$-	$-	$-	$-
PRC	-	-	-	-
Total current provision	-	-	-	-
Deferred provision:	-	-	-	-
USA	-	-	-	-
PRC	-	-	-	-
Total deferred provision	-	-	-	-
Total provision for income taxes	$-	$-	$-	$-

Significant components of deferred tax assets of the Company were as follows:

	March 31,	June 30,
	2023	2022
Deferred tax assets
Net operating loss carry forward	$1,029,615	$1,096,936
Allowances for doubtful accounts	(11,891)	(12,192)
Valuation allowance	(1,017,724)	(1,084,744)
Total	$-	$-

(b) Uncertain tax positions

There were no unrecognized tax benefits as of March 31, 2023 and June 30, 2022. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the nine months ended March 31, 2023 and 2022, the Company did not incur any interest or penalties arising from its tax payments.

NOTE 10 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings (loss) per common share are determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the nine months ended March 31, 2023 and 2022, the Company had no potential dilutive common stock equivalents outstanding.

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

For the nine months ended March 31, 2023 and 2022, the Company did not have potential dilutive shares. The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

Net income/(loss) attributable to China Health Industries Holdings	$(290,288)	$(278,922)	$182,570	$(873,833)

Net income/(loss) per share:
Basic & diluted	$(0.0044)	$(0.0043)	$0.0028	(0.0133)
Weighted average shares outstanding:
Basic & diluted	65,539,737	65,539,737	65,539,737	65,539,737

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

The Company had no rental commitment as of March 31, 2023.

NOTE 12 - MAJOR SUPPLIERS AND CUSTOMERS

For the nine months ended March 31, 2023, the Company had only one supplier that in the aggregate accounted for 100%.

For the nine months ended March 31, 2022, the Company had no suppliers due to them being temporarily out of production.

For the nine months ended March 31, 2023, the Company had only one customer that in the aggregate accounted for 100% of the Company’s total sales.

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

The following tables present summary information by segment for the three and nine months ended March 31, 2023 and 2022, respectively:

	For the Three Months Ended March 31, 2023				For the Three Months Ended March 31, 2022
	HLJ				HLJ
	Huimeijia	Humankind	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$-	$21,416	$-	$21,416	$1	$-	$-	$1
Cost of revenues	-	19,083	-	19,083	7	-	-	7
Gross profit (loss)	-	2,333	-	2,333	(6)	-	-	(6)
Interest income(expense)	17	26,823	7	26,847	260	36,803	-	37,063
Depreciation and amortization	27,788	151,383	-	179,171	15,496	164,029	-	179,525
Income tax	-	-	-	-	-	-	-	-
Net income (loss)	(89,158)	(178,033)	(23,097)	(290,288)	(74,766)	(172,092)	(32,064)	(278,922)
Total capital expenditures	-	-	-	-	-	-	-	-
Total assets	$2,665,781	$45,817,974	$20,621	$48,504,376	$3,610,569	$52,185,187	$(1,561,950)	$54,233,806

	For the Nine Months Ended March 31, 2023				For the Nine Months Ended March 31, 2022
	HLJ				HLJ
	Huimeijia	Humankind	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$-	$54,066	$-	$54,066	$269	$-	$-	$269
Cost of revenues	-	48,728	-	48,728	1,762	-	-	1,762
Gross profit (loss)	-	5,338	-	5,338	(1,493)	-	-	(1,493)
Interest income	378	86,978	20	87,376	265	118,429	1	118,695
Depreciation and amortization	138,898	388,515	-	527,413	46,227	493,260	-	539,487
Income tax	-	-	-	-	-	-	-	-
Net income (loss)	875,655	(472,368)	(220,717)	182,570	(203,215)	(465,123)	(205,495)	(873,833)
Total capital expenditures	-	-	-	-	-	-	-	-
Total assets	$2,665,781	$45,817,974	$20,621	$48,504,376	$3,610,569	$52,185,187	$(1,561,950)	$54,233,806

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

We have developed the following products that are derived from hemp and obtained business license to manufacture and sell these products. We began to sell these products since May 2018. Hemp Oil, Hemp Protein Powder, Hemp Polypeptide and Collagen Peptide are sold through Humankind, other cosmetics are sold through HLJ Huimeijia. The revenue of the Hemp Seed Beer accounted for 100.00% and 0.00% for the nine-month periods ended March 31, 2023 and 2022, respectively.

Serial No.	Name
1	Hemp Oil
2	Hemp Protein Powder
3	Hemp Polypeptide
4	Collagen Peptide
5	Natural Hemp Essence Repair Lotion
6	Natural Hemp Revitalizing Essence
7	Natural Hemp Anti-aging Brightening Eye Cream
8	Natural Hemp Frozen Age Nourishing Cream
9	Hemp Seed Beer

Our business model is to sell our products directly to end customers through our own sales personnel as well as our sales agents, operating primarily in Anhui, Zhejiang, Shanghai, Jiangsu, Beijing and Gansu, where most of our revenues are generated. Because of the “Transformation of the Company”, we sold few of our product to sales agents for the nine months ended March 31, 2023. Humankind is using existing materials to research and develop hemp related products. Humankind decided to transform the primary business to Cannabidiol (“CBD”) extractive project, following the government’s guidance in expanding the use of hemps into cosmetics, food, or daily uses. The Company will also receive the government’s sponsorship in R&D expenses to support the company research in CBD aspect. However, as of the date of this quarterly report, the support guidelines had not been published. As the Chinese government has officially stopped the zero-case policy, we expect the CBD extractive project to start generating revenue and finally balance our investment in the hemp related products by 2024 (“Transformation”).

Results of Operations

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

The following table summarizes the top lines of the results of our operations for the three months ended March 31, 2023 and 2022, respectively:

	March 31,	March 31,
	2023	2022	Variance	%
Revenues	$21,416	$1	$21,415	100.00%
Humankind	21,416	-	21,416	100.00%
HLJ Huimeijia	-	1	(1)	(100.00)%
Cost of Goods Sold	$19,083	$7	$19,076	100.00%
Humankind	19,083	-	19,083	100.00%
HLJ Huimeijia	-	7	(7)	(100.00)%
Gross Profit	$2,333	$(6)	$2,339	100.00%
Humankind	2,333	-	2,333	100.00%
HLJ Huimeijia	-	(6)	6	100.00%

Revenue

Total revenues increased by $21,415 or 100% for the three months ended March 31, 2023, as compared to the same period in 2022. The increase in revenues was primarily due to an increase of $21,416 in Humankind’s revenues for the three months ended March 31, 2023 as compared to the same period in 2022. The increase in Humankind’s sales revenues was primarily derived from selling a new product, Hemp Seed Beer, in the three months ended March 31, 2023.

Our total cost of goods sold increased by $19,076 or 100% for the three months ended March 31, 2023 as compared to the same period in 2022. The increase in Humankind’s cost of goods sold was primarily derived from cost on selling a new product, Hemp Seed Beer, in the three months ended March 31, 2023.

Our gross margin increased by $2,339 for the three months ended March 31, 2023 as compared to the same period in 2022. This change was consistent with the change of sales and costs in Humankind. The increase is mainly derived from selling a new product Hemp Seed Beer, in the three months ended March 31, 2023.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product lines for the three months ended March 31, 2023 and 2022 respectively:

	March 31, 2023			March 31, 2022
	Quantity	Sales	% of	Quantity	Sales	% of
	(Unit)	US $	Sales	(Unit)	US $	Sales
Humankind
Hemp Oil	-	-	-%	-	-	-%
Collagen Peptide	-	-	-%	-	-	-%
Hemp Polypeptide	-	-	-%	-	-	-%
Hemp Protein Powder	-	-	-%	-	-	-%
Hemp Seed Beer	3,500	21,416	100.00%	-	-	-%
HLJ Huimeijia
Muskiness Bone Strengthener Paste	-	-	-%	-	-	-%
Dampness dispelling pain ointment	-	-	-%	-	-	-%
Refining Cream dogskin	-	-	-%	-	-	-%
Indometacin and Furazolidone Suppositories	-	-	-%	-	-	-%
ShangBiTongDing	-	-	-%	-	-	-%
Total	3,500	21,416	100.00%	-	$-	-%

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2023 and 2022, respectively:

	March 31, 2023	March 31, 2022	Variance	%
Operating Expenses
Selling, general and administrative	$152,627	$136,397	$16,230	11.90%
Depreciation and amortization	179,171	179,525	(354)	(0.20)%
Total Operating Expenses	$331,798	$315,922	$15,876	5.03%

Total operating expenses for the three months ended March 31, 2023 were $15,876 or 5.03% higher than those in the corresponding period in 2022. The increase in operating expenses was primarily attributable to an increase of $16,230 or 11.90% in selling, general and administrative expenses. The increase in selling, general and administrative expenses was mainly due to the expired destruction of inventory.

Interest Income and Interest Expense

Interest income was $26,847 for the three months ended March 31, 2023, as compared to $37,063 for the three months ended March 31, 2022. This decrease of $10,216, or 27.56%, was mainly due to the decreased average balance of bank deposits compared with the same period of 2022. This decline in bank balances was mainly due to the effects of currency translation difference from RMB to USD during the periods and normal daily operating expenses payment.

Interest expense was $nil for the three months ended March 31, 2023 and $nil for the three months ended March 31, 2022.

Income Taxes

Income taxes was $nil for the three months ended March 31, 2023 as compared to $nil for the three months ended March 31, 2022.

Net Income (loss) and Net Income (loss) Per Share

Net loss was $290,288 for the three months ended March 31, 2023, as compared to $278,922 for the three months ended March 31, 2022. This increase of $11,366 in net loss was primarily due to the increase of non-production expense.

Net loss per share was $0.0044 for the three months ended March 31, 2023 and $0.0043 for the three months ended March 31, 2022, respectively. This increase was primarily a result of the aforementioned increase in net loss.

Nine months ended March 31, 2023 compared to the nine months ended March 31, 2022

The following table summarizes the top lines of the results of our operations for the nine months ended March 31, 2023 and 2022, respectively:

	March 31,	March 31,
	2023	2022	Variance	%
Revenues	$54,066	$269	$53,797	100.00%
Humankind	54,066	-	54,066	100.00%
HLJ Huimeijia	-	269	(269)	(100.00)%
Cost of Goods Sold	$48,728	$1,762	$46,966	100.00%
Humankind	48,728	-	48,728	100.00%
HLJ Huimeijia	-	1,762	(1,762)	(100.00)%
Gross Profit	$5,338	$(1,493)	$6,831	100.00%
Humankind	5,338	-	5,338	100.00%
HLJ Huimeijia	-	(1,493)	1,493	100.00%

Revenue

Total revenues increased by $53,797 or 100% for the nine months ended March 31, 2023, as compared to the same period in 2022. The increase in revenues was primarily caused by an increase of $54,066 in Humankind’s revenues for the nine months ended March 31, 2023 as compared to the same period in 2022. The increase in Humankind’s sales revenues was primarily derived from selling a new product, Hemp Seed Beer, in the nine months ended March 31, 2023.

Our total cost of goods sold increased by $46,966 or 100% for the nine months ended March 31, 2023 as compared to the same period in 2022. This increase was mainly derived from cost on selling a new product, Hemp Seed Beer, in the nine months ended March 31, 2023.

Our gross margin increased by $6,831 or 100% for the nine months ended March 31, 2023 as compared to the same period in 2022. This change was consistent with the change of sales and costs in Humankind. The increase in gross profit was primarily derived from selling a new product, Hemp Seed Beer, in the nine months ended March 31, 2023.

Sales by Product Line

The following table summarizes the breakdown of our sales by major product lines for the nine months ended March 31, 2023 and 2022 respectively:

	March 31, 2023			March 31, 2022
	Quantity	Sales	% of	Quantity	Sales	% of
	(Unit)	US$	Sales	(Unit)	US$	Sales
Humankind
Hemp Oil	-	-	-%	-	-	-%
Collagen Peptide	-	-	-%	-	-	-%
Hemp Polypeptide	-	-	-%	-	-	-%
Hemp Protein Powder	-	-	-%	-	-	-%
Hemp Seed Beer	9,956	54,066	100.00%	-	-	-%
HLJ Huimeijia
Muskiness Bone Strengthener Paste	-	-	-%	223	18	6.69%
Dampness dispelling pain ointment	-	-	-%	1,852	154	57.25%
Refining Cream dogskin	-	-	-%	788	65	24.16%
Indometacin and Furazolidone Suppositories	-	-	-%	383	32	11.90%
ShangBiTongDing	-	-	-%	-	-	-
Enema Glycerini and Essence repair liquid	-	-	-%	-	-	-
Total	9,956	54,066	100.00%	3,246	269	100.00%

Operating Expenses

The following table summarizes our operating expenses for the nine months ended March 31, 2023 and 2022, respectively:

	March 31, 2023	March 31, 2022	Variance	%
Operating Expenses
Selling, general and administrative	$710,946	$484,056	$226,890	46.87%
Depreciation and amortization	527,413	539,487	(12,074)	(2.24)%
Total Operating Expenses	$1,238,359	$1,023,543	$214,816	20.99%

Total operating expenses for the nine months ended March 31, 2023 were $214,816 or 20.99% higher than those in the same period in 2022. The increase in operating expenses was primarily attributable to increase of $226,890 or 46.87% in selling, general and administrative expenses. The increase in selling, general and administrative expenses was mainly due to the expired destruction of inventory.

Interest Income and Interest Expense

Interest income was $87,376 for the nine months ended March 31, 2023, as compared to $118,695 for the nine months ended March 31, 2022. This decrease of $31,319, or 26.39%, was mainly due to the decreased average balance of bank deposits compared with the same period of 2022. This decline in bank balances was mainly due to the normal daily operating expenses payment and was enhanced by the effects of currency translation difference from RMB to USD during the periods.

Interest expense was $nil and $nil for the nine months ended March 31, 2023 and for the nine months ended March 31, 2022.

Income Taxes

Income taxes was $nil for the nine months ended March 31, 2023 as compared to $nil for the nine months ended March 31, 2022.

Net Income and Net Income Per Share

Net income was $182,570 for the nine months ended March 31, 2023, as compared to net loss of $873,833 for the nine months ended March 31, 2022. This increase of $1,056,403 in net income was primarily attributable to the sale of Hemp Seed Beer.

Net income per share was $0.0028 for the nine months ended March 31, 2023 and net loss per share was $0.0133 for the nine months ended March 31, 2022, respectively. This increase was primarily a result of the aforementioned increase in net profit.

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

The following table summarizes our cash and cash equivalents positions, our working capital, and our cash flow activities as of March 31, 2023 and June 30, 2022 and for the nine months ended March 31, 2023 and 2022:

	March 31, 2023	June 30, 2022
Cash and cash equivalents	$43,336,642	$44,789,999
Working capital	$37,414,103	$37,652,693
Inventories	$399,160	$521,229

	For the Nine Months ended March 31,
	2023	2022
Cash provided by (used in):
Operating activities	$489,796	$2,971,902
Investing activities	$-	$-
Financing activities	$-	$-

For the nine months ended March 31, 2023, our net decrease in cash and cash equivalents totalled $1,453,357, which total was comprised of net cash provided by operating activities in the amount of $489,796 and the negative effect of prevailing exchange rates on our cash position of $1,943,153.

Our working capital as of March 31, 2023 was $37,414,103, compared to working capital of $37,652,693 as of June 30, 2022. This decrease of $238,590 or 1% was primarily attributable to the decrease of cash and cash equivalents in the amount of $1,453,357, decrease of inventory in the amount of $122,069 , which offset by the decrease of advance from customers in the amount of $302,416 and a decrease of amount due to related parties in the amount of $989,552.

Net cash provided by operating activities was $489,796 for the nine months ended March 31, 2023, primarily attributable to net income in the amount of $182,573 and non-cash item $527,413 in depreciation and amortization expenses while offset by $(242,894) in advances from customers and other payables. The negative effect of exchange rate changes on cash and cash equivalents in the amount of $1,453,357 for the nine months ended March 31, 2023 was mainly a result of the effect of the valuation of the RMB against the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 6.6981 to 1 and 6.8676 to 1 as of June 30, 2022 and March 31, 2023, respectively, and the average exchange rate from USD to RMB was 6.9336 for the nine months ended March 31, 2023.

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

Related Party Debts

We had related party debts in the amount of $ 5,770,209 as of March 31, 2023, as compared to $6,759,761 as of June 30, 2022, a decrease of $989,552 or 15%. Our related party debts mainly consist of a loan from Mr. Xin Sun, the CEO of the Company. The loan is unsecured, non-interest bearing, and has no fixed terms of repayment. There was no written agreement for the loan. See Note 8.

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

There have been no material changes during the nine months ended March 31, 2023 in the Company’s significant accounting policies to those previously disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2022.

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

At the conclusion of the period ended March 31, 2023, the Company carried out an evaluation, under the supervision and with the participation of Management, including the Company’s principal executive and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Company’s principal executive and principal financial officer concluded that, due to the material weakness in the Company’s internal controls over financial reporting as discussed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2022, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Changes in Internal Controls over Financial Reporting

No changes in the Company’s internal controls over financial reporting have come to Management’s attention during the quarter ended March 31, 2023 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

/s/ Xin Sun
By:	Xin Sun
Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Date:	May 10, 2023

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).