Form 10-K
period 2023-06-30
China Health Industries Holdings, Inc.
filed 2023-11-13
CIK 1309057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of December 31, 2022 was approximately $7,655,533 (45,032,549 shares of common stock held by non-affiliates) based upon the closing price of the common stock on such date.

As of November 10, 2023, there were 65,539,737 shares of common stock, par value $0.0001 issued and outstanding.

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

On June 27, 2023 (the “Signing Date”), Harbin Humankind Biology Technology Co., Limited (“Humankind”), a wholly owned subsidiary of China Health Industries Holdings, Inc. (“China Health”), a corporation incorporated under the laws of the State of Delaware, entered into certain equity transfer agreements (collectively, the “Agreements”) with Mr. Xin Sun and Mr. Kai Sun (collectively, the “Sellers”). Pursuant to the Agreements, the Sellers agreed to transfer to Humankind 99% and 1% of the equity interests of Heilongjiang HempCan Pharmaceuticals Co., Ltd. (“HempCan”), for a consideration of RMB292,050,000 (approximately $40,275,537) and RMB2,950,000 (approximately $406,824) respectively, totaling RMB295 million (approximately $40,682,360) (collectively, the “Purchase Prices”). The Purchase Prices shall be fully paid to Sellers within 15 business days after the Signing Date, and the Sellers shall complete certain registration procedures, such as change of equity ownership and change of business registration within 15 business days after full Purchase Prices are received. If Humankind is late in paying the Purchase Prices, a 0.1% per day late penalty on the amount of Purchase Prices that is paid late shall be paid to the Sellers. Mr. Xin Sun is China Health’s Chairman, sole director and sole executive officer and Mr. Kai Sun is Mr. Xin Sun’s younger brother.

China Health US, China Health HK, Humankind and HLJ Huimeijia are collectively referred herein to as the “Company.”

As of June 30, 2023, the Company’s corporate structure was as follows:

Business Overview

Our principal business operations are conducted through our wholly-owned subsidiaries, Humankind and HLJ Huimeijia.

The Company owns a GMP-certified plant and production facilities and has the capacity to produce 21 different NMPA-approved medicines, 14 NMPA-approved health supplement products and 10 hemp derivative products in soft capsule, hard capsule, tablet, granule, oral liquid forms. These products address the needs of some key sectors in China, including the feminine, geriatric, and children’s markets.

HLJ Huimeijia was founded on October 30, 2003 and its latest GMP certificate is effective until April 24, 2023. On December 1, 2019, NMPA announced that it will no longer issue GMP certificate for any pharmaceutical companies. However, NMPA will carry out conformity inspection to do compliance testing, as well as flight check (unannounced inspection) for all pharmaceutical companies. HLJ Huimeijia engages in the manufacture and distribution of tincture, ointments, rubber paste, including hormones, topical solution, suppositories, enemas, oral liquids, and liniment, including traditional Chinese medicine extractions. HLJ Huimeijia’s predecessor was Heilongjiang Xue Du Pharmaceutical Co., Ltd., which established brand recognition in the market through its supply of high-quality drug products. HLJ Huimeijia is a “high and new technology” enterprise that provides the most comprehensive types of topical medical products in Heilongjiang Province, a northeastern province of China.

For the fiscal year 2023, we sell our products to end customers through our own sales personnel as well as our sales agents, operating primarily in Heilongjiang Province, where most of our revenues are generated. However, there is no such sales for the fiscal year 2022, which was primarily due to Humankind’s enterprise transformation, and the lock down of factory due to COVID-19. Humankind is using existing materials to research and develop new products. Humankind decided to transform the primary business to CBD extractive project, because the government intended to support the company research in CBD aspect. However, by the end of fiscal year 2023, the support guidelines had not been published. Although the research process is slow and unpredictable due to the zero-case policy and periodic quarantines caused by COVID-19 resurgence in the first half of the fiscal year 2023, we expect the CBD extractive project to be completed by the end of calendar year of 2024 (“Transformation”). We do not currently sell our products online, but we expect to do so in the future.

Cash Transfer

For the years ended June 30, 2023 and 2022, there is no cash transfer among China Health US, China Health HK, or any of our PRC subsidiaries.

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

(i) Hemp Derivative Products

We have developed the following products that are derived from hemp and obtained business license to manufacture and sell these products. We have begun to sell these products since May 2018. Hemp Seed Beer, Hemp Oil, Hemp Protein Powder, Hemp Polypeptide and Collagen Peptide are sold through Humankind. Other products are sold through HLJ Huimeijia. The revenue of the Hemp Seed Beer, Hemp Oil and Hemp Seed accounted for 100% and nil of the total revenues for the fiscal year of 2023 and 2022, respectively.

Serial No.	Name
1	Hemp Oil
2	Hemp Protein Powder
3	Hemp Polypeptide
4	Collagen Peptide
5	Natural Hemp Essence Repair Lotion
6	Natural Hemp Revitalizing Essence
7	Natural Hemp Anit-aging Brightening Eye Cream
8	Natural Hemp Frozen Age Nourishing Cream
9	Hemp Seed Beer
10	Hemp Seed

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

Pursuant to a technology transfer agreement dated January 18, 2013 (the “2013 Technology Transfer Agreement”), we purchased 12 health products from Guangzhou Aoda Biology Beauty Healthy Technology Co., Ltd, a non-affiliated party. These twelve products are the following:

-	Dr. Xiao Brand Honeysuckle Pearl Capsule (Guo Shi Jian Zi G20100656), which is designed to be effective in acne removal;

-	Dr. Xiao Brand Multivitamin Tablet (Guo Shi Jian Zi G20080176), which is a multivitamin and mineral supplement;

-	Dr. Xiao Brand Zhengdian Capsule (Guo Shi Jian Zi 20070261), which is designed to be effective in relieving eyestrain;

-	Dr. Xiao Brand Shengui Capsule (Guo Shi Jian Zi G20080297), which is designed to be effective in increasing bone density;

-	Dr. Xiao Brand Multivitamin Tablet (Woman) (Guo Shi Jian Zi G20070338), which is an iron and multivitamin supplement;

-	Dr. Xiao Brand Shikong Soft Capsule (Guo Shi Jian Zi 20080096), which is designed to be effective in improving memory;

-	Dr. Xiao Brand Huangjingdanggui Tablet (Guo Shi Jian Zi G20080201), which is designed to be effective in improving nutritional anemia and chloasma;

-	Dr. Xiao Brand Xingxing Soft Capsule (Guo Shi Jian Zi G20080080), which is designed to be effective in improving memory;

-	Dr. Xiao Brand Vitamin A Fish Oil Soft Capsule (Guo Shi Jian Zi G20080406), which is designed to be effective in relieving eyestrain;

-	Dr. Xiao Brand Colon Cleanser Granules (Guo Shi Jian Zi G20060061), which is designed to be effective in relaxing bowels and promoting the discharge of lead;

-	Dr. Xiao Brand Jianli Soft Capsule (Guo Shi Jian Zi G20050710), which is designed to be effective in increasing immunity and relieving physical fatigue; and

-	LB Brand Xinpin Capsule (Guo Shi Jian Zi G20050770), which is designed to be effective in dispelling chloasma.

The major suppliers of raw materials for our products who exceeded 10% of our total purchases in the fiscal years 2023 and 2022 are the following:

Purchases
		(in U.S.	% of
	Name of Supplier	Dollars)	Purchases
FY2023	Harbin Delunbao Beer Co., Ltd	68,803	96.71%

FY2022	Nil

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

Distribution

Most of our products are sold to sales agents. In the fiscal year of 2022, because of COVID-19 influence and the Transformation, we did not sell our products to sales agents. In the fiscal year of 2023, our sales network covered Heilongjiang provinces or cities.

E-business

We are in the process of building the infrastructure to conduct our business over the internet. A B2C e-business call and sales center has been established and will become an integral part of our distribution channel in the future. We have employed graduates from Tsinghua University, Harbin Industry University and Harbin Engineering University to develop the ERP (Enterprise Resource Planning), CRM (Customer Relationship Management) and Office Automation software (“OA Software”) for our e-business. The OA Software has been used in our daily operation. The Company plans to sell its products via internet in the fiscal year of 2024.

Our Customers

We sell most of our products to sales agents, who are our customers. The sales agents sell the products to the end users.

Our customers who contributed more than 10% of our consolidated revenues during the past two fiscal years are as follows:

		Sales	Percent of
Name	Products Sold	(in U.S. Dollars)	Sales
FY2023
Harbin Magic Nature Technology Co., Ltd	Hemp Seed Beer, Hemp Oil	70,824	63.47%
Ruiping Ji	Hemp Seed	36,516	32.73%
FY2022	nil

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

Since we acquired HLJ Huimeijia on November 22, 2013, we also manufacture our medicines and drugs using HLJ Huimeijia’s land, approximately 43,350 square meters, located in Hai-lin Economic Development Zone, Mudanjiang City. The manufacturing facilities occupy approximately 5,710 square meters. We plan to build new manufacturing facilities on the land. The expected construction cost is approximately $7,520,000 (RMB50,000,000).

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

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which became effective on March 31, 2023. The Trial Measures clarified and emphasized several aspects, which include but are not limited to: (1) criteria and exemptions to determine whether an issuer will be required to go through the filing procedures under the Trial Measures; (2) a negative list of types of issuers banned from listing or offering overseas, such as issuers whose affiliates have been recently convicted of bribery and corruption; (3) issuers’ compliance with web security, data security, and other national security laws and regulations; (4) issuers’ filing and reporting obligations, such as obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and obligation after offering or listing overseas to report to the CSRC material events including change of control or voluntary or forced delisting of the issuer. Because the Company’s shares have been trading on the over-the-counter market, the Trial Measures do not impose additional regulatory burden on us beyond the obligation to report to the CSRC any future offerings of our securities, or material events such as a change of control. As the Trial Measures are newly issued, there remains uncertainty as to how it will be interpreted or implemented. Therefore, there is uncertainty that if we are subject to such filing requirements under the Trial Measures, we will be able to get clearance from the CSRC in a timely fashion.

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

As of the date of this annual report, the Company has obtained all the approvals and permissions required to operate business in the relevant industry. A list of permissions and approvals is below:

No.	Name of Certificate/License	Issued Entity	Issuing Authority	Issuance Date	Expiration Date
1	Food Manufacturing Certificate	Harbin Humankind Biology Technology Co., Limited	Heilongjiang Harbin New District Administrative Examination and Approval Bureau	December 6, 2021	December 5, 2026
2	Food Distribution License	Harbin Humankind Biology Technology Co., Limited	Heilongjiang Harbin New District Administrative Examination and Approval Bureau	February 14, 2019	February 13, 2024

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

As of the date of this report, we have registered the following 14 trademarks(1):

Trademark	Certificate No.	Category	Registrant	Valid Term
“Qunle”	3896026	No.5: Food preparations adapted for medical purposes; Albuminous milk; Dietetic beverages adapted for medical purposes; Milk sugar; Diabetic bread; Albuminous foodstuffs for medical purposes; Food for babies; Dietetic substances adapted for medical use; Nutritional additives for medical purposes	Humankind	7/7/2016 to 7/6/2026

“Wangzu”	4857905	No.30: Molasses for food; Honey; pollen healthy grease; tortoise tuchahoe paste; breed columbine extract; helix alga; non-medical nutrition liquid; non-medical nutrition powder; non-medical nutrition capsule; sugar candy bird’s nest	Humankind	5/14/2018 to 5/13/2028

“Kindlink”	3236981	No.5: Food preparations adapted for medical purposes; Dietetic substances adapted for medical use	Humankind	12/7/2013 to 12/06/2023

“Huimeijia”	5280303	No.5: Medicine for human consumption; Medical nutrition capsule; Fibres (Edible plant) [non-nutritive]; Injection; Raw material drug; Troche; suppository; Food preparations adapted for medical purposes; Dietetic foods adapted for medical purposes; Dietetic substances adapted for medical use	Humankind	7/21/2019 to 7/20/2029

“Huide”	5280304	No.5: Medicines for human consumption; Medical nutrition capsule; Fibres (Edible plant) [non-nutritive]; Injection; Raw material drug; Troche; suppository; Food preparations adapted for medical purposes; Dietetic foods adapted for medical purposes; Dietetic substances adapted for medical use	Humankind	7/21/2019 to 7/20/2029

Trademark	Certificate No.	Category	Registrant	Valid Term
“KDLK”	3230404	No.5: Food preparations adapted for medical purposes; Dietetic foods adapted for medical purposes; Dietetic substances adapted for medical use	Humankind	9/28/2023 to 9/27/2033

“dr.xiao”	5176731	No.5: Disinfectant; Medicines for veterinary purposes; Insecticide; Sanitary napkin; Medicine health bag; Dental lacquer	Humankind	8/14/2019 to 8/13/2029

“dr.xiao”	1610828	No.30: non-medical nutrition liquid; non-medical nutrition cream; non-medical nutrition powder; Honey; non-medical nutrition capsule; non-medical nutrition gum; Candy for food; Spirulina (non-medical nutrient); Candy; Pollen healthy grease	Humankind	7/28/2021 to 7/27/2031

“DaLeNing”	5053772	No.5: Medicine for human; Chinese patent drugs; Suppository; Tincture; Water aqua; Paste; Liniment; Medical lotion; Patch; Chemical pharmaceuticals preparations	HLJ Huimeijia	5/7/2019 to 5/6/2029

“Xuedu”	5053657	No.5: Medicine for human; Chinese patent drugs; Suppository; Tincture; Water aqua; Paste; Liniment; Medical lotion; Patch; Chemical pharmaceuticals preparations	HLJ Huimeijia	5/7/2019 to 5/6/2029

“Xuedu” with an image	642099	No.5: Paste	HLJ Huimeijia	5/21/2023 to 5/20/2033

“Tai Yan Li”	10014001	No.30: Honey, spirulina (non-medical), non-medical nutrient solution, non-medical nutrient lotion, non-medical nutrient powder, non-medical nutrient capsule, pastry, cereal, flour product.	Humankind	11/28/2022 to 11/27/2032

“Tai Yan Li”	10013969	No.3: Cleanser lotion, soup, anti -bacterial hand soup, cleanser, cosmetics, conditioning gel, polish, essential oil.	Humankind	11/28/2022 to 11/27/2032

“Luo Qian’	8358643	No.3: essential oil, fragrance essential oil, nourishing essential oil, cosmetic mask, cosmetic tools, cosmetics, cosmetic cleanser, perfume, weight-losing cosmetics, banishing essence.	Humankind	6/14/2021 to 6/13/2031

(1)	The trademarks listed here have been spelt in Pinyin for the U.S. readers’ convenience. The original trademarks are in Chinese characters.

We have the right to use the following patents under the approval of National Bureau of Intellectual Property:

Patent
Categories	Name	Inventor/Designer	Patent No.	Duration	Owner
Invention Patent	Runchao Soft Capsule and Its Manufacturing Method	Xin Sun	ZL200610010394.4	August 10, 2006- August 9, 2026	Xin Sun*

*	Mr. Sun verbally authorized the Company the right to use the patent.

The following is a list of our patent applications:

The applicant of all the following patents is Humankind, with their inventor being Mr. Xin Sun. In March 2017, we submitted the below patent applications which are currently in the reviewing process and pending for approval.

Serial No.	Name	Application	Technology Field
1	Cannabidiol (CBD) Cataplasmata	Cannabidiol (CBD) is used for relieving muscle pain and its preparation method.	The invention belongs to the research and application field of industrial hemp and relates to a kind of cataplasmata, in particular to Cannabidiol (CBD) which is used for relieving muscle pain and its preparation method.

2	Cannabidiol (CBD) Suspension	Cannabidiol (CBD) Suspension is used for treating arthritis and its preparation method.	The invention relates to the field of pharmaceutical preparations, in particular to a kind of Cannabidiol (CBD) Suspension which is used for treating arthritis and its preparation method.

3	Cannabidiol (CBD) Gel	Cannabidiol (CBD) Gel has the effect of relieving nervous headache and its preparation method.	The invention relates to gel preparations for medicine, in particular to a kind of Cannabidiol (CBD) Gel which has the effect of relieving nervous headache and its preparation method.

4	Cannabidiol (CBD) Paste	Cannabidiol (CBD) Paste has the effect of relieving swelling and pain and its preparation method.	The invention relates to the field of medicine, in particular to a kind of Cannabidiol (CBD) Paste which has the effect of relieving swelling and pain and its preparation method.

Serial No.	Name	Application	Technology Field
5	Cannabidiol (CBD) Soft Capsule	Cannabidiol (CBD) Soft Capsule has the effect of improving diabetes and its preparation method.	The invention relates to the field of soft capsule, in particular to a kind of Cannabidiol (CBD) Soft Capsule which has the effect of improving diabetes and its preparation method.

6	Cannabidiol (CBD) Suppository	Cannabidiol (CBD) Suppository has the effect of heat sterilization and its preparation method.	The invention relates to the field of medicine, in particular to a kind of Cannabidiol (CBD) Suppository which has the effect of heat sterilization and its preparation method.

7	Cannabidiol (CBD) Plaster	Cannabidiol (CBD) Rubber Plaster has the effect of treating old bone disease and its preparation method.	The invention relates to the field of medical plaster, in particular to a kind of Cannabidiol (CBD) Rubber Plaster which has the effect of treating old bone disease and its preparation method.

8	Cannabidiol (CBD) Rubber Plaster	Cannabidiol (CBD) Rubber Plaster has the effect of dispelling wind and eliminating dampness and its preparation method.	The invention relates to the field of medical plaster, in particular to a kind of Cannabidiol (CBD) Rubber Plaster which has the effect of dispelling wind and eliminating dampness and its preparation method.

9	Cannabidiol (CBD) Liquid Pharmaceutical Preparations	Cannabidiol (CBD) Liquid Pharmaceutical Preparations has the anti-anxiety effect and its preparation method.	The invention relates to the field of liquid pharmaceutical preparations, in particular to a kind of Cannabidiol (CBD) Liquid Pharmaceutical Preparations which has the anti-anxiety effect and its preparation method.

10	Moisturizing Cream with Hemp Seed Oil	Moisturizing Cream with Hemp Seed Oil and its preparation method.	The invention relates to the field of cosmetics, in particular to a kind of Moisturizing Cream which contains hemp seed oil and its preparation method.

The laws governing our business are as follows:

●	Drug administration law of the PRC enacted August 27, 2019

●	Healthcare registration and administration law, enacted January 7, 2005

●	Measures for the Administration of Pharmaceutical Trade License, enacted January 4, 2004

●	Measures for the Supervision Over and Administration of Pharmaceutical Production, enacted May 8, 2004

●	Food Safety Law of the PRC, enacted June 1, 2009

●	Regulation on the Implementation of the Food Safety Law of the PRC, enacted July 20, 2009

●	Regional regulation: Heilongjiang Regional Medicinal Materials Resource Protection Bylaw, enacted January 8, 2005

●	Good Manufacturing Practice (GMP) Amendment, enacted January 17, 2011

●	Hemp Industry 3-year Special Action Plan of Heilongjiang Province (2018-2020) and

●	Hemp Legislation of Heilongjiang Province in May 2017.

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

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which proposes to reduce the period of time for foreign companies to comply with PCAOB audits from three to two consecutive years, thus reducing the time period before the securities of such foreign companies may be prohibited from trading or delisted. On December 29, 2022, the Consolidated Appropriations Act, 2023 (the “CAA”), which the AHFCAA forms a part, was signed into law, and it officially reduced the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two, thus, would reduce the time before an applicable issuer’s securities may be prohibited from trading or delisted.

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

Employees

As of June 30, 2023, we have 32 full-time employees including 6 officers, 5 administrators, 12 workers, 4 technicians, and 5 accountants. Besides, we have 2 sales persons as part-time employees. We believe that we are in compliance with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees.

Item 1A. Risk Factors.

We are a smaller reporting company and therefore this item is not applicable to us.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

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

As of November 10, 2023, we had approximately 502 shareholders of record of our common stock, such number of holders does not include street name holders who hold shares by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

The following table summarizes the number of shares of our common stock authorized for issuance under our Plan as of June 30, 2023.

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

The Company owns a GMP-certified plant and production facilities and has the capacity to produce 21 different NMPA-approved medicines, 14 NMPA-approved health supplement products and 10 hemp derivative products in soft capsule, hard capsule, tablet, granule, oral liquid forms. These products address the needs of some key sectors in China, including the feminine, geriatric, and children’s markets.

HLJ Huimeijia was founded on October 30, 2003 and its latest GMP certificate is effective until April 24, 2023. On December 1, 2019, NMPA announced that it will no longer issue GMP certificate for any pharmaceutical companies. However, NMPA will carry out conformity inspection to do compliance testing, as well as flight check (unannounced inspection) for all pharmaceutical companies. HLJ Huimeijia engages in the manufacture and distribution of tincture, ointments, rubber paste, including hormones, topical solution, suppositories, enemas, oral liquids, and liniment, including traditional Chinese medicine extractions. HLJ Huimeijia’s predecessor was Heilongjiang Xue Du Pharmaceutical Co., Ltd., which established brand recognition in the market through its supply of high-quality drug products. HLJ Huimeijia is a “high and new technology” enterprise that provides the most comprehensive types of topical medical products in Heilongjiang Province, a northeastern province of China.

We have developed the following products that are derived from hemp and obtained business license to manufacture and sell these products. We have begun to sell these products since May 2018. Hemp Seed Beer, Hemp Oil, Hemp Protein Powder, Hemp Polypeptide and Collagen Peptide are sold through Humankind. Other products are sold through HLJ Huimeijia. The revenue of the Hemp Seed Beer, Hemp Oil and Hemp Seed accounted for 100% and nil of the total revenues for the fiscal year of 2023 and 2022, respectively.

Serial No.	Name
1	Hemp Oil
2	Hemp Protein Powder
3	Hemp Polypeptide
4	Collagen Peptide
5	Natural Hemp Essence Repair Lotion
6	Natural Hemp Revitalizing Essence
7	Natural Hemp Anit-aging Brightening Eye Cream
8	Natural Hemp Frozen Age Nourishing Cream
9	Hemp Seed Beer
10	Hemp Seed

We sell most of our products to sales agents, who are our customers. The sales agents sell the products to the end users.

2023 Outlook

Overall, we anticipate our total revenues for the year ended June 30, 2024 to reach to $5.5 million, with growth in all categories of our product sales, including the anticipated revenue from Humankind for approximately $0.5 million, from HLJ Huimeijia for approximately $1.5 million and from HempCan for approximately $3.5 million. The gross profit margin for the year ended June 30, 2024 is expected to be approximately 40%, and we estimate our overall net profit margin for the year ended June 30, 2024 to be approximately 15%. There is, however, no assurance that we will reach these projections.

Results of Operations

The following table summarizes the top lines of the results of our operations for the years ended June 30, 2023 and 2022, respectively:

	June 30, 2023	June 30, 2022	Variance	%
Revenues	$111,579	$267	111,312	41,689.9%
Humankind	111,579	-	111,579	100.0%
HLJ Huimeijia	-	267	(267)	(100.0)%
Cost of Goods Sold	$111,359	$1,748	109,611	6,270.7%
Humankind	111,359	-	111,359	100.0%
HLJ Huimeijia	-	1,748	(1,748)	(100.0)%
Gross Profit/(Loss)	$220	$(1,481)	1,701	(114.9)%
Humankind	220	-	220	100.0%
HLJ Huimeijia	-	(1,481)	1,481	(100.0)%

Revenue

Total revenues of the Company increased by $111,312 or 41,689.9%, for the year ended June 30, 2023 as compared to the year ended June 30, 2022. The increase in revenues was primarily due to an increase of $111,579 or 100.0% in Humankind’s revenues for the year ended June 30, 2023 as compared to the year ended June 30, 2022.The increase in Humankind’s sales revenues was primarily derived from selling a new product, Hemp Seed Beer and selling raw material Hemp Seed.

Our total cost of sales increased by $109,611 or 6,270.7% for the year ended June 30, 2023 as compared to the year ended June 30, 2022. The increase in the overall cost of sales was attributable to an increase of $111,359 or 100.0% in Humankind’s cost of sales in 2023 as compared to the year ended June 30, 2022. The increase in Humankind’s sales revenues was primarily derived from cost on selling a new product, Hemp Seed Beer and selling raw material Hemp Seed.

Our gross profit increased by $1,701 from gross loss $1,481 for the year ended June 30, 2022 to $220 for the year ended June 30, 2023. This change was consistent with the change of sales and costs in Humankind. This growth mainly comes from the sales of the new product hemp seed beer and the raw material hemp seed.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product line for the years ended June 30, 2023 and 2022, respectively:

	June 30, 2023			June 30, 2022
	Quantity	Sales		Quantity	Sales
	(Unit)	US$	% of	(Unit)	US$	% of
Humankind
Hemp Oil	-	-	-	-	-	-
Collagen Peptide	-	-	-	-	-	-
Hemp Polypeptide	-	-	-	-	-	-
Hemp Protein Powder	-	-	-	-	-	-
Hemp Seed Beer	14,202	$75,063	67.3%	-	$-	-
Hemp Seed	35,000	36,516	32.7%	-	-	-
HLJ Huimeijia	-	-	-	-	-	-
Natural Hemp Cosmetics	-	-	-	-	-	-
Muskiness Bone Strengthener Paste	-	-	-	223	18	6.7%
ShangBiTongDing	-	-	-	-	-	-
Indometacin and Furazolidone Suppositories	-	-	-	383	32	12.1%
Enema Glycerini	-	-	-	-	-	-
Ge Hong Beriberi Water	-	-	-	-	-	-
UmguentumAcidi Borici Camphoratum	-	-	-	-	-	-
Injury and Rheumatism Relieving Paste	-	-	-	1,852	152	56.9%
Refining GouPi Cream	-	-	-	788	65	24.3%
Natural Hemp supplies	-	-	-	-	-	-
Total		$111,579	100.0%		$267	100.0%

Operating Expenses

The following table summarizes our operating expenses for the years ended June 30, 2023 and 2022, respectively:

	June 30, 2023	June 30, 2022	Variance	%
Operating Expenses
Selling, general and administrative	$1,285,313	$934,927	350,386	37.5%
Depreciation and amortization	557,508	711,515	(154,007)	(21.6)%
Total Operating Expenses	$1,842,821	$1,646,442	196,379	11.9%

Total operating expenses for the year ended June 30, 2023 increased by $196,379 or 11.9%, as compared to the corresponding period in 2022. The increase in operating expenses was primarily attributable to an increase of $320,070 or 34.2% in selling, general and administrative expenses. The increase in selling, general and administrative expenses was mainly due to an increase in the amount of expired inventory destroyed in 2023 compared to the previous year.

Interest Income and Interest Expenses

Interest income was $113,615 for the year ended June 30, 2023, as compared to $157,860 for the year ended June 30, 2022. This decrease of $44,245, or 28.0%, was primarily due to the decreased average balance of bank deposits compared with the same period of 2022. This decline in bank balances was mainly due to the effects of currency translation difference from RMB to USD during the periods and normal daily operating expenses payment.

Interest expense was $nil for the year ended June 30, 2023, and for the year ended June 30, 2022.

Other Income

Other income was $1,320,791 expense for the year ended June 30, 2023, as compared to $1,139,746 for the year ended June 30, 2022. This increase of $181,045 or 15.9%, was primarily due to revenue earned by the transfer of one of Huimeijia’s production technique. This technique transfer would not affect future production of Huimeijia.

Income Taxes

Income taxes decreased by $2,934, or 100.0%, from $2,934 for the year ended June 30, 2022 to $nil for the year ended June 30, 2023. This decrease of income tax expense incurred in the fiscal year ended June 30, 2023 was primarily due to the decrease of net profits before income taxes.

Net Income (Loss) and Net Income per Share

Net loss after provision for income taxes increased to $408,772, an increase of $54,822 for the year ended June 30, 2023, as compared to net loss of $353,950 for the year ended June 30, 2022. This increase of net loss was mainly because HLJ Huimeijia wrote off a large amount of inventory.

Net loss per share was $0.0062 for the year ended June 30, 2023 and net loss per share was $0.0054 for the year ended June 30, 2022. This increase in net loss per share was primarily a result of the aforementioned increase in net loss.

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

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of the fiscal years ended June 30, 2023 and 2022:

	2023	2022
For the years ended June 30:
Cash and cash equivalent	$47,246	$44,789,999

Working capital	$34,997,532	$37,652,693

Inventories, net	$40,608	$521,229

For the years ended June 30:

Cash provided by (used in):

	2023	2022
Operating activities	$(42,272,498)	$2,115,726

Investing activities	$-	$-

Financing activities	$-	$-

Due to investments in subsidiaries,Cash and cash equivalents decreased by $44,742,753 from $44,789,999 as of June 30, 2022 to $47,246 as of June 30, 2023.

Our working capital as of June 30, 2023 was $34,997,532, compared to working capital of $37,652,693 as of June 30, 2022. This decrease of $2,655,161 or 7.1% was mainly due to the decrease of cash and cash equivalents in the amount of $44,742,753, which offset by the decrease of prepaid investment funds of $40,665,602.

Net cash used in operating activities was $42,272,498 for the year ended June 30, 2023, compared to $2,115,726 for the year ended June 30, 2022. The decrease of $44,388,224 in the net cash provided by operating activities was primarily due to the purchase of subsidiary shares in June 2023.

Net cash used in investing activities was $nil for both years ended June 30, 2023 and 2022.

Net cash provided by financing activities was $nil for both years ended June 30, 2023 and 2022.

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

Related Party Debts

We had related party debts of $5,154,024 as of June 30, 2023, as compared to $6,759,761 as of June 30, 2022, a decrease of $1,605,737 or 23.8%. The amount of related party debts mainly consists of a loan from Mr. Xin Sun, the CEO of the Company. The loan is unsecured and non-interest bearing and has no fixed terms of repayment. There was no written agreement for the loan. See Note 9.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Critical Accounting Policies and Estimates

We regularly evaluate the accounting policies and estimates that we use to make budgetary and financial statement assumptions. A complete summary of these policies is included in Note 2 to our consolidated financial statements, “Significant Accounting Policies”, and is incorporated herein by reference. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item are set forth beginning on page F-1.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
China Health Industries Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of China Health Industries Holdings, Inc. and subsidiaries (the “Company”) as of June 30, 2023, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended, and the related notes and Schedule I (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Assentsure PAC

We have served as the Company’s auditors since 2023.

The Bencoolen, Singapore

November 13, 2023

中正達會計師事務所 Centurion ZD CPA & Co. Certified Public Accountants (Practising)
Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong.
香港 紅磡 德豐街22號 海濱廣場二期 13樓1304室
Tel 電話: (852) 2126 2388 Fax 傳真: (852) 2122 9078
Email 電郵: info@czdcpa.com

To:	The board of directors and stockholders of
China Health Industries Holdings, Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Health Industries Holdings, Inc. and its subsidiaries (the “Company”) as of June 30, 2022 and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2022 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

中正達會計師事務所

Centurion ZD CPA & Co.

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

/s/ Centurion ZD CPA & Co.
Centurion ZD CPA & Co.

We have served as the Company’s auditor since 2017

Hong Kong, China

September 15, 2022

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

IN US DOLLARS

(Audited)

	June 30, 2023	June 30, 2022
ASSETS
Current assets
Cash and cash equivalents	$47,246	$44,789,999
Accounts receivable, net	-	9,567
Inventory	40,608	521,229
Other receivables, net	1,921	31,778
Advances to suppliers	198,157	214,915
Prepaid investment funds	40,682,360	-
Prepayments	-	30,004
Total current assets	$40,970,292	$45,597,492

Property, plants and equipment, net	2,727,170	3,158,021
Intangible assets, net	964,775	1,412,603
Construction in progress	420,092	579,402
Total assets	$45,082,329	$50,747,518
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	286,902	334,972
Other payables	94,293	82,323
Advances from customers	208,966	472,307
Related party debts	5,154,024	6,759,761
Wages payable	90,990	162,431
Taxes payable	137,585	133,005
Total current liabilities	$5,972,760	$7,944,799

Equity
Common stock, ($0.0001 par value per share, 300,000,000 shares authorized, 65,539,737 and 65,539,737 shares issued and outstanding as of June 30, 2023 and June 30, 2022, respectively)	6,554	6,554
Additional paid-in capital	521,987	521,987
Accumulated other comprehensive income	(2,745,558)	538,820
Statutory reserves	38,679	38,679
Retained earnings	41,287,907	41,696,679
Total stockholders’ equity	$39,109,569	$42,802,719
Total equity	$39,109,569	$42,802,719

Total liabilities and equity	$45,082,329	$50,747,518

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

IN US DOLLARS

(Audited)

	For the Year Ended
	June 30, 2023	June 30, 2022

REVENUE	$111,579	$267
COST OF GOODS SOLD	111,359	1,748
GROSS PROFIT/(LOSS)	220	(1,481)

OPERATING EXPENSES
Selling, general and administrative expenses	1,285,313	934,927
Depreciation and amortization expenses	557,508	711,515
Total operating expenses	1,842,821	1,646,442

LOSS FROM OPERATIONS	(1,842,601)	(1,647,923)

OTHER INCOME/(EXPENSES)
Interest income	113,615	157,860
Other income, net	1,320,791	1,139,746
Bank charges	(577)	(699)
Total other income, net	1,433,829	1,296,907

LOSS BEFORE INCOME TAXES	(408,772)	(351,016)
Provision for income taxes	-	(2,934)
NET LOSS	(408,772)	(353,950)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

IN US DOLLARS

(Audited) (CONTINUED)

	For the Year Ended
	June 30, 2023	June 30, 2022
Foreign currency translation adjustment	(3,284,378)	(1,617,972)
COMPREHENSIVE LOSS	$(3,693,150)	$(1,971,922)

Net (loss)/income per share:

Net loss per share Basic & diluted	$(0.0062)	$(0.0054)

Weighted average shares outstanding:
Basic & diluted	65,539,737	65,539,737

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

IN US DOLLARS

(Audited)

	Common Shares		Additional Paid-in	Retained	Statutory	Accumulated Other Comprehensive	Total Stockholders’	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Reserve	Income (loss)	Equity	Interest	Equity

Balance, June 30, 2021	65,539,737	$6,554	$521,987	42,050,629	38,679	2,156,792	44,774,641	-	44,774,641

Net loss	-	-	-	(353,950)	-	-	(353,950)	-	(353,950)
Other comprehensive loss - Translation adjustment	-	-	-	-	-	(1,617,972)	(1,617,972)	-	(1,617,972)
Balance, June 30, 2022	65,539,737	6,554	521,987	41,696,679	38,679	538,820	42,802,719	-	42,802,719

Net loss	-	-	-	(408, 772)	-	-	(408, 772)	-	(408, 772)
Other comprehensive loss - Translation adjustment	-	-	-	-	-	(3,284,378)	(3,284,378)	-	(3,284,378)
Balance, June 30, 2023	65,539,737	6,554	521,987	41,287,907	38,679	(2,745,558)	39,109,569	-	39,109,569

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

IN US DOLLARS

(Audited)

	For the Year Ended
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities
Net loss attributable to China Health Industries Holdings	$(408,772)	$(353,950)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	686,676	830,545
Provision for doubtful accounts	6,403	(9,556)
Deferred taxes gain	-	2,860
Changes in operating assets and liabilities:
Inventory	459,731	215,391
Accounts receivable	2,813	2,288,077
Other receivables	12,737	(114)
Advance to suppliers and prepaid expenses	29,278	(11,024)
Prepaid investment funds	(42,424,029)	-
Accounts payables and accrued expenses	(19,886)	(57,912)
Advance from customers and other payables	(171,488)	358,179
Amounts due to related parties	(374,064)	(1,057,059)
Wages payable	(61,577)	(48,844)
Taxes payable	(10,320)	(40,867)
Net cash provided by operating activities	$(42,272,498)	$2,115,726

Cash Flows from Investing Activities
Net cash (used in)/provided by investing activities	-	-

Cash Flows from Financing Activities
Net cash (used in)/provided by financing activities	-	-
Effect of exchange rates change on cash and cash equivalents	(2,470,255)	(1,672,471)

Net (decrease)/increase in cash and cash equivalents	(44,742,753)	443,255
Cash and cash equivalents, beginning of period	44,789,999	44,346,744
Cash and cash equivalents, end of period	$47,246	$44,789,999
Supplemental disclosure of cash flow information
Interest paid	$-	$-
Taxes paid	$-	$-
Non-cash activities:
Loan from related party for the construction of a facility	$-	$-

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

On June 27, 2023 (the “Signing Date”), Harbin Humankind Biology Technology Co., Limited (“Humankind”), a wholly owned subsidiary of China Health Industries Holdings, Inc. (“China Health”), a corporation incorporated under the laws of the State of Delaware, entered into certain equity transfer agreements (collectively, the “Agreements”) with Mr. Xin Sun and Mr. Kai Sun (collectively, the “Sellers”). Pursuant to the Agreements, the Sellers agreed to transfer to Humankind 99% and 1% of the equity interests of Heilongjiang HempCan Pharmaceuticals Co., Ltd. (“HempCan”), for a consideration of RMB292,050,000 (approximately $40,275,537) and RMB2,950,000 (approximately $406,824) respectively, totaling RMB295 million (approximately $40,682,360) (collectively, the “Purchase Prices”). The Purchase Prices shall be fully paid to Sellers within 15 business days after the Signing Date, and the Sellers shall complete certain registration procedures, such as change of equity ownership and change of business registration within 15 business days after full Purchase Prices are received. If Humankind is late in paying the Purchase Prices, a 0.1% per day late penalty on the amount of Purchase Prices that is paid late shall be paid to the Sellers. Mr. Xin Sun is China Health’s Chairman, sole director and sole executive officer and Mr. Kai Sun is Mr. Xin Sun’s younger brother.

China Health US, China Health HK, Humankind and HLJ Huimeijia are collectively referred herein to as the “Company.”

As of June 30, 2023, the Company’s corporate structure was as follows:

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

For the purpose of presenting these financial statements, the Company’s assets and liabilities with functional currency of HKD are expressed in USD at the exchange rate on the balance sheet date, which was 7.8363 and 7.8472 as of June 30, 2023 and June 30, 2022, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which was 7.8373 and 7.8049 for the years ended June 30, 2023 and 2022, respectively. For Renminbi currency, the Company’s assets and liabilities are expressed in USD at the exchange rate on the balance sheet date, which was 7.2513 and 6.6981 as of June 30, 2023 and June 30, 2022, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which was 6.9536 and 6.4554 for the years ended June 30, 2023 and 2022, respectively.

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

As of June 30, 2023, and 2022, the Company’s uninsured bank balance was mainly maintained at financial institutions located in the PRC and Hong Kong, totaled $47,246 and $44,789,999, respectively. The Company has no insured bank balance as of June 30, 2023 and 2022, respectively.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. From November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales agents, whereas the payment terms for sales agents before November 1, 2013 were thirty (30) day. As of June 30, 2023 and 2022, the balances of accounts receivable were $nil and $9,567, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. As of June 30, 2023, and 2022, the balances of allowance for doubtful accounts were $51,188 and $48,769 respectively.

Advance to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials, or service providers for services relating to construction plans for our plant, equipment and production lines for the GMP upgrading, and records these payments as advance to suppliers. The decrease in the amount of advance to suppliers is due to fluctuation of exchange rate. As a result, as of June 30, 2023, and 2022, advance to suppliers amounted to $198,157 and $214,915, respectively.

Inventory

Inventory consists of raw materials, work in progress and finished goods of manufactured products.

Inventory is stated at lower of cost or market and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other entities of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor cost and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory as well as inventory the value of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. The inventory allowance with an amount of $nil and $nil were provided for the years ended June 30, 2023, and 2022, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment,” and FASB ASC Topic 205, “Presentation of Financial Statements.” The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of June 30, 2023, and 2022, the Company has not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant judgment by management is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. Based on such evaluations, there were no impairments recorded for intangible assets for the years ended June 30, 2023 and 2022, respectively.

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

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by Management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there were no impairments recorded for construction in progress, for the years ended June 30, 2023 and June 30, 2022, respectively. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

Revenue Recognition

The Company recognizes revenue at the amount to which it expects to be entitled when control of the products or services is transferred to its customers based on any contract which has been identified. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products or services are transferred to its customers while performance obligation are identified and completed. For most of the Company’s products net sales, control transfers when products are shipped and transaction price are determined. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when control of the products or services is transferred to its customers that reflects the performance obligations are properly allocated and satisfied with transaction price determined. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience for the years ended June 30, 2023 and 2022, respectively.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 16% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 16% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. As of June 30, 2023 and June 30, 2022, VAT payables were $37,119 and $29,835, respectively.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the years ended June 30, 2023 and 2022, the Company had no potential dilutive common stock equivalents outstanding.

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

On June 27, 2023 (the “Signing Date”), Harbin Humankind Biology Technology Co., Limited (“Humankind”), a wholly owned subsidiary of China Health Industries Holdings, Inc. (“China Health”), a corporation incorporated under the laws of the State of Delaware, entered into certain equity transfer agreements (collectively, the “Agreements”) with Mr. Xin Sun and Mr. Kai Sun (collectively, the “Sellers”). Pursuant to the Agreements, the Sellers agreed to transfer to Humankind 99% and 1% of the equity interests of Heilongjiang HempCan Pharmaceuticals Co., Ltd. (“HempCan”), for a consideration of RMB292,050,000 (approximately $40,275,537) and RMB2,950,000 (approximately $406,824) respectively, totaling RMB295 million (approximately $40,682,360) (collectively, the “Purchase Prices”). The Purchase Prices shall be fully paid to Sellers within 15 business days after the Signing Date, and the Sellers shall complete certain registration procedures, such as change of equity ownership and change of business registration within 15 business days after full Purchase Prices are received. If Humankind is late in paying the Purchase Prices, a 0.1% per day late penalty on the amount of Purchase Prices that is paid late shall be paid to the Sellers. Mr. Xin Sun is China Health’s Chairman, sole director and sole executive officer and Mr. Kai Sun is Mr. Xin Sun’s younger brother.

NOTE 4 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable amounted to $nil and $9,567 net of allowance for doubtful accounts amounting to $51,188 and $48,769 as of June 30, 2023 and 2022, respectively.

NOTE 5 - INVENTORIES

Inventory consists of following:

	June 30, 2023	June 30, 2022
Raw Materials	$1,769	$213,055
Supplies and Packing Materials	-	90,303
Work-in-Progress	-	82,412
Finished Goods	575	135,459
Self-made semi finished goods	38,264	-
Total	$40,608	$521,229

The decrease in raw materials is mainly due to the destruction of expired materials and the sale of hemp seeds.The inventory allowance with an amount of $nil and $nil were provided for the years ended June 30, 2023 and 2022, respectively. The decrease in raw materials is mainly due to the destruction of expired raw materials.

NOTE 6 - CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:

	June 30, 2023	June 30, 2022
Plant - HLJ Huimeijia	$420,092	$579,402
Total	$420,092	$579,402

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for construction of the HLJ Huimeijia plant. The estimated total cost of construction was approximately $1.86 million (RMB12,800,000). As of June 30, 2023, 71.36% of construction has been completed, $1,259,608 (RMB9,133,796) has been recorded as costs of construction in progress and construction in progress at an amount of $724,409 (RMB5,252,904) has been completed and converted into property, plant and equipment.

NOTE 7 - PROPERTY, PLANTS AND EQUIPMENT

Property, plants and equipment consisted of the following:

	June 30, 2023	June 30, 2022
Building, Warehouses and Improvements	$3,768,300	$3,946,492
Machinery and Equipment	1,693,740	1,832,446
Office Equipment	72,382	78,360
Vehicles	75,117	217,808
Others	889,225	962,667
Less Accumulated Depreciation	(3,771,594)	(3,879,752)
Total	$2,727,170	$3,158,021

Depreciation expense was $332,057 and $344,919 for the years ended June 30, 2023 and 2022, respectively. Depreciation expense charged to operations was $202,889 and $344,919 for the years ended June 30, 2023 and 2022, respectively. Depreciation expense charged to cost of goods sold was $nil and $nil for the years ended June 30, 2023 and 2022, respectively.

NOTE 8 - INTANGIBLE ASSETS

The following is a summary of intangible assets:

	June 30, 2023	June 30, 2022
Land Use Rights – Humankind	$874,048	$946,237
Health Supplement Product Patents – Humankind	4,137,188	4,478,882
Pharmaceutical Patents - HLJ Huimeijia	360,511	390,285
Land Use Rights - HLJ Huimeijia	597,836	647,211
Less: Accumulated Amortization	(5,004,808)	(5,050,012)
Intangible Assets, net, Held for Continuing Operations	$964,775	$1,412,603

There is no private land ownership in PRC Enterprises and individuals can pay the government a fee to obtain the right to use a piece of land for commercial purposes or residential purposes for an initial period of 50 years or 70 years, respectively. The land use right can be sold, purchased, and exchanged in the market. The successor owner of the land use right will have the right to use the land for the time remaining on the initial period. The patent has amortized life of 10 years.

Amortization expense charged to operations was $354,619 and $485,625 for the years ended June 30, 2023 and 2022, respectively.

NOTE 9 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun consisted of the following:

	June 30, 2023	June 30, 2022
Mr. Xin Sun	$5,121,776	$6,724,850
Mr. Kai Sun	32,248	34,911
Related Party Debts, Held for Continuing Operations	$5,154,024	$6,759,761

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

United States

China Health US had no taxable income for U.S. corporate income tax purposes for the years ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and 2022, China Health US had $1,470,989 and $1,793,042 in net operating loss carry forwards available to offset future taxable income, respectively. The federal corporate net operating loss carryover is expired in 20 taxable years following the taxable year of the loss. If not utilized, the federal net operating loss for the fiscal years 2023 and 2022 in an amount of $322,053 and $223,833, respectively, will begin to expire in the years 2042 and 2041, respectively. Management believes that it is more likely than not that the benefits from these accumulated net operating losses will not be realized in the future due to the Company’s operating history and the continued losses of its U.S. operation. Accordingly, the Company has provided a full valuation allowance on the deferred tax assets under its U.S. entity.

Hong Kong

China Health Industries Holdings Limited (“China Health HK”) was incorporated in Hong Kong on July 20, 2007 and is subject to Hong Kong profits taxation on its business activities conducted in Hong Kong and income sourced in Hong Kong. As of June 30, 2023, and 2022, China Health Hong Kong had $10,646 and $11,030 in net operating loss carry forwards available to offset future taxable income, respectively. Net operating losses of Hong Kong can generally be carried forward indefinitely. The Company believes that it is more likely than not that these accumulated net operating losses will not be utilized in the future due to the fact that the Company does not have and probably will not have any business operations in HK. Therefore, the Company had provided full valuation allowance for the deferred tax assets arising from the losses in Hong Kong during the years ended June 30, 2023, and 2022, amounting $384 and $441, respectively. Accordingly, there is no net deferred tax assets under this entity.

People’s Republic of China

Under the EIT Law, the standard EIT rate is 25%. The PRC subsidiaries of the Company are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

The provision for income taxes consisted of the following for the years ended June 30, 2023 and 2022:

As of June 30, 2023, and 2022, taxes payable consists of:

	June 30, 2023	June 30, 2022
Income tax payable	$22,020	$23,839
Value-added tax payable	37,119	29,835
Other taxes payable	78,446	79,331
Total	$137,585	$133,005

A reconciliation between the Company’s actual provision for income taxes and the provision at the statutory rate is as follows:

	June 30, 2023	June 30, 2022
Pre-tax book income	$(408,772)	$(351,016)
Federal statutory rate	21%	21%
Income tax computed at U.S. federal statutory rate	(85,842)	(73,714)
Non-deductible staff welfare	-	-
Foreign rate differential	175,725	(7,874)
Change in valuation allowance	(89,883)	84,522
Total provision for income taxes	$-	$2,934

The Company’s effective tax rate was nil and 0.8% for the years ended June 30, 2023 and 2022, respectively.

The provision for income taxes on income consists of the following for the years ended June 30, 2023 and 2022:

Provision for income taxes consisted of:

	For the Years Ended
	June 30,
	2023	2022
Current provision:
Domestic	$-	$-
Foreign	-	-
Total current provision	-	-
Deferred provision:	-	-
Domestic	-	-
Foreign	-	2,934
Total deferred provision	-	2,934
Total provision for income taxes	$-	$2,934

Significant components of deferred tax assets were as follows:

	June 30, 2023	June 30, 2022
Deferred tax assets
Net operating loss carry forward	$1,007,658	$1,096,936
Allowance for doubtful accounts	(12,797)	(12,192)
Valuation allowance	(994,861)	(1,084,744)
Deferred tax assets, net	$-	$-

(b) Uncertain tax positions

There were no unrecognized tax benefits as of June 30, 2023 and 2022, respectively. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. There was no interests and penalties arising from its tax payments for the years ended June 30, 2023.

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

For the years ended June 30, 2023, and 2022, the Company does not have potential dilutive shares. The following table sets forth the computation of basic and diluted net income per share:

	For the Years Ended
	June 30,	June 30,
	2023	2022
Net loss	$(408,772)	$(353,950)

Net income/(loss) per share:
Net loss per share Basic & diluted	$(0.0062)	$(0.0054)

Weighted average shares outstanding:
Basic & diluted	65,539,737	65,539,737

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

The Company had no rental commitment as of June 30, 2023.

NOTE 13 - MAJOR SUPPLIERS AND CUSTOMERS

For the year ended June 30, 2023, the Company had five raw material suppliers,of which the largest proportion was the supplier of health products, with a purchase amount of $68,803, accounting for 97%. For the year ended June 30, 2022, the Company had no suppliers due to its being temporarily out of production.

For the year ended June 30, 2023, the Company had three customers that in aggregate accounted for 100% of the Company’s total sales, with each customer accounting for 63%, 33%, and 4%, respectively. For the year ended June 30, 2022, the Company had no customers due to the enterprise Transformation and the COVID-19 resurgence.

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

The following tables present summary information by segment for the years ended June 30, 2023 and 2022, respectively:

	For the Year Ended June 30, 2023				For the Year Ended June 30, 2022
	HLJ			Consolidated	HLJ			Consolidated
	Huimeijia	Humankind	Others	operations	Huimeijia	Humankind	Others	operations
Revenues	$-	$111,597	$-	$111,597	$267	$-	$-	$267
Cost of revenues	-	111,359	-	111,359	1,748	-	-	1,748
Gross profit (loss)	-	200	-	200	(1,481)	-	-	(1,481)
Interest income	386	113,201	28	113,615	322	157,536	2	157,860
Interest expense	-	-	-	-	-	-	-	-
Depreciation and amortization	74,972	482,536	-	557,508	60,962	650,553	-	711,515
Income tax	-	-	-	-	-	2,934	-	2,934
Net income (loss)	525,522	(611,857)	(322,437)	(408,772)	509,990	(637,666)	(226,274)	(353,950)
Total capital expenditures	-	-	-	-	-	-	-	-
Total assets	$2,178,524	$42,874,722	$29,083	$45,082,329	$2,994,826	$47,724,803	$27,889	$50,747,518

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 in Internal Control—Integrated Framework. Our management has implemented and tested our internal control over financial reporting based on these criteria and did not identify any significant deficiencies and material weaknesses as of June 30, 2023. However, based on the fact that we do not have any full-time accounting personnel who have U.S. GAAP experience, our management has considered this as a material weakness and determined that as of June 30, 2023, the internal control over financial reporting was not effective.

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

Name	Age	Position
Xin Sun	57	Chairman (sole director), Chief Executive Officer, Chief Financial Officer and Treasurer

Biography

Mr. Xin Sun, age 57, has been serving as our Chairman of Board of Directors, Chief Executive Officer and Chief Financial Officer since 2009. From 1988 to 1991, he was the Production Manager at Ha Yao Group Sanchine Medicine Joint-Stock Company Ltd. From 1991 to 1994, he was the District Director for the Northeast District of China for Pfizer Pharmaceuticals Limited. Thereafter, he spent one year as the Director of Marketing for Ha Yao Group Sanchine Medicine Joint-Stock Company Ltd. From 1996 to 2002, he was the Chief Executive Officer of a company he founded, Heilongjiang Bijie Chemical Industry Co., Ltd., which is no longer in existence. From 2003 to the present, he has been the President and Chief Executive Officer of Humankind. Mr. Sun is also President and General Manager of Huimeijia. Mr. Xin Sun attended Jia Mu Si Medical College with a major in Pharmacy from 1984 to 1988. He obtained his Masters of Business Administration from Renmin University of China in 2004. Mr. Sun attended the Doctor of Business Administration program in Business Institute of Pennsylvania since September 2018 and received a doctor’s degree in 2019.

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

Based solely on our review of the copies of such reports, we believe that, with respect to the fiscal year ended June 30, 2023, there is no triggering event for the filing of any report under Section 16(a) by our sole officer and director, or by any of the persons known to us to own more than ten percent of our common stock.

Meetings of Our Board of Directors

The Board held no meetings; however, the Board had resolved matters in written consent one time during the fiscal year ended June 30, 2023.

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

Director Compensation

We did not compensate our director for the fiscal year ended June 30, 2023. Going forward, however, we intend to implement a market-based director compensation program.

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

Directors and Officers of Humankind

The following table sets forth certain information as of June 30, 2023 concerning the directors and executive officers of Humankind:

Directors and Executive Officers	Position/Title	Age
Xin Sun	Chairman, Chief Financial Officer, Treasurer	57
Baosen Ma	President, Secretary, Director	55
Kai Sun	Director	52

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

SUMMARY COMPENSATION TABLE

(all figures in US Dollars)

						Non-Equity	Non-qualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Xin Sun, Chief Executive Officer,	2023	12,523	-	-	N/A	N/A	N/A	N/A	12,523
Chief Financial Officer	2022	9,016	-	-	N/A	N/A	N/A	N/A	9,016

Employment Agreements

We have no employment agreement with our sole principal executive officer, Mr. Xin Sun.

Equity Compensation Plan Information

The following table sets forth information regarding grants of awards and outstanding equity awards to Named Executive Officer during the year ended June 30, 2023:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than five percent of any class of voting securities, (ii) our director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of November 10, 2023.

The address of the beneficial owner listed below is Harbin Humankind Biology Technology Co. Limited, 3199-1 Longxiang Road, Songbei District, Harbin, Heilongjiang Province, PRC.

		Amount and Nature of
Title of Class	Name	Beneficial Owner	Percent of Class (1)
Common Stock	Xin Sun, Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer	20,507,188	31.3%

Common Stock	All officers and directors as a group (1 person)	20,507,188	31.3%

(1)	Based on 65,539,737 total issued and outstanding shares of the Company as of November 10, 2023. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of November 10, 2023 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

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

The amounts due to related parties are used to support the normal business operation of the Company, the related cash flows are classified as operating activities. The total amounts due to Mr. Sun were $5,121,776 and $6,724,850 as of June 30, 2023 and June 30, 2022, respectively.

There were no interested imputed on the loans for the fiscal years 2023 and 2022, respectively.

Item 14. Principal Accountant Fees and Services.

We were billed by Assentsure PAC (“Assentsure”), our independent public accountants and CENTURION ZD CPA & CO. (“Centurion”), our former independent public accountants, for the following professional services they performed for us during the fiscal year ended June 30, 2023 and 2022, as set forth in the table below:

			Audit-
		Audit	Related	Tax	Other
	Auditors	Fees	Fees	Fees	Fees
2023	Assentsure	$150,000	-	-	-
	Centurion	$48,000

2022	Centurion	$140,000	-	-	-

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

Pre-Approval Policies and Procedures

All of the services rendered to us by our independent registered public accountants were pre-approved by the Board.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:
3.1	Articles of Incorporation.		Exhibit 3.1 of the Company’s Registration Statement on Form 10-SB filed with the SEC on December 1, 2004.

3.2	By-laws.		Exhibits 3.2 of the Company’s Registration Statement on Form 10-SB filed with the SEC on December 1, 2004.

3.3	Certificate of Amendment, dated May 11, 2005.		Exhibits 3.3 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

3.4	Certificate of Amendment, dated November 12, 2008.		Exhibit 3.4 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

3.5	Certificate of Amendment, dated February 11, 2009.		Exhibit 3.5 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

4.1	Specimen of Common Stock Certificate		Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the SEC on September 29, 2014.

4.2	Description of Securities Registered Pursuant to Section 12 of the Exchange Act.		Exhibit 4.2 of the Company’s Annual Report on Form 10-K filed with the SEC on September 15, 2022.

10.1	English Translation of Land Use Agreement, dated June 7, 2004, between Harbin Humankind Biology Technology Co. Limited and Harbin City, Daochu District, Songbei Township, Jinxin Village.		Exhibit 10.3 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.2	English Translation of Cooperative Agreement, dated September 17, 2008, between Harbin Humankind Biology Technology Co. Limited and the Commercial Bureau of Qing’an County.		Exhibit 10.5 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.3	English Translation of Land Purchase Agreement, dated July 7, 2009, between Harbin Humankind Biology Technology Co. Limited and Harbin Songbei District Construction and Development Management Committee.		Exhibit 10.6 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

10.4	English Translation of Technology Transfer Agreement, dated October 12, 2007, between Harbin Humankind Biology Technology Co. Limited and Beijing Jindelikang Bio- Technology Co., Ltd.		Exhibit 10.7 of the Company’s Annual Report on Form 10-K/A filed with the SEC on November 16, 2010.

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:
10.5	English Translation of Health Food Technology Transfer Agreement, dated January 18, 2013 by and between Harbin Humankind Biology Technology Co., Limited and Guangzhou Aoda Biology Beauty Healthy Technology Co., Ltd.		Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013.

10.6	English Translation of Stock Transfer Agreement, dated April 10, 2013, by and between Stockholder of Heilongjiang Huimeijia Pharmaceuticals Co., Ltd, Liyuan Sun and Harbin Humankind Biology Technology Co., Limited. and its addendum dated June 18, 2013.		Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013.

10.7	English Translation of Stock Transfer Agreement, dated April 10, 2013, by and between Stockholder of Heilongjiang Huimeijia Pharmaceuticals Co., Ltd, Wenbin Zhang and Harbin Humankind Biology Technology Co., Limited. and its addendum dated June 18, 2013.		Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013.

10.8	English Translation of Stock Transfer Agreement dated December 24, 2014, by and among Harbin Humankind Biology Technology Co., Limited., Xin Sun, Harbin Huimeijia Medicine Company, and Xiuzheng Pharmaceutical Group Co., Ltd.		Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2014.

10.9	English Translation of the Supplementary Agreement dated February 9, 2015, by and among Harbin Humankind Biology Technology Co., Limited., Xin Sun, Harbin Huimeijia Medicine Company, and Xiuzheng Pharmaceutical Group Co., Ltd.		Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 13, 2015.

10.10	China Health Industries Holdings, Inc. 2015 Equity Incentive Plan, effective as of March 27, 2015		Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2015.

10.11	Form of the Restricted Stock Award Agreement		Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2015.

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:
21.1	List of Subsidiaries.		Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2018.

23.1	Consent of the Independent Publicly Registered Accountants	x

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

32.1	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	x

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

		By:	/s/ Xin Sun
Date:	November 13, 2023	Name:	Xin Sun
		Title:	Chief Executive Officer (principal executive officer)

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

Date: November 13, 2023