Form 10-Q
period 2023-09-30
China Health Industries Holdings, Inc.
filed 2023-11-21
CIK 1309057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2023

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

As of November 21, 2023, there were 65,539,737 shares of common stock, $0.0001 par value per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

IN US DOLLARS

	September 30, 2023 (Unaudited)	June 30, 2023 (Audited)
ASSETS

Current assets
Cash and cash equivalents	$12,468	$47,246
Accounts receivable, net	-	-
Inventory	2,330	40,608
Other receivables, net	6,172	1,921
Advances to suppliers	201,741	198,157
Prepaid investment funds	40,433,114	40,682,360
Total current assets	$40,655,825	$40,970,292

Property, plants and equipment, net	2,624,012	2,727,170
Intangible assets, net	951,467	964,775
Construction in progress	417,518	420,092
Total assets	$44,648,822	$45,082,329

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued expenses	$285,182	$286,902
Other payables	101,433	94,293
Advances from customers	164,713	208,966
Related party debts	5,161,097	5,154,024
Wages payable	103,390	90,990
Taxes payable	145,030	137,585
Total current liabilities	$5,960,845	$5,972,760

Equity
Common stock, ($0.0001 par value per share, 300,000,000 shares authorized, 65,539,737 and 65,539,737 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively)	6,554	6,554
Additional paid-in capital	521,987	521,987
Accumulated other comprehensive income	(2,984,796)	(2,745,558)
Statutory reserves	38,679	38,679
Retained earnings	41,105,553	41,287,907
Total stockholders’ equity	$38,687,977	$39,109,569

Total liabilities and equity	$44,648,822	$45,082,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
IN US DOLLARS
(UNAUDITED)

	For the Three Months Ended
	September 30, 2023	September 30, 2022

REVENUE	$38,300	$-

COST OF GOODS SOLD	38,300	-

GROSS PROFIT (LOSS)	-	-

OPERATING EXPENSES
Selling, general and administrative expenses	89,443	334,846
Depreciation and amortization expenses	94,514	155,877
Total operating expenses	183,957	490,723

LOSS FROM OPERATIONS	(183,957)	(490,723)

OTHER INCOME/(EXPENSES)
Interest income	1,804	34,483
Interest expenses	(1)	-
Bank charges	(200)	(205)
Total other income, net	1,603	34,278

LOSS BEFORE INCOME TAXES	(182,354)	(456,445)

Provision for income taxes	-	-

NET LOSS	(182,354)	(456,445)

Foreign currency translation adjustment	(239,238)	(2,510,811)

COMPREHENSIVE LOSS	$(421,592)	$(2,967,256)

Net loss per share:

Basic & diluted earnings per share	$(0.0028)	$(0.0070)

Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	65,539,737	65,539,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

IN US DOLLARS

(UNAUDITED)

	Common Shares		Additional Paid-in	Retained	Statutory	Accumulated Other Comprehensive	Total Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Reserve	Income (loss)	Equity	Interest	Equity

Balance, June 30, 2022	65,539,737	$6,554	$521,987	41,696,679	38,679	538,820	42,802,719	-	42,802,719

Net loss	-	-	-	(456,445)	-	-	(456,445)	-	(456,445)
Other comprehensive loss - Translation adjustment	-	-	-	-	-	(2,510,811)	(2,510,811)	-	(2,510,811)
Balance, September 30, 2022	65,539,737	$6,554	$521,987	$41,240,234	$38,679	$(1,971,991)	$39,835,463	$-	$39,835,463

Balance, June 30, 2023	65,539,737	6,554	521,987	41,287,907	38,679	(2,745,558)	39,109,569	-	39,109,569

Net loss	-	-	-	(182,354)	-	-	(182,354)	-	(182,354)

Other comprehensive loss - Translation adjustment	-	-	-	-	-	(239,238)	(239,238)	-	(239,238)
Balance, September 30, 2023	65,539,737	6,554	521,987	41,105,553	38,679	(2,984,796)	38,687,977	-	38,687,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

IN US DOLLARS

(UNAUDITED)

	For the Three Months Ended
	September 30,	September 30,
	2023	2022
Cash Flows from Operating Activities
Net loss from operations	$(182,354)	$(456,445)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expenses	94,514	155,877
Changes in operating assets and liabilities,
Other receivables	(4,290)	1,309
Inventory	38,300	22,518
Advances to suppliers and prepaid expenses	(4,831)	4,836
Accounts payables and accrued expenses	-	(2,387)
Advances from customers and other payables	(35,921)	1,099,342
Amounts due to related parties	38,457	(803,414)
Wages payable	13,050	(26,903)
Taxes payable	8,347	(12,267)
Net cash used in operating activities	(34,728)	(17,534)

Cash Flows from Investing Activities
Net cash (used in)/provided by investing activities	-	-

Cash Flows from Financing Activities
Net cash (used in)/provided by financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	(50)	(2,652,301)

Net decrease in cash and cash equivalents	(34,778)	(2,669,835)

Cash and cash equivalents, beginning balance	47,246	44,789,999
Cash and cash equivalents, closing balance	12,468	42,120,164

Supplemental cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest expenses	$-	$-

Non-cash activities:
Loan from related party for the construction of a facility	$-	$-

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

As of September 30, 2023, the Company’s corporate structure was as follows:

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and Management believes that the disclosures are sufficient so that the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023. These unaudited condensed consolidated financial statements include all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and the results of operations of the Company. All such adjustments are of a normal and recurring nature. The results of operations of the Company for the three months ended September 30, 2023 may not be indicative of results that may be expected for the year ended June 30, 2024.

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

Translation of Foreign Currencies

Humankind and HLJ Huimeijia maintain their books and accounting records in PRC currency “Renminbi” (“RMB”), which has been determined as the functional currency. The functional currency of China Health HK is the Hong Kong Dollar (“HKD”).

Transactions denominated in currencies other than the functional currencies are recorded at the exchange rates prevailing on the date of the transactions, as quoted by the Federal Reserve Board. Foreign currency exchange gains and losses resulting from these transactions are included in operations.

Humankind, HLJ Huimeijia and China Health Hong Kong’s financial statements are translated into the reporting currency, the United States Dollar (“USD”). Assets and liabilities of the above entities are translated at the prevailing exchange rate at each reporting period end date. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from the translation of these financial statements are reflected as accumulated other comprehensive income in shareholders’ equity and non-controlling interests.

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

As of September 30, 2023 and June 30, 2023, the Company’s uninsured bank balances were mainly maintained at financial institutions located in the PRC and Hong Kong. The uninsured bank balances were $12,468 and $47,246 as of September 30, 2023 and June 30, 2023, respectively. The Company had no insured bank balances as of September 30, 2023 and June 30, 2023.

Accounts Receivable

Accounts receivable is recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business, but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on Management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. From November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales agents. As of September 30, 2023 and June 30, 2023, the balances of accounts receivable were $nil and $nil, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts, and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. The Company has determined that an allowance of $50,874 and $51,188 was appropriate as of September 30, 2023 and June 30, 2023, respectively.

Advances to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials or to service providers for services relating to construction plans for its plants, equipment and production lines for GMP upgrading, and records these payments as advances to suppliers. As of September 30, 2023 and June 30, 2023, advances to suppliers amounted to $201,741 and $198,157 , respectively.

Inventory

Inventory consists of raw materials, work in progress, and finished goods or manufactured products.

Inventory is stated at the lower of either cost or market value and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other subsidiaries of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor costs and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory, as well as inventory the value of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. The inventory allowance in the amounts of $nil and $nil were provided for as of September 30, 2023 and June 30, 2023, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment”, and FASB ASC Topic 205, “Presentation of Financial Statements”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve Management’s estimates on asset useful life and future cash flows. Actual useful life and cash flows could be different from those estimated by Management, which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. As of September 30, 2023 and June 30, 2023, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other”. Intangible assets deemed to have indefinite life are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve Management’s estimates of asset useful life and future cash flows. Significant judgment of Management is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, the Company could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets, for the three months ended September 30, 2023 and 2022, respectively.

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

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by Management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, there was no impairments recorded for construction in progress, for the three months ended September 30, 2023 and 2022, respectively. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

Revenue Recognition

The Company recognizes revenue at the amount to which it expects to be entitled when control of the products or services is identified in any contract and transferred to its customers. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products or services are transferred to its customers while performance obligation are completed. For most of the Company’s products net sales, control transfers when products are shipped and transaction price are determined. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when control of the products or services is transferred to its customers that reflects the performance obligations are properly allocated with transaction price and satisfied in the contract. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience for the three months ended September 30, 2023 and 2022, respectively.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 16% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 16% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. As of September 30, 2023 and June 30, 2023, VAT payables were $42,606 and $37,119, respectively.

Sales-Related Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual aggregate VAT paid by the Company as taxes for the purposes of maintaining and building cities and educational facilities, which fees are included as sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. Sales-related taxes were $nil and $nil for the three months ended September 30, 2023 and 2022, respectively.

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

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the three months ended September 30, 2023 and 2022, the Company had no potential dilutive common stock equivalents outstanding.

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

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable was $nil and $nil, net of allowances for doubtful accounts amounting to $50,874 and $51,188, as of September 30, 2023 and June 30, 2023, respectively.

NOTE 4 - INVENTORY

Inventory consisted of following:

	September 30,	June 30,
	2023	2023
Raw Materials	$1,552	$1,769
Supplies and Packing Materials	-	-
Work-in-Progress	-	-
Finished Goods	778	575
Self-made semi finished goods	-	38,264
Total	$2,330	$40,608

The inventory allowance in the amounts of $nil and $nil was provided for as of September 30, 2023 and June 30, 2023, respectively.

NOTE 5 - CONSTRUCTION IN PROGRESS

Construction in progress from the continuing operations of the Company consisted of the following:

	September 30,	June 30,
	2023	2023
Plant - HLJ Huimeijia	$417,518	$420,092
Total	$417,518	$420,092

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for construction of the HLJ Huimeijia plant. The estimated total cost of construction was approximately $1.86 million (RMB12,800,000). As of September 30, 2023, 71.36% of construction has been completed, $1,251,891 (RMB 9,133,796) has been recorded as costs of construction in progress and construction in progress at an amount of $719,970 (RMB5,252,904) has been completed and converted into property, plant and equipment.

NOTE 6 - PROPERTY, PLANTS AND EQUIPMENT

Property, plants and equipment consisted of the following:

	September 30,	June 30,
	2023	2023
Building, Warehouses and Improvements	$3,745,213	$3,768,300
Machinery and Equipment	1,683,363	1,693,740
Office Equipment	63,688	72,382
Vehicles	59,284	75,117
Others	883,777	889,225
Less: Accumulated Depreciation	(3,811,313)	(3,771,594)
Total	$2,624,012	$2,727,170

Depreciation expenses was $87,064  and $38,544 for the three months ended September 30, 2023 and 2022, respectively. Depreciation expenses charged to operations was $87,064 and $38,544 for the three months ended September 30, 2023 and 2022, respectively. Depreciation expenses charged to cost of goods sold was $nil  and $nil for the three months ended September 30, 2023 and 2022, respectively.

NOTE 7 - INTANGIBLE ASSETS

The following is a summary of intangible assets from the continuing operations of the Company:

	September 30, 2023	June 30, 2023
Land Use Rights – Humankind	$868,693	$874,048
Health Supplement Product Patents – Humankind	4,111,842	4,137,188
Pharmaceutical Patents - HLJ Huimeijia	358,302	360,511
Land Use Rights - HLJ Huimeijia	594,173	597,836
Less: Accumulated Amortization	(4,981,543)	(5,004,808)
Total	$951,467	$964,775

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

Amortization expenses was $7,450 and $117,333 for the three months ended September 30, 2023 and 2022, respectively.

NOTE 8 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun, consisted of the following:

	September 30, 2023	June 30, 2023
Mr. Xin Sun	$5,129,047	$5,121,776
Mr. Kai Sun	32,050	32,248
Total	$5,161,097	$5,154,024

These loans are unsecured, non-interest bearing, and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun is a PRC citizen and a family member of Mr. Xin Sun, the CEO of the Company.

NOTE 9 - INCOME TAXES

(a) Corporate income taxes

United States

China Health US was organized in the United States. China Health US had no taxable income for US income tax purposes for the three months ended September 30, 2023 and 2022. As of September 30, 2023 China Health US had a net operating loss carry forward for United States income tax purposes. Net operating loss carry forwards are available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and the continued losses of its US entity. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the three months ended September 30, 2023 and 2022. Management reviews this valuation allowance periodically and makes adjustments accordingly.

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

The provision for income taxes of the Company consisted of the following for the three months ended September 30, 2023 and 2022:

For the Three Months Ended
September 30,
	2023	2022
Current provision:	-	-
USA	$-	$-
PRC	-	-
Total current provision	-	-
Deferred provision:	-	-
USA	-	-
PRC	-	-
Total deferred provision	-	-
Total provision for income taxes	$-	$-

Significant components of deferred tax assets of the Company were as follows:

	September 30,	June 30,
	2023	2023
Deferred tax assets
Net operating loss carry forward	$962,382	$1,007,658
Allowances for doubtful accounts	(12,719)	(12,797)
Valuation allowance	(949,663)	(994,861)
Total	$-	$-

(b) Uncertain tax positions

There were no unrecognized tax benefits as of September 30, 2023 and June 30, 2023. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the three months ended September 30, 2023 and 2022, the Company did not incur any interest or penalties arising from its tax payments.

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

For the three months ended September 30, 2023 and 2022, the Company did not have potential dilutive shares. The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended
	September 30,
	2023	2022

Net loss	$(182,354)	$(456,445)

Net loss per share:

Net loss per share basic & diluted	(0.0028)	(0.0070)

Weighted average shares outstanding:
Basic & diluted	65,539,737	65,539,737

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

The Company had no rental commitment as of September 30, 2023.

NOTE 12 - MAJOR SUPPLIERS AND CUSTOMERS

For the three months ended September 30, 2023, the Company had no suppliers primarily due to the Company merely sold its previous inventory Hemp Oil and there is no need for new procurement. For the three months ended September 30, 2022, the Company had no suppliers due to the Company being temporarily out of production.

For the three months ended September 30, 2023, the Company had one customer that in aggregate accounted for 100% of the Company’s total sales. For the three months ended September 30, 2022, the Company had no customers due to the enterprise Transformation and the COVID-19 resurgence.

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

The following table presents summary information by segment for the three months ended September 30, 2023 and 2022, respectively:

	For the Three Months Ended September 30, 2023				For the Three Months Ended September 30, 2022
	HLJ				HLJ
	Huimeijia	Humankind	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$-	$38,300	$-	$38,300	$-	$-	$-	$-
Cost of revenues	-	38,300	-	38,300	-	-	-	-
Gross profit (loss)	-	-	-	-	-	-	-	-
Interest income	4	1,793	7	1,804	304	34,173	6	34,483
Interest expense	(1)	-	-	(1)	-	-	-	-
Depreciation and amortization	47,055	47,459	-	94,514	89,158	66,719	-	155,877
Income tax	-	-	-	-	-	-	-	-
Net loss	(76,497)	(98,181)	(7,676)	(182,354)	(267,929)	(168,136)	(20,380)	(456,445)
Total capital expenditures	-	-	-	-	-	-	-	-
Total assets	$2,127,824	$42,518,054	$2,944	$44,648,822	$44,660,219	$2,870,082	$28,463	$47,558,764

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

We have developed the following products that are derived from hemp and obtained business license to manufacture and sell these products. We are selling these products since May 2018. Hemp Seed Beer, Hemp Oil, Hemp Protein Powder, Hemp Polypeptide and Collagen Peptide are sold through Humankind. Other products are sold through HLJ Huimeijia. The revenue of the Hemp Oil accounted for 100% and nil of the total revenues for the three-month periods ended September 30, 2023 and 2022, respectively.

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

Results of Operations

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

The following table summarizes the top lines of the results of our operations for the three months ended September 30, 2023 and 2022, respectively:

	September 30,	September 30,
	2023	2022	Variance	%
Revenues	$38,300	$-	$38,300	100.00%
Humankind	38,300	-	38,300	100.00%
HLJ Huimeijia	-	-	-	-
Cost of Goods Sold	$38,300	$-	$38,300	100.00%
Humankind	38,300	-	38,300	100.00%
HLJ Huimeijia	-	-	-	-
Gross Profit	$-	$-	$-	-
Humankind	-	-	-	-
HLJ Huimeijia	-	-	-	-

Revenue

Total revenues increased by $38,300 or 100.00% for the three months ended September 30, 2023, as compared to the same period in 2022. The increase in revenues was primarily due to an increase of $38,300 or 100.0% in Humankind’s revenues for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase in Humankind’s sales revenues was derived from selling Hemp oil.

Our total cost of goods sold increased by $38,300 or 100.00% for the three months ended September 30, 2023 as compared to the same period in 2022.The increase in the overall cost of sales was attributable to an increase of $38,300 or 100.0% in Humankind’s cost of sales for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase in Humankind’s cost of sales was derived from selling Hemp oil.

Our gross profit was zero for the three months ended September 30, 2023 as compared to the same period in 2022, primarily due to Humankind selling expiring Hemp oil at cost.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product lines for the three months ended September 30, 2023 and 2022 respectively:

	September 30, 2023			September 30, 2022
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Hemp Oil	3,375	$38,300	100%	-	$-	-%
Collagen Peptide	-	-	-%	-	-	-%
Hemp Polypeptide	-	-	-%	-	-	-%
Hemp Protein Powder	-	-	-%	-	-	-%
HLJ Huimeijia
Muskiness Bone Strengthener Paste	-	-	-%	-	-	-%
Dampness dispelling pain ointment	-	-	-%	-	-	-%
Refining Cream dogskin	-	-	-%	-	-	-%
Indometacin and Furazolidone Suppositories	-	-	-%	-	-	-%
ShangBiTongDing	-	-	-%	-	-	-%
Enema Glycerini	-	-	-%	-	-	-%
Essence repair liquid	-	-	-%	-	-	-%
Total	3,375	$38,300	100%	-	$-	-%

Operating Expenses

The following table summarizes our operating expenses for the three months ended September 30, 2023 and 2022, respectively:

	September 30, 2023	September 30, 2022	Variance	%
Operating Expenses
Selling, general and administrative	$89,443	$334,846	$(245,403)	(73.29)%
Depreciation and amortization	94,514	155,877	(61,363)	(39.37)%
Total Operating Expenses	$183,957	$490,723	$(306,766)	(62.51)%

Total operating expenses for the three months ended September 30, 2023 were $306,766 or 62.51% lower than those in the corresponding period in 2022. The decrease in operating expenses was primarily attributable to decrease of $245,403 or 73.29% in selling general and administrative expenses, which is mainly due to the decrease of accountant fees and legal and professional fee due to the fact that company paid related costs of approximately $167,000 in September 2022, but related expenses for the current period have not yet been paid. Also, the depreciation and amortization decreased by $61,363, which was primarily due to the full amortization of Humankind’s Health Supplement Product Patents in March 2023.

Interest Income and Interest Expense

Interest income was $1,804 for the three months ended September 30, 2023, as compared to $34,483 for the three months ended September 30, 2022. This decrease of $32,679, or 94.77% was mainly due to the decreased average balance of bank deposits in the three months ended September 30, 2023 compared with the same period in 2022.

Interest expense was $1 for the three months ended September 30, 2023, as compared to $nil for the three months ended September 30, 2022.

Income Taxes

Income taxes was $nil for the three months ended September 30, 2023, as compared to $nil for the three months ended September 30, 2022.

Net Income and Net Income Per Share

Net loss was $182,354 for the three months ended September 30, 2023, as compared to $456,445 net loss for the three months ended September 30, 2022. This decrease of $274,091 in net loss was primarily attributable to the decrease of operating expenses of $306,766.

Net loss per share was $0.0028 for the three months ended September 30, 2023 and $0.0070 net loss per share for the three months ended September 30, 2022, respectively. This decrease was primarily a result of the aforementioned decrease in net loss.

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

The following table summarizes our cash and cash equivalents positions, our working capital, and our cash flow activities as of September 30, 2023 and June 30, 2023 and for the three months ended September 30, 2023 and 2022:

	September 30, 2023	June 30, 2023
Cash and cash equivalents	$12,468	$47,246
Working capital	$34,694,980	$34,997,532
Inventories	$2,330	$40,608

	For the Three Months ended September 30,
	2023	2022
Cash provided by (used in):
Operating activities	$(34,728)	$(17,534)
Investing activities	$-	$-
Financing activities	$-	$-

For the three months ended September 30, 2023, our net decrease in cash and cash equivalents totaled $34,778, which total was comprised of net cash provided by operating activities in the amount of $(34,728) and the effect of prevailing exchange rates on our cash position of $(50).

For the three months ended September 30, 2022, our net increase in cash and cash equivalents totaled $2,669,835, which total was comprised of net cash provided by operating activities in the amount of $(17,534) and the effect of prevailing exchange rates on our cash position of $(2,652,301).

Our working capital as of September 30, 2023 was $34,694,980, compared to working capital of $34,997,532 as of June 30, 2023. This decrease of $302,552 or 0.86% was primarily attributable to the decrease of prepaid investment funds of $249,246 due to the exchange rate.

Net cash used in operating activities was $34,728 for the three months ended September 30, 2023, primarily attributable to net loss in the amount of $182,354 with adjustments of $94,514 of depreciation and amortization expenses, an increase of amounts due to related parties in the amount of $38,457,  which offset by the decrease of advance from customers in the amount of $43,279 and the decrease of inventory in the amount of $38,300. The negative effect of exchange rate changes on cash and cash equivalents in the amount of $50 for the three months ended September 30, 2023 was mainly a result of the effect of the valuation of the RMB against the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 7.2513 to 1 and 7.2960 to 1 as of June 30, 2023 and September 30, 2023, respectively, and the average exchange rate from USD to RMB was 7.2445 for the three months ended September 30, 2023.

Net cash used in operating activities was $17,534 for the three months ended September 30, 2022, primarily attributable to net loss in the amount of $456,445 with adjustments of $155,877 of depreciation and amortization expenses, a decrease of amount due to related parties in the amount of $803,414, which offset by the increase of advance from customers in the amount of $ 1,099,342. The negative effect of exchange rate changes on cash and cash equivalents in the amount of 2,652,301 for the three months ended September 30, 2022 was mainly a result of the effect of the valuation of the RMB against the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 6.6981 to 1 and 7.1135 to 1 as of June 30, 2022 and September 30, 2022, respectively, and the average exchange rate from USD to RMB was 6.8520 for the three months ended September 30, 2022.

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

Related Party Debts

We had related party debts in the amount of $5,161,097 as of September 30, 2023, as compared to $5,154,024 as of June 30, 2023, an increase of $7,073 or 0.14%. Our related party debts mainly consist of a loan from Mr. Xin Sun, the CEO of the Company. The loan is unsecured, non-interest bearing, and has no fixed terms of repayment. There was no written agreement for the loan. See Note 8.

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

There have been no material changes during the three months ended September 30, 2023 in the Company’s significant accounting policies to those previously disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2023.

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

At the conclusion of the period ended September 30, 2023, the Company carried out an evaluation, under the supervision and with the participation of Management, including the Company’s principal executive and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Company’s principal executive and principal financial officer concluded that, due to the material weakness in the Company’s internal controls over financial reporting as discussed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2023, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Changes in Internal Controls over Financial Reporting

No changes in the Company’s internal controls over financial reporting have come to Management’s attention during the quarter ended September 30, 2023 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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
Chief Financial Officer
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

Date:	November 21, 2023