Form 10-Q
period 2023-12-31
China Health Industries Holdings, Inc.
filed 2024-04-01
CIK 1309057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2023

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

As of April 1, 2024, there were 65,539,737 shares of common stock, $0.0001 par value per share, issued and outstanding.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets As of December 31, 2023 (Unaudited) and June 30, 2023 (Audited)	1

	Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income For the Three and Six Months Ended December 31, 2023 and 2022 (Unaudited)	2

	Condensed Consolidated Statements of Stockholders’ Equity For the Three and Six Months Ended December 31, 2023 and 2022 (Unaudited)	3-4

	Condensed Consolidated Statements of Cash Flows For the Six Months Ended December 31, 2023 and 2022 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements As of December 31, 2023 (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II	OTHER INFORMATION	30

Item 6.	Exhibits	30

Exhibits/Certifications		30

Signatures		31

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

IN US DOLLARS

	December 31, 2023 (Unaudited)	June 30, 2023 (Audited)
ASSETS

Current assets
Cash and cash equivalents	$15,343	$47,246
Accounts receivable, net	-	-
Inventory	2,392	40,608
Other receivables, net	5,617	1,921
Advances to suppliers	217,488	198,157
Prepayments	8,606	-
Prepaid investment funds	-	40,682,360
Total current assets	$249,446	$40,970,292

Property, plants and equipment, net	2,614,478	2,727,170
Intangible assets, net	972,294	964,775
Construction in progress	428,652	420,092
Total assets	$4,264,870	$45,082,329

LIABILITIES AND EQUITY

Current liabilities
Short term loans	$35,179	$-
Accounts payable and accrued expenses	292,990	286,902
Other payables	94,853	94,293
Advances from customers	248,469	208,966
Related party debts	5,616,682	5,154,024
Wages payable	114,756	90,990
Taxes payable	152,219	137,585
Total current liabilities	$6,555,148	$5,972,760

Equity
Common stock, ($0.0001 par value per share, 300,000,000 shares authorized, 65,539,737 and 65,539,737 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively)	6,554	6,554
Additional paid-in capital	521,987	521,987
Accumulated other comprehensive income	(2,781,639)	(2,745,558)
Statutory reserves	38,679	38,679
Merger reserve	(40,735,855)	-
Retained earnings	40,659,996	41,287,907
Total stockholders’ (deficit)/equity	$(2,290,278)	$39,109,569

Total liabilities and equity	$4,264,870	$45,082,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME
IN US DOLLARS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

REVENUE	$46	$32,650	$38,346	$32,650

COST OF GOODS SOLD	(46)	(29,645)	(38,346)	(29,645)

GROSS PROFIT	-	3,005	-	3,005

OPERATING EXPENSES
Selling, general and administrative expenses	362,613	223,473	452,056	558,319
Depreciation and amortization expenses	82,942	192,365	177,456	348,242
Total operating expenses	(445,555)	(415,838)	(629,512)	(906,561)

LOSS FROM OPERATIONS	(445,555)	(412,833)	(629,512)	(903,556)

OTHER INCOME/(EXPENSES)
Interest income	15	26,046	1,819	60,529
Interest expenses	(42)	-	(43)	-
Other income, net	490	1,316,254	490	1,316,254
Bank charges	(465)	(164)	(665)	(369)
Total other (expenses) /income, net	(2)	1,342,136	1,601	1,376,414

(LOSS)/INCOME BEFORE INCOME TAXES	(445,557)	929,303	(627,911)	472,858

Provision for income taxes	-	-	-	-

NET (LOSS)/INCOME	(445,557)	929,303	(627,911)	472,858

Foreign currency translation adjustment	203,157	1,266,416	(36,081)	(1,244,395)

COMPREHENSIVE (LOSS)/INCOME	$(242,400)	$2,195,719	$(663,992)	$(771,537)

Net (loss)/earnings per share:

Basic & diluted (loss)/earnings per share	$(0.0068)	$0.0142	$(0.0096)	$0.0072
Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	65,539,737	65,539,737	65,539,737	65,539,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022

IN US DOLLARS

(UNAUDITED)

	Common Shares		Additional Paid-in	Merger	Retained	Statutory	Accumulated Other Comprehensive	Total Stockholders’	Total
	Shares	Amount	Capital	Reserve	Earnings	Reserve	Income (loss)	Equity	Equity

Balance, June 30, 2022	65,539,737	$6,554	$521,987	$-	$41,696,679	$38,679	$538,820	$42,802,719	$42,802,719

Net loss	-	-	-	-	472,858	-	-	472,858	472,858
Other comprehensive loss - Translation adjustment	-	-	-	-	-	-	(1,244,395)	(1,244,395)	(1,244,395)
Balance, December 31, 2022	65,539,737	$6,554	$521,987	$-	$42,169,537	$38,679	$(705,575)	$42,031,182	$42,031,182

Balance, June 30, 2023	65,539,737	$6,554	$521,987	$-	$41,287,907	$38,679	$(2,745,558)	$39,109,569	$39,109,569

Net loss	-	-	-	-	(627,911)	-	-	(627,911)	(627,911)

Business Combinations under Common Control	-	-	-	(40,735,855)	-	-	-	(40,735,855)	(40,735,855)
Other comprehensive loss - Translation adjustment	-	-	-	-	-	-	(36,081)	(36,081)	(36,081)
Balance, December 31, 2023	65,539,737	6,554	$521,987	$(40,735,855)	$40,659,996	$38,679	$(2,781,639)	$(2,290,278)	$(2,290,278)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022

IN US DOLLARS

(UNAUDITED)

	Common Shares		Additional Paid-in	Merger	Retained	Statutory	Accumulated Other Comprehensive	Total Stockholders’	Total
	Shares	Amount	Capital	Reserve	Earnings	Reserve	Income (loss)	Equity	Equity

Balance, September 30, 2022	65,539,737	$6,554	$521,987	$-	$41,240,234	$38,679	$(1,971,991)	$39,835,463	$39,835,463

Net loss	-	-	-	-	929,303	-	-	929,303	929,303
Other comprehensive loss - Translation adjustment	-	-	-	-	-	-	1,266,416	1,266,416	1,266,416
Balance, December 31, 2022	65,539,737	$6,554	$521,987	$-	$42,169,537	$38,679	$(705,575)	$42,031,182	$42,031,182

Balance, September 30, 2023	65,539,737	$6,554	521,987	$-	$41,105,553	$38,679	$(2,984,796)	$38,687,977	$38,687,977

Net loss	-	-	-	-	(445,557)	-	-	(445,557)	(445,557)

Business Combinations under Common Control	-	-	-	(40,735,855)	-	-	-	(40,735,855)	(40,735,855)
Other comprehensive loss - Translation adjustment	-	-	-	-	-	-	203,157	203,157	203,157
Balance, December 31, 2023	65,539,737	$6,554	$521,987	$(40,735,855)	$40,659,996	$38,679	$(2,781,639)	$(2,290,278)	$(2,290,278)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

IN US DOLLARS

(UNAUDITED)

	For the Six Months Ended
	December 31,	December 31,
	2023	2022
Cash Flows from Operating Activities
Net (loss)/income from operations	$(627,911)	$472,858
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expenses	177,456	348,242
Reversal of doubtful accounts	(21,278)	-
Changes in operating assets and liabilities,
Accounts receivable	21,278	-
Other receivables	12,474	680
Inventory	38,346	85,730
Advances to suppliers and prepaid expenses	(22,090)	(8,940)
Accounts payables and accrued expenses	-	(2,271)
Advances from customers and other payables	27,527	(231,152)
Related party debts	327,549	(112,835)
Wages payable	20,005	(43,001)
Taxes payable	11,619	2,885
Net cash (used in)/provided by operating activities	(35,025)	512,196

Cash Flows from Investing Activities
Acquisition of subsidiary	2,853	-
Net cash provided by investing activities	2,853	-

Cash Flows from Financing Activities
Net cash (used in)/provided by financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	269	(2,132,707)

Net decrease in cash and cash equivalents	(31,903)	(1,620,511)

Cash and cash equivalents, beginning balance	47,246	44,789,999
Cash and cash equivalents, closing balance	15,343	43,169,488

Supplemental cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest expenses	$42	$-

Non-cash activities:
Purchase of property, plant and equipment	$281	$-

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

On November 22, 2013, Humankind completed the acquisition of Heilongjiang Huimeijia Pharmaceutical Co., Ltd. (“HLJ Huimeijia”) for a total purchase price of $16,339,869 (RMB100,000,000). HLJ Huimeijia was founded on October 30, 2003, and is engaged in the manufacturing and distribution of tincture, ointments, rubber paste (including hormones), topical solution, suppositories, liniment (including traditional Chinese medicine extractions), enemas and oral liquids. HLJ Huimeijia’s predecessor is Heilongjiang Xue Du Pharmaceutical Co., Ltd., which has established its brand name in the market through its supply of high quality medical products. HLJ Huimeijia is categorized as a “high and new technology” enterprise by the Science Technology Department in Heilongjiang Province. HLJ Huimeijia has 21 products which have been approved by, and have received approval numbers issued by, National Medical Products Administration, or NPMA (formerly known as the China State Food and Drug Administration, or the CFDA). In addition, HLJ Huimeijia is the holder of one patent for utility models, five patents for external design and six trademarks in China, including the Chinese brand name of “Xue Du” which has an established reputation among customers in northeastern China.

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

On February 9, 2015, the four parties entered into a supplementary agreement (the “Supplementary Agreement”) to modify the terms of the Original Agreement, pursuant to which the Equity Holders and Huimeijia (collectively the “Asset Transferors”) would sell only the 19 drug approval numbers (including the tablet, capsule, powder, mixture, oral liquid, syrup and oral solution under the 19 approval numbers; licenses including the original copies of Business License, Organization Code Certificate, Tax Registration Certificate, Drug Production Permit and GMP Certificate, and other documents and original copies related to the production and operation of the 19 drugs) (the “Assets”) to Xiuzheng Pharmacy. The Equity Holders would have retained their equity interests in Huimeijia, but would have pledged such equity interests to Xiuzheng Pharmacy until the Assets were transferred, at which time the cash consideration would have been paid by the Buyer. Total cash consideration would have been the same as under the Original Agreement, i.e., RMB8,000,000 (approximately $1,306,186) to the Asset Transferors. In the event that the Assets had failed to be transferred to the Buyer due to the fault of the Asset Transferors, the paid consideration would have been returned to the Buyer with interest accrued. If the failure of the transfer of the Assets were a result of changes in government policy or force majeure, the paid cash consideration would have been returned to the Buyer but without any interest.

On October 12, 2016, the four parties agreed to rescind the Supplementary Agreement and entered into a new supplementary agreement (the “New Supplementary Agreement”), pursuant to which the four parties agreed to execute the transfer of the equity interests based on the Original Agreement and the Equity Holders agreed to sell their respective equity interests in Huimeijia to Xiuzheng Pharmacy. The transfer of 100% of the equity interests of Huimeijia to the Buyer was for total cash consideration of RMB 8,000,000 (approximately $1,306,186) (the “Purchase Price”) to the Equity Holders. 40% of the Purchase Price was due within 10 business days after the signing of the New Supplementary Agreement; 40% of the Purchase Price was due within 10 business days after the completion of the changes in business registration described in the Original Agreement and Xiuzheng Pharmacy obtaining documents evidencing its ownership on Huimeijia; 15% of the Purchase Price is due within 10 business days after the transfer of all of the Assets is approved by Heilongjiang FDA; and 5% of the Purchase Price is due within 10 business days after all of the Assets have been transferred to Xiuzheng Pharmacy or its designee, and Humankind and Mr. Xin Sun have instructed Xiuzheng Pharmacy to complete six-batches production of all forms of the drugs included in the Assets. As of the date of this report, 80% of the Purchase Price has been paid, the Company has completed changes in its business registration, and Xiuzheng Pharmacy has obtained a business license issued by the local State Administration of Industry and Commerce in Harbin (“Harbin SAIC”) to Huimeijia, in which the ownership of Huimeijia has been recorded as held by Xiuzheng Pharmacy, with Harbin SAIC and the legal representative (a person that is authorized to take most of the corporate actions on behalf of a company under the corporate laws in China) of Huimeijia has been appointed by the Buyer.

On June 27, 2023 (the “Signing Date”), Harbin Humankind Biology Technology Co., Limited (“Humankind”), a wholly owned subsidiary of China Health Industries Holdings, Inc. (“China Health”), a corporation incorporated under the laws of the State of Delaware, entered into certain equity transfer agreements (collectively, the “Agreements”) with Mr. Xin Sun and Mr. Kai Sun (collectively, the “Sellers”). Pursuant to the Agreements, the Sellers agreed to transfer to Humankind 99% and 1% of the equity interests of Heilongjiang HempCan Pharmaceuticals Co., Ltd. (“HempCan”), for a consideration of RMB292,050,000 (approximately $41,096,180) and RMB2,950,000 (approximately $415,113) respectively, totaling RMB295 million (approximately $41,511,293) (collectively, the “Purchase Prices”). The Purchase Prices shall be fully paid to Sellers within 15 business days after the Signing Date, and the Sellers shall complete certain registration procedures, such as change of equity ownership and change of business registration within 15 business days after full Purchase Prices are received. If Humankind is late in paying the Purchase Prices, a 0.1% per day late penalty on the amount of Purchase Prices that is paid late shall be paid to the Sellers. Mr. Xin Sun is China Health’s Chairman, sole director and sole executive officer and Mr. Kai Sun is Mr. Xin Sun’s younger brother. On December 1, 2023, the Company closed the Acquisition. The transfer of the equity interests of HempCan from the Sellers to Humankind and the changes of business registration have been completed. As the consideration for the Acquisition, the Company paid the Sellers an aggregate cash consideration of RMB295 million (approximately $41,511,293) in exchange for 100% equity ownership of HempCan.

HempCan was incorporated on May 22, 2019 in accordance with PRC laws, has been engaging in Research Development, production and marketing of innovative drugs as well as medical devices and functional food. HempCan commits itself to providing an innovative treatment to patients by developing a treatment approach with combination of anticancer, immune improvement and pain relief. In addition, HempCan also cooperates with universities and individual advisors to develop new products and new technique. Currently, HempCan owns two anticancer drugs and holds the business permit to plant hemp, hemp seed growing, cannabidiol (CBD) extraction and deep processing for other hemp products.

China Health US, China Health HK, Humankind, HLJ Huimeijia and HempCan are collectively referred herein to as the “Company.”

As of December 31, 2023, the Company’s corporate structure was as follows:

China Health Industries Holdings, Inc.
(a Delaware company) ("China Health US")
100%
China Health Industries Holdings Limited
(a Hong Kong company) ("China Health HK")
Offshore
100%
Onshore
Harbin Humankind Biology Technology Co., Limited
(a PRC company) ("Humankind")
100%
100%
Heilongjiang Huimeijia
Pharmaceutical Co., Ltd.
(a PRC company) ("HLJ Huimeijia")
Heilongjiang HempCan
Pharmaceuticals Co., Ltd.
(a PRC company) ("HempCan")

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and Management believes that the disclosures are sufficient so that the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023. These unaudited condensed consolidated financial statements include all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and the results of operations of the Company. All such adjustments are of a normal and recurring nature. The results of operations of the Company for the six months ended December 31, 2023 may not be indicative of results that may be expected for the year ended June 30, 2024.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include China Health US and its four subsidiary companies, namely China Health HK, Humankind, HLJ Huimeijia and HempCan. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

On November 22, 2013 and December 1, 2023, China Health US, through its wholly owned subsidiary Humankind, completed the acquisition of HLJ Huimeijia and HempCan, respectively. HLJ Huimeijia, Humankind and HempCan were and are under the common control of Mr. Xin Sun, the CEO of China Health US, before and after the date of transfer. Humankind’s accounting policy adopted the guidance in ASC 805-50-05-5 for the transfer of net assets between entities under common control to apply an accounting method similar to the pooling-of-interests method. Under this method, the financial statements of Humankind shall report results of operations for the period in which the transfer occurs as though the transfer of net assets had occurred at the beginning of the period. Results of operations for that period will thus comprise both those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date to the end of the period. Similarly, Humankind shall present statements of financial position and other financial information as of the beginning of the period as though the assets and liabilities had been transferred at that date. Financial statements and financial information of Humankind presented for prior years shall also be retrospectively adjusted to furnish comparative information.

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” established standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company has four reportable operating segments: Humankind, HLJ Huimeijia, HempCan and Others. The segments are grouped based on the types of products provided.

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

Various inputs are considered when determining the fair value of the Company’s debt. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. These inputs are summarized in the six broad levels listed below:

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

Translation of Foreign Currencies

Humankind, HLJ Huimeijia and HempCan maintain their books and accounting records in PRC currency “Renminbi” (“RMB”), which has been determined as the functional currency. The functional currency of China Health HK is the Hong Kong Dollar (“HKD”).

Transactions denominated in currencies other than the functional currencies are recorded at the exchange rates prevailing on the date of the transactions, as quoted by the Federal Reserve Board. Foreign currency exchange gains and losses resulting from these transactions are included in operations.

Humankind, HLJ Huimeijia, HempCan and China Health Hong Kong’s financial statements are translated into the reporting currency, the United States Dollar (“USD”). Assets and liabilities of the above entities are translated at the prevailing exchange rate at each reporting period end date. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from the translation of these financial statements are reflected as accumulated other comprehensive income in shareholders’ equity and non-controlling interests.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in banks with maturities of six months or less, and all highly liquid investments which are unrestricted as to withdrawal or use and which have original maturities of six months or less at the time of purchase.

As of December 31, 2023 and June 30, 2023, the Company’s uninsured bank balances were mainly maintained at financial institutions located in the PRC and Hong Kong. The uninsured bank balances were $15,343 and $47,246 as of December 31, 2023 and June 30, 2023, respectively. The Company had no insured bank balances as of December 31, 2023 and June 30, 2023.

Accounts Receivable

Accounts receivable is recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business, but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on Management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. From November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales agents. As of December 31, 2023 and June 30, 2023, the balances of accounts receivable were $nil and $nil, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts, and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. The Company has determined that an allowance of $30,566 and $51,188 was appropriate as of December 31, 2023 and June 30, 2023, respectively.

Advances to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials or to service providers for services relating to construction plans for its plants, equipment and production lines for GMP upgrading, and records these payments as advances to suppliers. As of December 31, 2023 and June 30, 2023, advances to suppliers amounted to $217,488 and $198,157 , respectively.

Inventory

Inventory consists of raw materials, work in progress, and finished goods or manufactured products.

Inventory is stated at the lower of either cost or market value and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. The other subsidiaries of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor costs and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory, as well as inventory the value of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. The inventory allowance in the amounts of $nil and $nil were provided for as of December 31, 2023 and June 30, 2023, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment”, and FASB ASC Topic 205, “Presentation of Financial Statements”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve Management’s estimates on asset useful life and future cash flows. Actual useful life and cash flows could be different from those estimated by Management, which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. As of December 31, 2023 and June 30, 2023, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other”. Intangible assets deemed to have indefinite life are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve Management’s estimates of asset useful life and future cash flows. Significant judgment of Management is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, the Company could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets, for the six months ended December 31, 2023 and 2022, respectively.

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

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by Management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, there was no impairments recorded for construction in progress, for the six months ended December 31, 2023 and 2022, respectively. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

Revenue Recognition

The Company recognizes revenue at the amount to which it expects to be entitled when control of the products or services is identified in any contract and transferred to its customers. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products or services are transferred to its customers while performance obligation are completed. For most of the Company’s products net sales, control transfers when products are shipped and transaction price are determined. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when control of the products or services is transferred to its customers that reflects the performance obligations are properly allocated with transaction price and satisfied in the contract. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience for the six months ended December 31, 2023 and 2022, respectively.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 16% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 16% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. As of December 31, 2023 and June 30, 2023, VAT payables were $44,423 and $37,119, respectively.

Sales-Related Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual aggregate VAT paid by the Company as taxes for the purposes of maintaining and building cities and educational facilities, which fees are included as sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. Sales-related taxes were $nil and $nil for the six months ended December 31, 2023 and 2022, respectively.

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

(Loss)/Earnings Per Share

Basic (loss)/earnings per common share are computed by dividing net (loss)/earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, (loss)/diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the six months ended December 31, 2023 and 2022, the Company had no potential dilutive common stock equivalents outstanding.

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

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable was $nil and $nil, net of allowances for doubtful accounts amounting to $30,566 and $51,188, as of December 31, 2023 and June 30, 2023, respectively.

Allowance for doubtful accounts movement is as follows:

	December 31,	June 30,
	2023	2023
Beginning balance	$51,188	$48,769
Provision	1,044	7,404
Reversal	(21,666)	(4,985)
Ending balance	$30,566	$51,188

NOTE 4 - INVENTORY

Inventory consisted of following:

	December 31,	June 30,
	2023	2023
Raw Materials	$1,593	$1,769
Finished Goods	799	575
Self-made semi finished goods	-	38,264
Total	$2,392	$40,608

The inventory allowance in the amounts of $nil and $nil was provided for as of December 31, 2023 and June 30, 2023, respectively.

NOTE 5 - Prepaid investment funds

Prepaid investment funds of the Company consisted of the following:

	December 31,	June 30,
	2023	2023
Prepaid investment funds	$-	$40,682,360
Total	$-	$40,682,360

The Company’s Prepaid investment funds in the amounts of $40,682,360 was paid to the Sellers. Mr. Xin Sun and Kai Sun as of June 30, 2023.

The Company have engaged a third-party valuation company to assist us with valuation of the HempCan’s assets and liabilities. The detailed valuation necessary to estimate the fair value of the assets acquired and liabilities assumed accordingly, according to the investigation by the assessors, it is believed that the unit market situation, industry conditions, customer network, business development strategy, and other data of HempCan are clear. The value of this aspect is difficult to manifest in the asset-based approach and market approach. Therefore, in conjunction with the purpose of this assessment and the characteristics of the assessed entity, the total equity value of the evaluated unit company’s shareholders included in the assessment scope is assessed using the income approach, accordingly, the assessed value of the total equity of shareholders of HempCan is RMB320,007,500 (approximately $44,172,476).

Through amiable negotiation, the Purchase Price, as provided in the Agreements, provides for the Sellers RMB295 million (approximately $40,682,360) in cash consideration.

Cash- Xin Sun	$40,275,537
Cash-Kai Sun	406,824
Total consideration	$40,682,360

NOTE 6 - CONSTRUCTION IN PROGRESS

Construction in progress from the continuing operations of the Company consisted of the following:

	December 31,	June 30,
	2023	2023
Plant - HLJ Huimeijia	$428,652	$420,092
Total	$428,652	$420,092

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for construction of the HLJ Huimeijia plant. The estimated total cost of construction was approximately $1.86 million (RMB12,800,000). As of December 31, 2023, 71.36% of construction has been completed, $1,285,273 (RMB 9,133,796) has been recorded as costs of construction in progress and construction in progress at an amount of $739,169 (RMB5,252,904) has been completed and converted into property, plant and equipment. The Company will do an assessment for impairment at year end then.

NOTE 7 - PROPERTY, PLANTS AND EQUIPMENT

Property, plants and equipment consisted of the following:

	December 31,	June 30,
	2023	2023
Building, Warehouses and Improvements	$3,845,082	$3,768,300
Machinery and Equipment	1,716,353	1,693,740
Office Equipment	65,067	72,382
Vehicles	60,865	75,117
Others	907,344	889,225
Less: Accumulated Depreciation	(3,980,233)	(3,771,594)
Total	$2,614,478	$2,727,170

Depreciation expenses was $165,534 and $117,841 for the six months ended December 31, 2023 and 2022, respectively. Depreciation expenses charged to operations was $165,534 and $117,841 for the six months ended December 31, 2023 and 2022, respectively. Depreciation expenses charged to cost of goods sold was $nil  and $nil for the six months ended December 31, 2023 and 2022, respectively.

NOTE 8 - INTANGIBLE ASSETS

The following is a summary of intangible assets from the continuing operations of the Company:

	December 31, 2023	June 30, 2023
Land Use Rights – Humankind	$891,857	$874,048
Health Supplement Product Patents – Humankind	4,221,487	4,137,188
Pharmaceutical Patents - HLJ Huimeijia	367,857	360,511
Land Use Rights - HLJ Huimeijia	610,017	597,836
Less: Accumulated Amortization	(5,118,924)	(5,004,808)
Total	$972,294	$964,775

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

Amortization expenses was $11,923 and $230,401 for the six months ended December 31, 2023 and 2022, respectively.

NOTE 9 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun, consisted of the following:

	December 31, 2023	June 30, 2023
Mr. Xin Sun	$5,583,777	$5,121,776
Mr. Kai Sun	32,905	32,248
Total	$5,616,682	$5,154,024

These loans are unsecured, non-interest bearing, and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun is a PRC citizen and a family member of Mr. Xin Sun, the CEO of the Company.

NOTE 10 - INCOME TAXES

(a) Corporate income taxes

United States

China Health US was organized in the United States. China Health US had no taxable income for US income tax purposes for the six months ended December 31, 2023 and 2022. As of December 31, 2023, China Health US had a net operating loss carry forward for United States income tax purposes. Net operating loss carry forwards are available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and the continued losses of its US entity. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the six months ended December 31, 2023 and 2022. Management reviews this valuation allowance periodically and makes adjustments accordingly.

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

The provision for income taxes of the Company consisted of the following for the three and six months ended December 31, 2023 and 2022:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Current provision:	-	-	-	-
USA	$-	$-	$-	$-
PRC	-	-	-	-
Total current provision	-	-	-	-
Deferred provision:	-	-	-	-
USA	-	-	-	-
PRC	-	-	-	-
Total deferred provision	-	-	-	-
Total provision for income taxes	$-	$-	$-	$-

Significant components of deferred tax assets of the Company were as follows:

	December 31,	June 30,
	2023	2023
Deferred tax assets
Net operating loss carry forward	$862,615	$1,007,658
Allowances for doubtful accounts	(7,642)	(12,797)
Valuation allowance	(854,973)	(994,861)
Total	$-	$-

The tax payable consisted of the following:

	December 31,	June 30,
	2023	2023

VAT payable	$44,423	$37,119
Income tax payable	22,469	22,020
Other tax payable	85,327	78,446
Total	$152,219	$137,585

(b) Uncertain tax positions

There were no unrecognized tax benefits as of December 31, 2023 and June 30, 2023. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the six months ended December 31, 2023 and 2022, the Company did not incur any interest or penalties arising from its tax payments.

NOTE 11 - (LOSS)/EARNINGS PER SHARE

Basic (loss)/earnings per common share is computed by dividing net (loss)/earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted (loss)/earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants.

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

For the six months ended December 31, 2023 and 2022, the Company did not have potential dilutive shares. The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

Net (loss)/income	$(445,557)	$929,303	$(627,911)	$472,858

Net (loss)/income per share:

Net (loss)/income share basic & diluted	(0.0068)	0.0142	(0.0096)	0.0072

Weighted average shares outstanding:
Basic & diluted	65,539,737	65,539,737	65,539,737	65,539,737

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

The Company had no rental commitment as of December 31, 2023.

NOTE 13 - MAJOR SUPPLIERS AND CUSTOMERS

For the six months ended December 31, 2023, the Company had no suppliers primarily due to the Company merely sold its previous inventory Hemp Oil and there is no need for new procurement. For the six months ended December 31, 2022, the Company had only one supplier that in the aggregate accounted for 100%.

For the six months ended December 31, 2023, the Company had one customer that in aggregate accounted for 100% of the Company’s total sales. For the six months ended December 31, 2022, the Company had only one customer that in the aggregate accounted for 100% of the Company’s total sales.

NOTE 14 - SEGMENT REPORTING

The Company is organized into the following four main business segments based on the types of products being provided to customers: HLJ Huimeijia, Humankind, HempCan and “Others”. Each of the four aforementioned operating segments has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including information regarding revenue, gross margin, operating income, and net income, from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income (loss) by segment. The Company do not report geographical information due to only has one office address.

The following table presents summary information by segment for the three and six months ended December 31, 2023 and 2022, respectively:

	For the Three Months Ended December 31, 2023					For the Three Months Ended December 31, 2022
	HLJ					HLJ
	Huimeijia	Humankind	HempCan	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$-	$46	$-	$-	$46	$-	$32,650	$-	$32,650
Cost of revenues	-	46	-	-	46	-	29,645	-	29,645
Gross profit	-	-	-	-	-	-	3,005	-	3,005
Interest income	5	4	2	4	15	57	25,982	7	26,046
Interest expense	(42)	-	-	-	(42)	-	-	-	-
Depreciation and amortization	43,986	38,956	-	-	82,942	44,391	147,974	-	192,365
Income tax		-	-	-	-	-	-	-	-
Net (loss)/income	(88,948)	(75,312)	(35,940)	(245,357)	(445,557)	1,132,949	(26,406)	(177,240)	929,303
Total capital expenditures	-	-	-	-	-	-	-	-	-
Total assets	$2,147,962	$2,108,361	$5,864	$2,683	$4,264,870	$2,686,549	$45,819,182	$28,370	$48,534,101

	For the Six Months Ended December 31, 2023					For the Six Months Ended December 31, 2022
	HLJ					HLJ
	Huimeijia	Humankind	HempCan	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$-	$38,346	$-	$-	$38,346	$-	$32,650	$-	$32,650
Cost of revenues	-	38,346	-	-	38,346	-	29,645	-	29,645
Gross profit	-	-	-	-	-	-	3,005	-	3,005
Interest income	9	1,797	2	11	1,819	361	60,155	13	60,529
Interest expense	(43)	-	-	-	(43)	-	-	-	-
Depreciation and amortization	91,041	86,415	-	-	177,456	111,110	237,132	-	348,242
Income tax		-	-	-	-	-	-	-	-
Net (loss)/income	(165,445)	(173,493)	(35,940)	(253,033)	(627,911)	964,813	(294,335)	(197,620)	472,858
Total capital expenditures	-	-	-	-	-	-	-	-	-
Total assets	$2,147,962	$2,108,361	$5,864	$2,683	$4,264,870	$2,686,549	$45,819,182	$28,370	$48,534,101

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

Except as otherwise indicated by the context, references in this report to “we”, “us”, “our”, “the Registrant”, “our Company”, or “the Company” are to China Health Industries Holdings, Inc., a Delaware corporation, China Health Industries Holdings Limited, a limited liability company incorporated under the laws of Hong Kong, its wholly owned subsidiary in China, Harbin Humankind Biology Technology Co. Limited (“Humankind”), and indirect wholly owned subsidiary, Heilongjiang Huimeijia Pharmaceutical Co., Ltd. (“HLJ Huimeijia”) and indirect wholly owned subsidiary, Heilongjiang HempCan Pharmaceuticals Co., Ltd. (“HempCan”). Unless the context otherwise requires, all references to (i) the “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iii) “RMB” are to Renminbi Yuan of China; (iv) “Securities Act” are to the Securities Act of 1933, as amended; and (v) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Business Overview

Our principal business operations are conducted through our wholly-owned subsidiaries, Humankind, HLJ Huimeijia and HempCan.

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

We have developed the following products that are derived from hemp and obtained business license to manufacture and sell these products. We are selling these products since May 2018. Hemp Seed Beer, Hemp Oil, Hemp Protein Powder, Hemp Polypeptide and Collagen Peptide are sold through Humankind and HempCan. Other products are sold through HLJ Huimeijia.The revenue of the Hemp Oil accounted for 100% and the Hemp Seed Beer accounted for 100.00% of the total revenues for the six-month periods ended December 31, 2023 and 2022, respectively.

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

Results of Operations

Three months ended December 31, 2023 compared to the three months ended December 31, 2022

The following table summarizes the top lines of the results of our operations for the three months ended December 31, 2023 and 2022, respectively:

	December 31,	December 31,
	2023	2022	Variance	%
Revenues	$46	$32,650	$(32,604)	(99.86)%
Humankind	46	32,650	(32,604)	(99.86)%
HLJ Huimeijia	-	-	-	-
Cost of Goods Sold	$46	$29,645	$(29,599)	(99.84)%
Humankind	46	29,645	(29,599)	(99.84)%
HLJ Huimeijia	-	-	-	-
Gross Profit	$-	$3,005	$(3,005)	(100.00)%
Humankind	-	3,005	(3,005)	(100.00)%
HLJ Huimeijia	-	-	-	-

Revenue

Total revenues decreased by $32,604 or 99.86% for the three months ended December 31, 2023, as compared to the same period in 2022. The decrease in revenues was primarily due to an decrease of $32,604 or 99.86% in Humankind’s revenues for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022. The decrease in Humankind’s sales revenues was primarily due to Humankind’s enterprise transformation, sales were not smooth because of factory shut down.

Our total cost of goods sold decreased by $29,599 or 99.84% for the three months ended December 31, 2023 as compared to the same period in 2022. The decrease in the overall cost of sales was attributable to an decrease of $29,599 or 99.84% in Humankind’s cost of sales for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022. This decrease was mainly due to Humankind’s enterprise Transformation, sales were not smooth because of factory shut down.

Our gross margin decreased by $3,005 or 100.00%for the three months ended December 31,2023 as compared to the same period in 2022. This change was consistent with the change of sales and costs in Humankind. The decrease in gross profit was primarily due to the enterprise transformation and Humankind was temporarily out of production.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product lines for the three months ended December 31, 2023 and 2022 respectively:

	December 31, 2023			December 31, 2022
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Hemp Oil	-	$-	-%	-	$-	-%
Collagen Peptide	-	-	-%	-	-	-%
Hemp Polypeptide	-	-	-%	-	-	-%
Hemp Protein Powder	-	-	-%	-	-	-%
Hemp Seed Beer	-	-	-%	6,456	32,650	100.00%
HLJ Huimeijia
Muskiness Bone Strengthener Paste	-	-	-%	-	-	-%
Dampness dispelling pain ointment	-	-	-%	-	-	-%
Refining Cream dogskin	-	-	-%	-	-	-%
Indometacin and Furazolidone Suppositories	-	-	-%	-	-	-%
ShangBiTongDing	-	-	-%	-	-	-%
Enema Glycerini	-	-	-%	-	-	-%
Essence repair liquid	-	-	-%	-	-	-%
Total	-	$-	-%	6,456	$32,650	100.00%

Operating Expenses

The following table summarizes our operating expenses for the three months ended December 31, 2023 and 2022, respectively:

	December 31, 2023	December 31, 2022	Variance	%
Operating Expenses
Selling, general and administrative	$362,613	$223,473	$139,140	62.26%
Depreciation and amortization	82,942	192,365	(109,423)	(56.88)%
Total Operating Expenses	$445,555	$415,838	$29,717	7.15%

Total operating expenses for the three months ended December 31, 2023 were $29,717 or 7.15% lower than those in the corresponding period in 2022. The decrease in operating expenses was primarily attributable to decrease of $139,140 or 62.26% in selling general and administrative expenses, which is mainly due to the increase of accountant fees and legal and professional fee due to the fact that company paid related costs of approximately $200,823 in December 2023. Also, the depreciation and amortization decreased by $109,423, which was primarily due to the full amortization of Humankind’s Health Supplement Product Patents in March 2023.

Interest Income and Interest Expense

Interest income was $15 for the three months ended December 31, 2023, as compared to $26,046 for the three months ended December 31, 2022. This decrease of $26,031, or 99.94% was mainly due to the decreased average balance of bank deposits compared with the same period of 2023 with 2022.

Interest expense was $42 for the three months ended December 31, 2023, as compared to $nil for the three months ended December 31, 2022.

Income Taxes

Income taxes was $nil for the three months ended December 31, 2023, as compared to $nil for the three months ended December 31, 2022.

Net (Loss)/Income and Net (Loss)/Income Per Share

Net loss was $445,557 for the three months ended December 31, 2023, as compared to $929,303 net income for the three months ended December 31, 2022. This increase of $1,374,860 in net loss was primarily attributable to the decrease of other income, net of $1,315,764.

Net loss per share was $0.0068 for the three months ended December 31, 2023 and $0.0142 net income per share for the three months ended December 31, 2022, respectively. This decrease was primarily a result of the aforementioned decrease in net loss.

Six months ended December 31, 2023 compared to the six months ended December 31, 2022

The following table summarizes the top lines of the results of our operations for the six months ended December 31, 2023 and 2022, respectively:

	December 31,	December 31,
	2023	2022	Variance	%
Revenues	$38,346	$32,650	$5,696	17.45%
Humankind	38,346	32,650	5,696	17.45%
HLJ Huimeijia	-	-	-	-
Cost of Goods Sold	$38,346	$29,645	$8,701	29.35%
Humankind	38,346	29,645	8,701	29.35%
HLJ Huimeijia	-	-	-	-
Gross Profit	$-	$3,005	$(3,005)	(100.00)%
Humankind	-	3,005	(3,005)	(100.00)%
HLJ Huimeijia	-	-	-	-

Revenue

Total revenues increased by $5,696 or 17.45% for the six months ended December 31, 2023, as compared to the same period in 2022. The increase in revenues was primarily due to an increase of $5,696 or 17.45% in Humankind’s revenues for the six months ended December 31, 2023 as compared to the six months ended December 31, 2022. The increase in Humankind’s sales revenues was derived from selling Hemp oil.

Our total cost of goods sold increased by $8,701 or 29.35% for the six months ended December 31, 2023 as compared to the same period in 2022.The increase in the overall cost of sales was attributable to an increase of $8,701 or 29.35% in Humankind’s cost of sales for the six months ended December 31, 2023 as compared to the six months ended December 31, 2022. The increase in Humankind’s cost of sales was derived from selling Hemp oil.

Our gross profit was Nil for the six months ended December 31, 2023 as compared to the same period in 2022, primarily due to Humankind selling expiring Hemp oil at cost.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product lines for the six months ended December 31, 2023 and 2022 respectively:

	December 31, 2023			December 31, 2022
	Quantity		% of	Quantity		% of
	(Unit)	Sales US$	Sales	(Unit)	Sales US$	Sales
Humankind
Hemp Oil	3,375	$38,346	100%	-	$-	-%
Collagen Peptide	-	-	-%	-	-	-%
Hemp Polypeptide	-	-	-%	-	-	-%
Hemp Protein Powder	-	-	-%	-	-	-%
Hemp Seed Beer	-	-	-%	6,456	32,650	100.00%
HLJ Huimeijia
Muskiness Bone Strengthener Paste	-	-	-%	-	-	-%
Dampness dispelling pain ointment	-	-	-%	-	-	-%
Refining Cream dogskin	-	-	-%	-	-	-%
Indometacin and Furazolidone Suppositories	-	-	-%	-	-	-%
ShangBiTongDing	-	-	-%	-	-	-%
Enema Glycerini	-	-	-%	-	-	-%
Essence repair liquid	-	-	-%	-	-	-%
Total	3,375	$38,346	100%	6,456	$32,650	100.00%

Operating Expenses

The following table summarizes our operating expenses for the six months ended December 31, 2023 and 2022, respectively:

	December 31, 2023	December 31, 2022	Variance	%
Operating Expenses
Selling, general and administrative	$452,056	$558,319	$(106,263)	(19.03)%
Depreciation and amortization	177,456	348,242	(170,786)	(49.04)%
Total Operating Expenses	$629,512	$906,561	$(277,049)	(30.56)%

Total operating expenses for the six months ended December 31, 2023 were $277,049 or 30.56% lower than those in the corresponding period in 2022. The decrease in operating expenses was primarily attributable to decrease of $106,263 or 19.03% in selling general and administrative expenses, which is mainly due to the decrease in expired destruction of inventory and non-production expense. Also, the depreciation and amortization decreased by $170,786, which was primarily due to the full amortization of Humankind’s Health Supplement Product Patents in March 2023.

Interest Income and Interest Expense

Interest income was $1,819 for the six months ended December 31, 2023, as compared to $60,529 for the six months ended December 31, 2022. This decrease of $58,710, or 96.99% was mainly due to the decreased average balance of bank deposits compared with the same period of 2023 with 2022.

Interest expense was $43 for the six months ended December 31, 2023, as compared to $nil for the six months ended December 31, 2022.

Income Taxes

Income taxes was $nil for the six months ended December 31, 2023, as compared to $nil for the six months ended December 31, 2022.

Net (Loss)/Income and Net (Loss)/Income Per Share

Net loss was $627,911 for the six months ended December 31, 2023, as compared to $472,858 net income for the six months ended December 31, 2022. This increase of $1,100,769 in net loss was primarily attributable to the decrease of other income, net of $1,315,764 and operating expenses of $277,049.

Net loss per share was $0.0096 for the six months ended December 31, 2023 and $0.0072 net income per share for the six months ended December 31, 2022, respectively. This decrease was primarily a result of the aforementioned decrease in net loss.

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

The following table summarizes our cash and cash equivalents positions, our working capital, and our cash flow activities as of December 31, 2023 and June 30, 2023 and for the six months ended December 31, 2023 and 2022:

	December 31, 2023	June 30, 2023
Cash and cash equivalents	$15,343	$47,246
Working capital	$(6,305,702)	$34,997,532
Inventories	$2,392	$40,608

	For the Six Months ended December 31,
	2023	2022
Cash (used in)/provided by :
Operating activities	$(35,025)	$512,196
Investing activities	$2,853	$-
Financing activities	$-	$-

For the six months ended December 31, 2023, our net decrease in cash and cash equivalents totaled $31,903, which total was comprised of net cash used in operating activities in the amount of $35,025 and the effect of prevailing exchange rates on our cash position of $269.

For the six months ended December 31, 2022, our net decrease in cash and cash equivalents totaled $1,620,511, which total was comprised of net cash provided by operating activities in the amount of $512,196 and the negative effect of prevailing exchange rates on our cash position of $2,132,707.

Our working capital at December 31, 2023 was $(6,305,702), compared to working capital of $34,997,532 at June 30, 2023. This decrease of $41,303,234 or 118.02% was primarily attributable to the decrease of prepaid investment funds of $40,682,360 due to Offsetting the consideration paid for the acquisition of HempCan.

Net cash used in operating activities was $35,025 for the six months ended December 31, 2023, primarily attributable to net loss in the amount of $627,911 with adjustments of $177,475 of depreciation and amortization expenses, an increase of amounts due to related parties in the amount of $440,385 and an increase of advance from customers in the amount of $315,722. The positive effect of exchange rate changes on cash and cash equivalents in the amount of $269 for the six months ended December 31, 2023 was mainly a result of the effect of the valuation of the RMB against the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 7.2513 to 1 and 7.1065 to 1 as of June 30, 2023 and December 31, 2023, respectively, and the average exchange rate from USD to RMB was 7.2358 for the six months ended December 31, 2023.

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

Net cash used in investing activities was $2,853 for the six months ended December 31, 2023, primarily attributable to the acquisition of the subsidiary formed HempCan.

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

Related Party Debts

We had related party debts in the amount of $5,616,682 as of December 31, 2023, as compared to $5,154,024 as of June 30, 2023, an increase of $462,658 or 8.98%. Our related party debts mainly consist of a loan from Mr. Xin Sun, the CEO of the Company. The loan is unsecured, non-interest bearing, and has no fixed terms of repayment. There was no written agreement for the loan. See Note 9.

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

There have been no material changes during the six months ended December 31, 2023 in the Company’s significant accounting policies to those previously disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2023.

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

At the conclusion of the period ended December 31, 2023, the Company carried out an evaluation, under the supervision and with the participation of Management, including the Company’s principal executive and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Company’s principal executive and principal financial officer concluded that, due to the material weakness in the Company’s internal controls over financial reporting as discussed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2023, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Changes in Internal Controls over Financial Reporting

No changes in the Company’s internal controls over financial reporting have come to Management’s attention during the quarter ended December 31, 2023 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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
Chief Financial Officer
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

Date:	April 1, 2024