Form 10-Q
period 2024-03-31
China Health Industries Holdings, Inc.
filed 2024-06-26
CIK 1309057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2024

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

As of June 26, 2024, there were 65,539,737 shares of common stock, $0.0001 par value per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (Unaudited)	June 30, 2023 (Audited)
ASSETS

Current assets
Cash and cash equivalents	$18,100	$47,246
Accounts receivable, net	-	-
Inventory	2,354	40,608
Other receivables, net	3,432	1,921
Advances to suppliers	222,370	198,157
Prepayments	2,030	-
Prepaid investment funds	-	40,682,360
Total current assets	$248,286	$40,970,292

Property, plants and equipment, net	2,496,580	2,727,170
Intangible assets, net	964,385	964,775
Construction in progress	421,896	420,092
Total assets	$4,131,147	$45,082,329

LIABILITIES AND EQUITY

Current liabilities
Short term loans	$34,625	$-
Accounts payable and accrued expenses	288,462	286,902
Other payables	94,273	94,293
Advances from customers	344,272	208,966
Related party debts	5,503,236	5,154,024
Wages payable	112,854	90,990
Taxes payable	151,581	137,585
Total current liabilities	$6,529,303	$5,972,760

Equity
Common stock, ($0.0001 par value per share, 300,000,000 shares authorized, 65,539,737 and 65,539,737 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively)	6,554	6,554
Additional paid-in capital	521,987	521,987
Accumulated other comprehensive loss	(2,746,765)	(2,745,558)
Statutory reserves	38,679	38,679
Merger reserve	(40,735,855)	-
Retained earnings	40,517,244	41,287,907
Total stockholders’ (deficit)/equity	$(2,398,156)	$39,109,569
Total liabilities and equity	$4,131,147	$45,082,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023

REVENUE	$87	$21,416	$38,433	$54,066

COST OF GOODS SOLD	(87)	(19,083)	(38,433)	(48,728)

GROSS PROFIT	-	2,333	-	5,338

OPERATING EXPENSES
Selling, general and administrative expenses	72,563	152,627	524,619	710,946
Depreciation and amortization expenses	69,693	179,171	247,149	527,413
Total operating expenses	(142,256)	(331,798)	(771,768)	(1,238,359)

LOSS- FROM OPERATIONS	(142,256)	(329,465)	(771,768)	(1,233,021)

OTHER INCOME/(EXPENSES)
Interest income	12	26,847	1,831	87,376
Interest expense	(7)	-	(50)	-
Other income, net	1	12,426	491	1,328,680
Bank charges	(502)	(96)	(1,167)	(465)
Total other (expenses) /income, net	(496)	39,177	1,105	1,415,591

(LOSS)/INCOME BEFORE INCOME TAXES	(142,752)	(290,288)	(770,663)	182,570

Provision for income taxes	-	-	-	-

NET (LOSS)/INCOME	(142,752)	(290,288)	(770,663)	182,570

Foreign currency translation gain/ (loss)	34,874	177,887	(1,207)	(1,066,508)

COMPREHENSIVE LOSS	(107,878)	(112,401)	(771,870)	(883,938)
Basic & diluted (loss)/earnings per share	$(0.0022)	$(0.0044)	$(0.0118)	$0.0028
Weighted average shares outstanding:
Basic & diluted weighted average shares outstanding	65,539,737	65,539,737	65,539,737	65,539,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Common Shares		Additional Paid-in	Merger	Retained	Statutory	Accumulated Other Comprehensive	Total Stockholders’	Total
	Shares	Amount	Capital	Reserve	Earnings	Reserve	Income (loss)	Equity	Equity

Balance, June 30, 2022	65,539,737	$6,554	$521,987	$-	$41,696,679	$38,679	$538,820	$42,802,719	$42,802,719

Net loss	-	-	-	-	182,570	-	-	182,570	182,570
Other comprehensive loss - Translation adjustment	-	-	-	-	-	-	(1,066,508)	(1,066,508)	(1,066,508)
Balance, March 31, 2023	65,539,737	$6,554	$521,987	$-	$41,879,249	$38,679	$(527,688)	$41,918,781	$41,918,781

Balance, June 30, 2023	65,539,737	$6,554	$521,987	$-	$41,287,907	$38,679	$(2,745,558)	$39,109,569	$39,109,569

Net loss	-	-	-	-	(770,663)	-	-	(770,663)	(770,663)

Business Combinations under Common Control	-	-	-	(40,735,855)	-	-	-	(40,735,855)	(40,735,855)
Other comprehensive loss - Translation adjustment	-	-	-	-	-	-	(1,207)	(1,207)	(1,207)
Balance, March 31, 2024	65,539,737	6,554	$521,987	$(40,735,855)	$40,517,244	$38,679	$(2,746,765)	$(2,398,156)	$(2,398,156)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Common Shares		Additional Paid-in	Merger	Retained	Statutory	Accumulated Other Comprehensive	Total Stockholders’	Total
	Shares	Amount	Capital	Reserve	Earnings	Reserve	Income (loss)	Equity	Equity

Balance, December 31, 2022	65,539,737	$6,554	$521,987	$-	$42,169,537	$38,679	$(705,575)	$42,031,182	$42,031,182

Net loss	-	-	-	-	(290,288)	-	-	(290,288)	(290,288)
Other comprehensive loss - Translation adjustment	-	-	-	-	-	-	177,887	177,887	177,887
Balance, March 31, 2023	65,539,737	$6,554	$521,987	$-	$41,879,249	$38,679	$(527,688)	$41,918,781	$41,918,781

Balance, December 31, 2023	65,539,737	$6,554	$521,987	$(40,735,855)	$40,659,996	$38,679	$(2,781,639)	$(2,290,278)	$(2,290,278)

Net loss	-	-	-	-	(142,752)	-	-	(142,752)	(142,752)
Other comprehensive loss - Translation adjustment	-	-	-	-	-	-	34,874	34,874	34,874
Balance, March 31, 2024	65,539,737	6,554	$521,987	$(40,735,855)	$40,517,244	$38,679	$(2,746,765)	$(2,398,156)	$(2,398,156)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HEALTH INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	March 31,	March 31,
	2024	2023
Cash Flows from Operating Activities
Net (loss)/income from operations	$(770,663)	$182,570
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expenses	247,149	527,413
Reversal of doubtful accounts	(21,327)	-
Changes in operating assets and liabilities,
Accounts receivable	21,327	-
Other receivables	14,599	2,117
Inventory	38,433	108,165
Advances to suppliers and prepaid expenses	(24,010)	13,109
Accounts payables and accrued expenses	-	(17,633)
Advances from customers and other payables	127,322	(242,894)
Amounts due to related parties	302,118	(41,682)
Wages payable	19,959	(46,571)
Taxes payable	13,407	5,202
Net cash (used in)/provided by operating activities	(31,686)	489,796

Cash Flows from Investing Activities
Acquisition of subsidiary	2,460	-
Net cash provided by investing activities	2,460	-
Cash Flows from Financing Activities
Proceeds from related party debts	-	-
Net cash (used in)/provided by financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	80	(1,943,153)

Net decrease in cash and cash equivalents	(29,146)	(1,453,357)

Cash and cash equivalents, beginning balance	47,246	44,789,999

Cash and cash equivalents, closing balance	18,100	43,336,642

Supplemental cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest expenses	$42	$-

Non-cash activities:
Purchase of property, plant and equipment	$281	$-

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

As of March 31, 2024, the Company’s corporate structure was as follows:

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and Management believes that the disclosures are sufficient so that the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023. These unaudited condensed consolidated financial statements include all adjustments which, in the opinion of Management, are necessary for a fair presentation of the financial position and the results of operations of the Company. All such adjustments are of normal and recurring nature. The results of operations of the Company for the nine months ended March 31, 2024 may not be indicative of results that may be expected for the year ended June 30, 2024.

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

As of March 31, 2024 and June 30, 2023, the Company’s uninsured bank balances were mainly maintained at financial institutions located in the PRC and Hong Kong. The uninsured bank balances were $18,100 and $47,246 as of March 31, 2024 and June 30, 2023, respectively. The Company had no insured bank balances as of March 31, 2024 and June 30, 2023.

Accounts Receivable

Accounts receivable is recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business, but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on Management’s assessment of known requirements, aging of receivables, payment and bad debt history, the customer’s current credit worthiness, changes in customer payment patterns and the economic environment. From November 1, 2013, the Company changed its credit policy by offering ninety (90) day payment terms for sales agents. As of March 31, 2024 and June 30, 2023, the balances of accounts receivable were $nil and $nil, respectively. The Company determines the allowance based on aging data, historical collection experience, customer specific facts, and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company evaluated the nature of all accounts receivable then provided allowance for doubtful accounts. The Company has determined that an allowance of $30,084 and $51,188 was appropriate as of March 31, 2024 and June 30, 2023, respectively.

Advances to Suppliers

The Company periodically makes advances to certain vendors for purchases of raw materials or to service providers for services relating to construction plans for its plants, equipment and production lines for Good Manufacturing Practice (“GMP”) upgrading, and records these payments as advances to suppliers. As of March 31, 2024 and June 30, 2023, advances to suppliers amounted to $222,370 and $198,157, respectively.

Inventory

Inventory consists of raw materials, work in progress, and finished goods or manufactured products.

Inventory is stated at the lower of either cost or market value and consists of materials, labor and overhead. HLJ Huimeijia uses the weighted average method for inventory valuation. Other subsidiaries of the Company use the first-in, first-out (“FIFO”) method for inventory valuation. Overhead costs included in finished goods include direct labor costs and other costs directly applicable to the manufacturing process. The Company evaluates inventory for excess, slow moving, and obsolete inventory, as well as inventory the value of which is in excess of its net realizable value. This evaluation includes analysis of sales levels by product and projections of future demand. If future demand or market conditions are less favorable than the Company’s projections, a write-down of inventory may be required, and would be reflected in cost of goods sold in the period the revision is made. The inventory allowance in the amounts of $nil and $nil were provided for as of March 31, 2024 and June 30, 2023, respectively.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment”, and FASB ASC Topic 205, “Presentation of Financial Statements”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve Management’s estimates on asset useful life and future cash flows. Actual useful life and cash flows could be different from those estimated by Management, which could have a material effect on the Company’s reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. As of March 31, 2024 and June 30, 2023, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Intangible Assets

The Company evaluates intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other”. Intangible assets deemed to have indefinite life are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. The value of the Company’s intangible assets could be impacted by future adverse changes such as: (i) any future declines in the Company’s operating results, (ii) a decline in the valuation of technology, including the valuation of the Company’s common stock, (iii) a significant slowdown in the worldwide economy, or (iv) any failure to meet the performance projections included in the Company’s forecasts of future operating results. In accordance with FASB ASC Topic 350, the Company tests intangible assets for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Impairment evaluations involve Management’s estimates of asset useful life and future cash flows. Significant judgment of Management is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, the Company could incur additional impairment charges in a future period. Based on such evaluations, there was no impairment recorded for intangible assets, for the nine months ended March 31, 2024 and 2023, respectively.

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

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by Management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, there was no impairment recorded for construction in progress, for the nine months ended March 31, 2024 and 2023, respectively. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

Revenue Recognition

The Company recognizes revenue in the amount to which it expects to be entitled when control of the products or services is transferred to its customers based on any contract. Control is generally transferred when the Company has a present right to payment and title and the significant risks and rewards of ownership of products or services are transferred to its customers while performance obligation are completed. For most of the Company’s products net sales, control transfers when products are shipped and transaction price are determined. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when control of the products or services is transferred to its customers that reflects the performance obligations are properly allocated and satisfied with transaction price. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations. The Company records revenue at the discounted selling price and allows its customers to return products for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience. There has been no provision recorded for returns based upon historical experience for the nine months ended March 31, 2024 and 2023, respectively.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 16% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 16% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. As of March 31, 2024 and June 30, 2023, VAT payables were $50,130 and $37,119, respectively.

Sales-Related Taxes

Pursuant to the tax law and regulations of the PRC, the Company is obligated to pay 7% and 5% of the annual aggregate VAT paid by the Company as taxes for the purposes of maintaining and building cities and educational facilities, which fees are included as sales-related taxes. Sales-related taxes are recorded when sales revenue is recognized. Sales-related taxes were $nil and $nil for the nine months ended March 31, 2024 and 2023, respectively.

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

(Loss)/Earnings Per Share

Basic (loss)/earnings per common share are computed by dividing net (loss)/earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, (loss)/diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the nine months ended March 31, 2024 and 2023, the Company had no potential dilutive common stock equivalents outstanding.

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

NOTE 3 - ACCOUNTS RECEIVABLE

The Company’s accounts receivable were $nil and $nil, and net of allowances for doubtful accounts amounted to $30,084 and $51,188, as of March 31, 2024 and June 30, 2023, respectively.

Allowance for doubtful accounts movement is as follows:

	March 31,	June 30,
	2024	2023
Beginning balance	$51,188	$48,769
Provision	223	7,404
Reversal	(21,327)	(4,985)
Ending balance	$30,084	$51,188

NOTE 4 - INVENTORY

Inventory consisted of following:

	March 31,	June 30,
	2024	2023
Raw Materials	$1,568	$1,769
Finished Goods	786	575
Self-made semi finished goods	-	38,264
Total	$2,354	$40,608

The inventory allowance in the amounts of $nil and $nil was provided for as of March 31, 2024 and June 30, 2023, respectively.

NOTE 5 - Prepaid investment funds

Prepaid investment funds of the Company consisted of the following:

	March 31,	June 30,
	2024	2023
Prepaid investment funds	$-	$40,682,360
Total	$-	$40,682,360

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

Cash- Xin Sun	$40,275,537
Cash-Kai Sun	406,823
Total consideration	$40,682,360

NOTE 6 - CONSTRUCTION IN PROGRESS

Construction in progress from the continuing operations of the Company consisted of the following:

	March 31,	June 30,
	2024	2023
Plant - HLJ Huimeijia	$421,896	$420,092
Total	$421,896	$420,092

On April 6, 2012, HLJ Huimeijia entered into an agreement with a contractor for construction of the HLJ Huimeijia plant. The estimated total cost of construction was approximately $1.86 million (RMB 12,800,000). As of March 31, 2024, 71.36% of construction has been completed, $1,265,016 (RMB 9,133,796) has been recorded as costs of construction in progress and construction in progress at an amount of $727,519 (RMB 5,252,904) has been completed and converted into property, plant and equipment.

The Company uses the fair value of the actual land area occupied by construction in progress as a reference basis for construction in progress. According to the latest listing price of land in the Announcement on the Transfer of State-owned Land Use Rights in Hailin City (Hailin Natural Resources Announcement [2024] No. 1), the starting price of 3652㎡ land in Zhenxing Village, Sandaohazi Town, as of February 29, 2024, is $111,275, with a starting price of $30/㎡. The land area for the Company's construction in progress is 43,350㎡. Therefore, the fair value based on the starting price is calculated to be $1,320,859. As of March 31, 2024, the carrying value is $421,896, which is less than the fair value of the land. Therefore, after assessment by the Company's management, there is no impairment in the construction in progress.

NOTE 7 - PROPERTY, PLANTS AND EQUIPMENT

Property, plants and equipment consisted of the following:

	March 31,	June 30,
	2024	2023
Building, Warehouses and Improvements	$3,784,479	$3,768,300
Machinery and Equipment	1,689,302	1,693,740
Office Equipment	64,042	72,382
Vehicles	59,906	75,117
Others	893,044	889,225
Less: Accumulated Depreciation	(3,994,193)	(3,771,594)
Total	$2,496,580	$2,727,170

Depreciation expenses were $242,615 and $179,555 for the nine months ended March 31, 2024 and 2023, respectively. Depreciation expenses charged to operations were $242,615 and $179,555 for the nine months ended March 31, 2024 and 2023, respectively. Depreciation expenses charged to cost of goods sold were $nil and $nil for the nine months ended March 31, 2024 and 2023, respectively.

NOTE 8 - INTANGIBLE ASSETS

The following is a summary of intangible assets from the continuing operations of the Company:

	March 31, 2024	June 30, 2023
Land Use Rights – Humankind	$877,801	$874,048
Health Supplement Product Patents – Humankind	4,154,952	4,137,188
Pharmaceutical Patents - HLJ Huimeijia	362,058	360,511
Land Use Rights - HLJ Huimeijia	600,403	597,836
Less: Accumulated Amortization	(5,030,829)	(5,004,808)
Total	$964,385	$964,775

All land in the PRC belongs to the government of the PRC. Enterprises and individuals can pay the PRC government a fee to obtain the right to use a piece of land for commercial purposes or residential purposes for an initial period of 50 years or 70 years. These land use rights can be sold, purchased, and exchanged in the market. The successive owner of the land use right will have the right to use the land for the time remaining on the initial period. The patents have amortized life of 10 years. The Company assessed that there were no indications of impairment for intangible assets based on the surrounding market land prices.

Amortization expenses were $4,534 and $347,858 for the nine months ended March 31, 2024 and 2023, respectively.

NOTE 9 - SHORT-TERM LOANS

Short-term loans of the Company consisted of the following:

	March 31, 2024
	Principle Amount	Annual Interest Rate	Contract term
	US$
China Construction Bank	$34,625	3.95%	2023.05.18-2024.5.18

On May 18, 2023, the Company signed a loan contract with China Construction Bank, the loan amount is RMB 250,000 ($34,625), term for this loan is May 18, 2023 to May 18, 2024 with borrowing interest rate of 3.95% and unsecured.

NOTE 10 - RELATED PARTY DEBTS

Related party debts, which represent temporary short-term loans from Mr. Xin Sun and Mr. Kai Sun, consisted of the following:

	March 31, 2024	June 30, 2023
Mr. Xin Sun	$5,470,850	$5,121,776
Mr. Kai Sun	32,386	32,248
Total	$5,503,236	$5,154,024

These loans are unsecured, non-interest bearing, and have no fixed terms of repayment; therefore, they are deemed payable on demand. Mr. Kai Sun is a PRC citizen and a family member of Mr. Xin Sun, the CEO of the Company.

NOTE 11 - INCOME TAXES

(a) Corporate income taxes

United States

China Health US was organized in the United States. China Health US had no taxable income for US income tax purposes for the nine months ended March 31, 2024 and 2023. As of March 31, 2024, China Health US had a net operating loss carry forward for United States income tax purposes. Net operating loss carry forwards are available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s operating history and the continued losses of its US entity. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. There were no changes in the valuation allowance for the nine months ended March 31, 2024 and 2023. Management reviews this valuation allowance periodically and makes adjustments accordingly.

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

The provision for income taxes of the Company consisted of the following for the three and nine months ended March 31, 2024 and 2023:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Current provision:
USA	$-	$-	$-	$-
PRC	-	-	-	-
Total current provision	-	-	-	-
Deferred provision:	-	-	-	-
USA	-	-	-	-
PRC	-	-	-	-
Total deferred provision	-	-	-	-
Total provision for income taxes	$-	$-	$-	$-

Significant components of deferred tax assets of the Company were as follows:

	March 31,	June 30,
	2024	2023
Deferred tax assets
Net operating loss carry forward	$687,309	$1,007,658
Allowances for doubtful accounts	(7,521)	(12,797)
Valuation allowance	(679,788)	(994,861)
Total	$-	$-

The tax payable consisted of the following:

	March 31,	June 30,
	2024	2023

VAT payable	$50,130	$37,119
Income tax payable	22,114	22,020
Other tax payable	79,337	78,446
Total	$151,581	$137,585

(b) Uncertain tax positions

There were no unrecognized tax benefits as of March 31, 2024 and June 30, 2023. Management does not anticipate any potential future adjustments in the next twelve months which would result in a material change to its tax positions. For the nine months ended March 31, 2024 and 2023, the Company did not incur any interest or penalties arising from its tax payments.

NOTE 12 – (LOSS)/EARNINGS PER SHARE

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

For the nine months ended March 31, 2024 and 2023, the Company did not have potential dilutive shares. The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

Net (loss)/income	$(142,752)	$(290,288)	$(770,663)	$182,570

Net (loss)/income per share:
Net (loss)/income share basic & diluted	$(0.0022)	$(0.0044)	$(0.0118)	0.0028
Weighted average shares outstanding:
Basic & diluted	65,539,737	65,539,737	65,539,737	65,539,737

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

The Company had no rental commitment as of March 31, 2024.

NOTE 14 - MAJOR SUPPLIERS AND CUSTOMERS

For the nine months ended March 31, 2024, the Company had no suppliers primarily due to the Company merely sold its previous inventory Hemp Oil and there is no need for new procurement. For the nine months ended March 31, 2023, the Company had only one supplier that in the aggregate accounted for 100%.

For the nine months ended March 31, 2024, the Company had only one customer that in the aggregate accounted for 100% of the Company’s total sales. For the nine months ended March 31, 2023, the Company had only one customer that in the aggregate accounted for 100% of the Company’s total sales.

NOTE 15 - SEGMENT REPORTING

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

The following tables present summary information by segment for the three and nine months ended March 31, 2024 and 2023, respectively:

	For the Three Months Ended March 31, 2024					For the Three Months Ended March 31, 2023
	HLJ					HLJ
	Huimeijia	Humankind	HempCan	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$-	$87	$-	$-	$87	$-	$21,416	$-	$21,416
Cost of revenues	-	87	-	-	87	-	19,083	-	19,083
Gross profit	-	-	-	-	-	-	2,333	-	2,333
Interest income	5	4	1	2	12	17	26,823	7	26,847
Interest expense	(7)	-	-	-	(7)	-	-	-	-
Depreciation and amortization	49,895	19,798	-	-	69,693	27,788	151,383	-	179,171
Income tax	-	-	-	-	-	-	-	-	-
Net (loss)/income	(72,430)	(56,547)	(13,052)	(723)	(142,752)	(89,158)	(178,033)	(23,097)	(290,288)
Total capital expenditures	-	-	-	-	-	-	-	-	-
Total assets	$2,077,064	$2,048,631	$2,915	$2,537	$4,131,147	$2,665,781	$45,817,974	$20,621	$48,504,376

	For the Nine Months Ended March 31, 2024					For the Nine Months Ended March 31, 2023
	HLJ					HLJ
	Huimeijia	Humankind	HempCan	Others	Consolidated	Huimeijia	Humankind	Others	Consolidated
Revenues	$-	$38,433	$-	$-	$38,433	$-	$54,066	$-	$54,066
Cost of revenues	-	38,433	-	-	38,433	-	48,728	-	48,728
Gross profit	-	-	-	-	-	-	5,338	-	5,338
Interest income	14	1,801	3	13	1,831	378	86,978	20	87,376
Interest expense	(50)	-	-	-	(50)	-	-	-	-
Depreciation and amortization	140,936	106,213	-	-	247,149	138,898	388,515	-	527,413
Income tax	-	-	-	-	-	-	-	-	-
Net (loss)/income	(237,875)	(230,040)	(48,992)	(253,756)	(770,663)	875,655	(472,368)	(220,717)	182,570
Total capital expenditures	-	-	-	-	-	-	-	-	-
Total assets	$2,077,064	$2,048,631	$2,915	$2,537	$4,131,147	$2,665,781	$45,817,974	$20,621	$48,504,376

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

The Company owns a GMP-certified plant and production facilities and has the capacity to produce 21 different NMPA-approved medicines, 14 NMPA-approved health supplement products and 10 hemp derivative products in soft capsule, hard capsule, tablet, granule, and oral liquid forms. These products address the needs of some key sectors in China, including the feminine, geriatric, and children’s markets.

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

We have developed the following products that are derived from hemp and obtained business license to manufacture and sell these products. We are selling these products since May 2018. Hemp Seed Beer, Hemp Oil, Hemp Protein Powder, Hemp Polypeptide and Collagen Peptide are sold through Humankind and HempCan. Other products are sold through HLJ Huimeijia. The revenue of the Hemp Oil accounted for 100% and the Hemp Seed Beer accounted for 100.00% of the total revenues for the nine-month periods ended March 31, 2024 and 2023, respectively.

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

Results of Operations

Three months ended March 31, 2024 compared to the three months ended March 31, 2023

The following table summarizes the top lines of the results of our operations for the three months ended March 31, 2024 and 2023, respectively:

	March 31,	March 31,
	2024	2023	Variance	%
Revenues	$87	$21,416	$(21,329)	(99.59)%
Humankind	87	21,416	(21,329)	(99.59)%
HLJ Huimeijia	-	-	-	-
Cost of Goods Sold	$87	$19,083	$(18,996)	(99.54)%
Humankind	87	19,083	(18,996)	(99.54)%
HLJ Huimeijia	-	-	-	-
Gross Profit	$-	$2,333	$(2,333)	(100.00)%
Humankind	-	2,333	(2,333)	(100.00)%
HLJ Huimeijia	-	-	-	-

Revenue

Total revenues decreased by $21,329 or 99.59% for the three months ended March 31, 2024, as compared to the same period in 2023. The decrease in revenues was primarily due to a decrease of $21,329 or 99.59% in Humankind’s revenues for the three months ended March 31, 2024 as compared to the same period in 2023. The decrease in Humankind’s sales revenues was primarily due to Humankind’s enterprise transformation, sales were not smooth because of factory shut down.

Our total cost of goods sold decreased by $18,996 or 99.54% for the three months ended March 31, 2024 as compared to the same period in 2023. The decrease in the overall cost of sales was attributable to a decrease of $18,996 or 99.54% in Humankind’s cost of sales for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This decrease was mainly due to Humankind’s enterprise Transformation, sales were not smooth because of factory shut down.

Our gross margin decreased by $2,333 or 100.00% for the three months ended March 31, 2024 as compared to the same period in 2023. This change was consistent with the change of sales and costs in Humankind. The decrease in gross profit was primarily due to the enterprise transformation and Humankind was temporarily out of production.

Sales by Product Line

The following table summarizes a breakdown of our sales by major product lines for the three months ended March 31, 2024 and 2023 respectively:

	March 31, 2024			March 31, 2023
	Quantity	Sales	% of	Quantity	Sales	% of
	(Unit)	US $	Sales	(Unit)	US $	Sales
Humankind
Hemp Oil	-	-	-%	-	-	-%
Collagen Peptide	-	-	-%	-	-	-%
Hemp Polypeptide	-	-	-%	-	-	-%
Hemp Protein Powder	-	-	-%	-	-	-%
Hemp Seed Beer	-	-	-%	3,500	21,416	100.00%
HLJ Huimeijia
Muskiness Bone Strengthener Paste	-	-	-%	-	-	-%
Dampness dispelling pain ointment	-	-	-%	-	-	-%
Refining Cream dogskin	-	-	-%	-	-	-%
Indometacin and Furazolidone Suppositories	-	-	-%	-	-	-%
ShangBiTongDing	-	-	-%	-	-	-%
Total	-	-	-%	3,500	$21,416	100.00%

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2024 and 2023, respectively:

	March 31, 2024	March 31, 2023	Variance	%
Operating Expenses
Selling, general and administrative	$72,563	$152,627	$(80,064)	(52.46)%
Depreciation and amortization	69,693	179,171	(109,478)	(61.10)%
Total Operating Expenses	$142,256	$331,798	$(189,542)	(57.13)%

Total operating expenses for the three months ended March 31, 2024 were $189,542 or 57.13% lower than those in the corresponding period in 2023. The decrease in operating expenses was primarily attributable to decrease of $80,064 or 52.46% in selling general and administrative expenses, which is mainly due to the decrease of accountant fees and legal and professional fee of approximately $22,982 and non-production expense decreased by $36,154. Also, the depreciation and amortization decreased by $109,478, which was primarily due to the full amortization of Humankind’s Health Supplement Product Patents in March 2023.

Interest Income and Interest Expense

Interest income was $12 for the three months ended March 31, 2024, as compared to $26,847 for the three months ended March 31, 2023. This decrease of $26,835, or 99.96%, was mainly due to the decreased average balance of bank deposits compared with the same period of 2023.

Interest expense was $7 for the three months ended March 31, 2024 and $nil for the three months ended March 31, 2023.

Income Taxes

Income taxes was $nil for the three months ended March 31, 2024 as compared to $nil for the three months ended March 31, 2023.

Net Income (loss) and Net Income (loss) Per Share

Net loss was $142,752 for the three months ended March 31, 2024, as compared to $290,288 for the three months ended March 31, 2023. This decrease of $147,536 in net loss was primarily attributable to the decrease of operating expenses of $187,209.

Net loss per share was $0.0022 for the three months ended March 31, 2024 and $0.0044 for the three months ended March 31, 2023, respectively. This decrease was primarily a result of the aforementioned decrease in net loss.

Nine months ended March 31, 2024 compared to the nine months ended March 31, 2023

The following table summarizes the top lines of the results of our operations for the nine months ended March 31, 2024 and 2023, respectively:

	March 31,	March 31,
	2024	2023	Variance	%
Revenues	$38,433	$54,066	$(15,633)	(28.91)%
Humankind	38,433	54,066	(15,633)	(28.91)%
HLJ Huimeijia	-	-	-	-
Cost of Goods Sold	$38,433	$48,728	$(10,295)	(21.13)%
Humankind	38,433	48,728	(10,295)	(21.13)%
HLJ Huimeijia	-	-	-	-
Gross Profit	$-	$5,338	$(5,338)	(100.00)%
Humankind	-	5,338	(5,338)	(100.00)%
HLJ Huimeijia	-	-	-	-

Revenue

Total revenues decreased by $15,633 or 28.91% for the nine months ended March 31, 2024, as compared to the same period in 2023. The decrease in revenues was primarily caused by an decrease of $15,633 or 28.91% in Humankind’s revenues for the nine months ended March 31, 2024 as compared to the same period in 2023. The decrease in Humankind’s sales revenues was primarily due to Humankind’s enterprise transformation, sales were not smooth because of factory shut down.

Our total cost of goods sold decreased by $10,295 or 21.13% for the nine months ended March 31, 2024 as compared to the same period in 2023. The decrease in the overall cost of sales was attributable to an decrease of $10,295 or 21.13% in Humankind’s cost of sales for the nine months ended March 31, 2024 as compared to the same period in 2023. This decrease was mainly due to Humankind’s enterprise Transformation, sales were not smooth because of factory shut down.

Our gross margin decreased by $5,338 or 100.00% for the nine months ended March 31, 2024 as compared to the same period in 2023, primarily due to Humankind selling expiring Hemp oil at cost.

Sales by Product Line

The following table summarizes the breakdown of our sales by major product lines for the nine months ended March 31, 2024 and 2023 respectively:

	March 31, 2024			March 31, 2023
	Quantity	Sales	% of	Quantity	Sales	% of
	(Unit)	US$	Sales	(Unit)	US$	Sales
Humankind
Hemp Oil	3,375	38,433	100.00%	-	-	-%
Collagen Peptide	-	-	-%	-	-	-%
Hemp Polypeptide	-	-	-%	-	-	-%
Hemp Protein Powder	-	-	-%	-	-	-%
Hemp Seed Beer	-	-	-%	9,956	54,066	100.00%
HLJ Huimeijia
Muskiness Bone Strengthener Paste	-	-	-%	-	-	-%
Dampness dispelling pain ointment	-	-	-%	-	-	-%
Refining Cream dogskin	-	-	-%	-	-	-%
Indometacin and Furazolidone Suppositories	-	-	-%	-	-	-%
ShangBiTongDing	-	-	-%	-	-	-
Enema Glycerini and Essence repair liquid	-	-	-%	-	-	-
Total	3,375	38,433	100.00%	9,956	54,066	100.00%

Operating Expenses

The following table summarizes our operating expenses for the nine months ended March 31, 2024 and 2023, respectively:

	March 31, 2024	March 31, 2023	Variance	%
Operating Expenses
Selling, general and administrative	$524,619	$710,946	$(186,327)	(26.21)%
Depreciation and amortization	247,149	527,413	(280,264)	(53.14)%
Total Operating Expenses	$771,768	$1,238,359	$(466,591)	(37.68)%

Total operating expenses for the nine months ended March 31, 2024 were $466,591 or 37.68% higher than those in the same period in 2023. The decrease in operating expenses was primarily attributable to decrease of $186,327 or 26.21% in selling general and administrative expenses, which is mainly due to the decrease in expired destruction of inventory and non-production expense. Also, the depreciation and amortization decreased by $280,264, which was primarily due to the full amortization of Humankind’s Health Supplement Product Patents in March 2023.

Interest Income and Interest Expense

Interest income was $1,831 for the nine months ended March 31, 2024, as compared to $87,376 for the nine months ended March 31, 2023. This decrease of $85,545, or 97.90%, was mainly due to the decreased average balance of bank deposits compared with the same period of 2023.

Interest expense was $50 and $nil for the nine months ended March 31, 2024 and for the nine months ended March 31, 2023.

Income Taxes

Income taxes was $nil for the nine months ended March 31, 2024 as compared to $nil for the nine months ended March 31, 2023.

Net Income (loss) and Net Income (loss) Per Share

Net loss was $770,663 for the nine months ended March 31, 2024, as compared to net income of $182,570 for the nine months ended March 31, 2023. This increase of $953,233 in net loss was primarily attributable to the decrease of other income, net of $1,328,189 and operating expenses of $466,591.

Net loss per share was $0.0118 for the nine months ended March 31, 2024 and net income per share was $0.0028 for the nine months ended March 31, 2023, respectively. This decrease was primarily a result of the aforementioned decrease in net loss.

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

The following table summarizes our cash and cash equivalents positions, our working capital, and our cash flow activities as of March 31, 2024 and June 30, 2023 and for the nine months ended March 31, 2024 and 2023:

	March 31, 2024	June 30, 2023
Cash and cash equivalents	$18,100	$47,246
Working capital	$(6,281,017)	$34,997,532
Inventories	$2,354	$40,608

	For the Nine Months ended March 31,
	2024	2023
Cash provided by (used in):
Operating activities	$(31,686)	$489,796
Investing activities	$2,460	$-
Financing activities	$-	$-

For the nine months ended March 31, 2024, our net decrease in cash and cash equivalents totalled $29,146, which total was comprised of net cash used in operating activities in the amount of $31,686 and the positive effect of prevailing exchange rates on our cash position of $80.

For the nine months ended March 31, 2023, our net decrease in cash and cash equivalents totalled $1,453,357, which total was comprised of net cash provided by operating activities in the amount of $489,796 and the negative effect of prevailing exchange rates on our cash position of $1,943,153.

Our working capital as of March 31, 2024 was $(6,281,017), compared to working capital of $34,997,532 as of June 30, 2023. This decrease of $41,278,549 or 117.95% was primarily attributable to the decrease of prepaid investment funds of $40,682,360 due to Offsetting the consideration paid for the acquisition of HempCan.

Net cash used in operating activities was $31,686 for the nine months ended March 31, 2024, primarily attributable to net loss in the amount of $770,663 with adjustments of $247,149 of depreciation and amortization expenses, an increase of amounts due to related parties in the amount of $302,118 and the increase of advance from customers in the amount of $127,322. The positive effect of exchange rate changes on cash and cash equivalents in the amount of $80 for the three months ended March 31, 2024 was mainly a result of the effect of the valuation of the RMB against the USD on the significant amount of cash and cash equivalents held by the Company in RMB. The exchange rates from USD to RMB were 7.2513 to 1 and 7.2203 to 1 as of June 30, 2023 and March 31, 2024, respectively, and the average exchange rate from USD to RMB was 7.2193 for the nine months ended March 31, 2024.

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

Net cash used in investing activities was $2,460 for the nine months ended March 31, 2024, primarily attributable to the acquisition of the subsidiary formed HempCan.

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

Related Party Debts

We had related party debts in the amount of $5,503,236 as of March 31, 2024, as compared to $ 5,154,024 as of June 30, 2023, an increase of $349,212 or 6.78%. Our related party debts mainly consist of a loan from Mr. Xin Sun, the CEO of the Company. The loan is unsecured, non-interest bearing, and has no fixed terms of repayment. There was no written agreement for the loan. See Note 10.

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

There have been no material changes during the nine months ended March 31, 2024 in the Company’s significant accounting policies to those previously disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2023.

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

At the conclusion of the period ended March 31, 2024, the Company carried out an evaluation, under the supervision and with the participation of Management, including the Company’s principal executive and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Company’s principal executive and principal financial officer concluded that, due to the material weakness in the Company’s internal controls over financial reporting as discussed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2023, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Changes in Internal Controls over Financial Reporting

No changes in the Company’s internal controls over financial reporting have come to Management’s attention during the quarter ended March 31, 2024 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

CHINA HEALTH INDUSTRIES HOLDINGS, INC.

/s/ Xin Sun
By:	Xin Sun
Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Date:	June 26, 2024

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).